Form 10-Q
period 2007-05-14
LEGACY RESERVES L P
filed 2007-05-14
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 1-33249

Legacy Reserves LP
(Exact name of registrant as specified in its charter)

Delaware	16-1751069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 W. Wall Suite 1400 Midland, Texas	79701
(Address of principal executive offices)	(Zip code)

(432) 689-5200
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.:

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

26,066,596 units representing limited partner interest in the registrant were outstanding as of May 14, 2007.

TABLE OF CONTENTS

		Page
Glossary of Terms		3

Part I - Financial Information
Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of December 31, 2006 and March 31, 2007 (Unaudited)	6
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006
	and 2007 (Unaudited)	8
	Condensed Consolidated Statement of Unitholders' Equity for the three months ended March 31,
	2007 (Unaudited)	9
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and
	2007 (Unaudited)	10
	Notes to Condensed Consolidated Financial Statements (Unaudited)	12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	33
Item 4.	Controls and Procedures.	34
Part II - Other Information
Item 1.	Legal Proceedings.	35
Item 1A.	Risk Factors.	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	35
Item 3.	Defaults Upon Senior Securities.	35
Item 4.	Submission of Matters to a Vote of Security Holders.	35
Item 5.	Other Information.	35
Item 6.	Exhibits.	36

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

NGLs or natural gas liquids.  The combination of ethane, propane, butane and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

NYMEX.  New York Mercantile Exchange.

Oil.  Crude oil, condensate and natural gas liquids.

Productive well.  A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceeds production expenses and taxes.

Proved developed reserves.  Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included in “proved developed reserves” only after testing by a pilotproject or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	December 31,	March 31,
	2006	2007

Current assets:
Cash and cash equivalents	$1,061,852	$1,690,443
Accounts receivable, net:
Oil and natural gas	7,599,915	6,974,731
Joint interest owners	4,345,334	5,378,596
Affiliated entities and other (Note 4)	21,336	54,376
Fair value of oil and natural gas swaps (Note 6)	5,102,083	343,995
Prepaid expenses and other current assets	90,609	675,146
Total current assets	18,221,129	15,117,287

Oil and natural gas properties, at cost:
Proved oil and natural gas properties, at cost, using the
successful efforts method of accounting:	289,518,708	295,873,482
Unproved properties	68,275	78,742
Accumulated depletion, depreciation and amortization	(42,006,485)	(47,124,125)
	247,580,498	248,828,099

Other property and equipment, net of accumulated depreciaton and
amortization of $51,108 and $77,440, respectively	303,750	289,088
Deposit on pending acquisition	-	2,250,000
Operating rights, net of amortization of $295,314 and $441,877,
respectively	6,721,358	6,574,795
Other assets, net of amortization of $167,179 and $208,758, respectively	541,743	500,165
	$273,368,478	$273,559,434

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
	2006	2007
LIABILITIES AND UNITHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,931,627	$479,606
Accrued oil and natural gas liabilities	5,881,612	4,413,088
Fair value of oil and natural gas swaps (Note 6)	-	244,098
Asset retirement obligation (Note 7)	553,579	533,579
Other	1,466,693	759,244
Total current liabilities	10,833,511	6,429,615
Long-term debt (Note 2)	115,800,000	4,000,000
Asset retirement obligation (Note 7)	5,939,201	6,000,590
Fair value of oil and natural gas swaps (Note 6)	2,006,547	6,692,806
Total liabilities	134,579,259	23,123,011

Commitments and contingencies (Note 5)
Unitholders' equity:
Limited partners' equity - 18,395,233 and 25,407,771 units issued
and outstanding at December 31, 2006 and March 31, 2007, respectively	138,653,452	250,311,651
General partner's equity (approximately 0.1%)	135,767	124,772
Total unitholders' equity	138,789,219	250,436,423
	$273,368,478	$273,559,434
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2007

Revenues:
Oil sales	$7,439,840	$12,405,812
Natural gas sales	2,995,417	3,525,874
Realized and unrealized loss on oil and natural gas swaps (Note 6)	(3,896,182)	(7,222,669)
Total revenues	6,539,075	8,709,017

Expenses:
Oil and natural gas production	2,676,767	4,739,552
Production and other taxes	738,157	993,573
General and administrative	955,856	1,827,136
Depletion, depreciation, amortization and accretion	2,387,866	5,295,056
Impairment of long-lived assets	-	89,970
Total expenses	6,758,646	12,945,287

Operating loss	(219,571)	(4,236,270)

Other income (expense):
Interest income	33,347	104,308
Interest expense (Note 2)	(1,444,762)	(625,383)
Equity in loss of partnership	(317,788)	-
Other	14,910	680
Net loss	$(1,933,864)	$(4,756,665)

Loss per unit - basic and diluted	$(0.17)	$(0.19)

Weighted average number of units used in computing loss per unit - basic and diluted	11,141,915	24,519,601
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

				Total
	Number of	Limited	General	Unitholders'
	Limited Partner Units	Partner	Partner	Equity

Balance, December 31, 2006	18,395,233	$138,653,452	$135,767	$138,789,219

Net proceeds from initial public
equity offering	6,900,000	121,554,464	-	121,554,464
Compensation expense on unit
options granted to employees	-	62,484	-	62,484
Compensation expense on restricted
unit awards issued to employees	-	85,164	-	85,164
Vesting of Restricted Units	17,538	-	-	-
Units issued to Greg McCabe
in exchange for oil and
natural gas properties	95,000	2,270,500	-	2,270,500
Distributions to unitholders, $0.41 per unit	-	(7,561,174)	(7,569)	(7,568,743)
Net loss	-	(4,753,239)	(3,426)	(4,756,665)
Balance, March 31, 2007	25,407,771	$250,311,651	$124,772	$250,436,423

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(1,933,864)	$(4,756,665)
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	2,387,866	5,295,056
Amortization of debt issuance costs	228,092	41,578
Impairment of long-lived assets	-	89,970
Loss on oil and natural gas swaps	3,896,182	7,222,669
Equity in loss of partnership	317,788	-
Amortization of unit-based compensation	14,080	147,648
Changes in assets and liabilities
(Increase) decrease in accounts receivable, oil and natural gas	(789,284)	625,184
Increase in accounts receivable, joint interest owners	(135,790)	(1,033,262)
Increase in accounts receivable, other	(930,761)	(33,040)
Increase in other current assets	(474,720)	(584,537)
Decrease in accounts payable	(237,711)	(2,452,021)
Decrease in accrued oil and natural gas liabilities	(793,966)	(1,468,524)
Increase in due to affiliates	1,059,308	-
Increase (decrease) in other current liabilities	2,198,405	(773,576)
Total adjustments	6,739,489	7,077,145
Net cash provided by operating activities	4,805,625	2,320,480
Cash flows from investing activities:
Investment in oil and natural gas properties	(9,491,019)	(4,081,716)
Increase in deposit on pending acquisition	-	(2,250,000)
Investment in other equipment	(32,437)	(11,670)
Collection of notes receivable	924,441	-
Net cash settlements on oil and natural gas swaps	1,396,936	2,465,776
Net cash used in investing activities	(7,202,079)	(3,877,610)
Cash flows from financing activities:
Proceeds from long-term debt	65,800,000	6,000,000
Payments of long-term debt	(67,189,791)	(117,800,000)
Payments of debt issuance costs	(150,204)	-
Proceeds from issuance of units, net	78,728,631	121,554,464
Redemption of Founding Investors' units	(69,938,000)	-
Dividend - reimbursement of offering costs paid by MBN Management LLC	(1,200,229)	-
Capital contributed by owner	19,356	-
Cash not acquired in Legacy formation transactions	(3,104,304)	-
Distributions to unitholders	(2,296,914)	(7,568,743)
Net cash provided by financing activities	668,545	2,185,721
Net increase (decrease) in cash and cash equivalents	(1,727,909)	628,591
Cash and cash equivalents, beginning of period	1,954,923	1,061,852
Cash and cash equivalents, end of period	$227,014	$1,690,443

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Three Months Ended March 31,
	2006	2007

Non-Cash Investing and Financing Activities:

Asset retirement obligation costs and liabilities	$1,467,241	$-
Asset retirement obligations associated with property acquisitions	$-	$13,025
Non-controlling interests' share of net financing costs of MBN
Properties LP capitalized to oil and natural gas properties	$164,202	$-
Units issued to MBN Properties LP in exchange for the
non-controlling interests' share of oil and natural gas properties	$31,743,934	$-
Units issued to Brothers Group in exchange for:
Oil and natural gas properties	$105,298,794	$-
Other property and equipment	$107,275	$-
Units issued to H2K Holdings Ltd. in exchange for oil and
natural gas properties	$1,419,483	$-
Oil and natural gas hedge liabilities assumed from the
Brothers Group and H2K Holdings Ltd.	$3,147,152	$-
Units issued in exchange for oil and
natural gas properties	$-	$2,270,500
Deemed dividend to Moriah Group owners for accounts not acquired in Legacy formation transaction:
Accounts receivable, oil and natural gas	$4,248,157	$-
Accounts receivable, joint interest owners	$249,627	$-
Accounts receivable, other	$539,968	$-
Other assets	$891,300	$-
Accounts payable	$(213,941)	$-
Accrued oil and natural gas liabilities	$(1,520,709)	$-
Due to affiliates	$(1,254,215)	$-
Other liabilities	$(2,166,276)	$-

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  Organization, Basis of Presentation and Description of Business

Legacy Reserves LP and its affiliated entities are referred to as Legacy or LRLP in these financial statements.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

LRLP, a Delaware limited partnership, was formed by its general partner, Legacy Reserves GP, LLC (“LRGPLLC”), on October 26, 2005 to own and operate oil and natural gas properties. LRGPLLC is a Delaware limited liability company formed on October 26, 2005, and it owns less than a 0.1% general partner interest in LRLP.

On March 15, 2006, Legacy, as the successor entity to the Moriah Group (defined below), completed a private equity offering in which it (1) issued 5,000,000 limited partnership units at a gross price of $17.00 per unit, netting $76.8 million after initial purchaser’s discount, placement agent’s fee and expenses, (2) acquired certain oil and natural gas properties (Note 3) and (3) redeemed 4.4 million units for $69.9 million from the Brothers Group, H2K Holdings and MBN Properties, who, along with the Moriah Group, are its “Founding Investors”. The Moriah Group was treated as the acquiring entity in this transaction, hereinafter referred to as the “Legacy Formation.” Because the combination of the businesses that comprised the Moriah Group was a reorganization of entities under common control, the combination of these businesses was reflected retroactively at carryover basis in these condensed consolidated financial statements. The accounts presented for periods prior to the Legacy Formation transaction are those of the Moriah Group.

On January 18, 2007, Legacy closed its initial public offering (“IPO”) of 6,900,000 limited partnership units at an IPO price of $19.00 per unit. Net proceeds to the partnership after underwriting discounts and estimated offering expenses were approximately $122 million, which was used to repay all indebtedness outstanding under the partnership’s credit facility and for general partnership purposes.

Significant information regarding rights of the limited partners includes the following:

 • Right to receive, within 45 days after the end of each quarter, distributions of available cash, if distributions are declared.

 • No limited partner shall have any management power over our business and affairs; the general partner shall conduct, direct and manage LRLP’s activities.

 • The general partner may be removed if such removal is approved by the unitholders holding at least 66 2/3 percent of the outstanding units, including units held by LRLP’s general partner and its affiliates provided that a unit majority has elected a successor general partner.

 • Right to receive information reasonably required for tax reporting purposes within 90 days after the close of the calendar year.

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

All significant intercompany accounts and transactions have been eliminated. The Moriah Group consolidated MBN Properties LP as a variable interest entity under FASB Interpretation Number “FIN” 46R since the Moriah Group was the primary beneficiary of MBN Properties LP. The partners, shareholders and owners of these entities have other investments, such as real estate, that are held either individually or through other legal entities that are not presented as part of these financial statements. The accompanying financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred.

Legacy owns and operates oil and natural gas producing properties located primarily in the Permian Basin of West Texas and southeast New Mexico. Legacy has acquired oil and natural gas producing properties and undrilled leasehold.

These condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited.  In the opinion of management, such financial statements include the adjustments and accruals which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in these financial statements for and as of the three months ended March 31, 2007 and 2006.

(2)  Credit Facility

On July 29, 1999, the Moriah Group entered into a Credit Facility (the “Agreement”) that permitted borrowings up to the lesser of (i) the borrowing base, or (ii) $20 million. On September 13, 2005, the Moriah Group replaced its Credit Agreement with a new senior credit facility (the “New Facility”) with a new lending group that permitted borrowings in the lesser amount of (i) the borrowing base, or (ii) $75 million. The borrowing base under the New Facility, initially set at $40 million, was subject to re-determination every six months and was subject to adjustment based upon changes in the fair market value of the Moriah Group’s oil and natural gas assets. Interest on the New Facility was payable monthly and was charged in accordance with the Moriah Group’s selection of a LIBOR rate plus 1.5% to 2.0%, or prime rate up to prime rate plus 0.5%, dependent on the percentage of the borrowing base which was drawn. Borrowings under this New Facility were due in September 2009. The New Facility contained certain loan covenants requiring minimum financial ratio coverages, involving the current ratio and EBITDA to interest expense. On September 13, 2005, the Moriah Group borrowed $22,123,000 from the new lending group to provide for general corporate purposes, to fund a $4.2 million distribution to Cary Brown and Dale Brown and to advance additional subordinated notes receivable in the amount of $17,598,000 to MBN Properties LP, which purchased oil and natural gas producing properties from PITCO. The Moriah Group’s interest rate at December 31, 2005 was 6.0%. The Moriah Group paid interest expense on this debt of $220,638 for the year ended December 31, 2005 and $264,062 for the period from January 1, 2006 through March 15, 2006. At December 31, 2005, the Moriah Group was in compliance with all aspects of the New Facility. All amounts outstanding under the New Facility at March 15, 2006 were repaid in full on that date as part of the formation transactions.

On September 13, 2005, MBN Properties LP entered into a new senior credit facility (the “MBN Facility”) with a lending group that permitted borrowings in the lesser amount of (i) the borrowing base, or (ii) $75 million. The borrowing base under the MBN Facility, initially set at $35 million, was subject to re- determination every six months and was subject to adjustment based upon changes in the fair market value of the MBN Properties LP’s oil and natural gas assets. Interest on the MBN Facility was payable monthly and was charged in accordance with MBN Properties LP’s selection of a LIBOR rate plus 1.5% to 2.0%, or prime rate up to prime rate plus 0.50%, dependent on the percentage of the borrowing base which was drawn. Borrowings under this MBN Facility were due in September 2007. The MBN Facility contained certain loan covenants requiring minimum financial ratio coverages, involving the current ratio and EBITDA to interest expense. On September 13, 2005, MBN Properties LP borrowed $33,750,000 from the new lending group to purchase oil and natural gas producing properties from PITCO. The MBN Properties LP’s interest rate at December 31, 2005 was 6.33%. MBN Properties LP paid interest expense of $431,085 on this debt for the period from inception to December 31, 2005 and $1,300,727 for the period from January 1, 2006 through March 15, 2006. At December 31, 2005, MBN Properties LP was in compliance with all aspects of the MBN Facility. All amounts outstanding under the MBN Facility at March 15, 2006 were repaid in full on that date as part of the formation transactions.

As an integral part of the Legacy Formation, Legacy entered into a new credit agreement with a new senior credit facility (the “Legacy Facility”) with the same lending group that participated in the New Facility of the Moriah Group. Legacy’s oil and natural gas properties are pledged as collateral for any borrowings under the Legacy Facility. The terms of the Legacy Facility permits borrowings in the lesser amount of (i) the borrowing base, or (ii) $300 million. The borrowing base under the Legacy Facility, initially set at $130 million, is re-determined every six months and will be adjusted based upon changes in the fair market value of Legacy’s oil and natural gas assets. Interest on the Legacy Facility is payable monthly and is charged in accordance with Legacy’s selection of a LIBOR rate plus 1.25% to 1.875%, or prime rate up to prime rate plus 0.375%, dependent on the percentage of the borrowing base which is drawn. On March 15, 2006, Legacy borrowed $65.8 million from the new lending group as part of the Legacy Formation. On October 16, 2006, Legacy’s bank group reaffirmed its $130 million borrowing base. On May 3, 2007, Legacy’s bank group increased Legacy’s borrowing base to $150 million as part of the semi-annual re-determination.

On January 18, 2007, Legacy closed its initial public offering of 6,900,000 units representing limited partner interests at an initial public offering price of $19.00 per unit. Net proceeds to the partnership after underwriting discounts and estimated offering expenses were approximately $122 million, all of which was used to repay all indebtedness outstanding under the Legacy Facility and for general partnership purposes.

 As of March  31, 2007, Legacy had outstanding borrowings of $4.0 million at an interest rate of 8.25%, Legacy had approximately $125.7 million of availability remaining under the Legacy Facility as of March 31, 2007. For the three month period ended March 31, 2007, Legacy paid $773,306 of interest expense on the Legacy Facility. The Legacy Facility contains certain loan covenants requiring minimum financial ratio coverages, involving the current ratio and EBITDA to interest expense. At December 31, 2006 and March 31, 2007, Legacy was in compliance with all aspects of the Legacy Facility.

Long-term debt consists of the following at December 31, 2006 and March 31, 2007:

	December 31,	March 31,
	2006	2007

Legacy Facility- due March 2010	$115,800,000	$4,000,000

(3)  Acquisitions

Legacy Formation Acquisition

On March 15, 2006, LRLP completed a private equity offering in which it issued 5,000,000 limited partnership units at a gross price of $17.00 per unit, netting $76.8 million after initial purchaser’s discount, placement agent fees and expenses. Simultaneous with the completion of this offering, Legacy purchased the oil and natural gas properties of the Moriah Group, Brothers Group, H2K Holdings Ltd. and the Charitable Support Foundations, Inc. and its affiliates. Legacy also purchased the oil and natural gas properties owned by MBN Properties, LP. In the case of the Moriah Group, the Brothers Group and H2K Holdings Ltd. those entities exchanged their oil and natural gas properties for limited partnership units. The purchase of the oil and natural gas properties owned by the charitable foundations was solely for cash of $7.7 million. The owners of the Moriah Group, the Brothers Group and H2K Holdings Ltd. (the “Founding Investors”) exchanged 4.4 million of their units for $69.9 million in cash. The Moriah Group has been treated as the acquiring entity in the Legacy Formation. Accordingly, the accounts of the businesses acquired from the Moriah Group have been reflected retroactively at carryover basis in the consolidated financial statements, and the units issued to acquire them have been accounted for as a recapitalization. The net assets of the other businesses acquired and the units issued in exchange for them have been reflected at fair value and included in the statement of operations from the date of acquisition. With the exception of its assumption of liabilities associated with the oil and natural gas swaps it acquired, the other depreciable assets of the Brothers Group (office furniture and equipment and vehicles) and certain unamortized deferred financing costs of the Moriah Group, LRLP did not acquire any other assets or liabilities of the Moriah Group, the Brothers Group, H2K Holdings Ltd. or the Charitable Support Foundations, Inc. and its affiliates. The removal of the other assets and liabilities of the Moriah Group was reflected as a deemed dividend in the quarter ended March 31, 2006.

The following table sets forth the units issued in the Legacy Formation transaction:

Number of units
MPL	7,334,070
DAB Resources, Ltd.	859,703
Moriah Group	8,193,773
Brothers Group	6,200,358
H2K Holdings Ltd.	83,499
MBN Properties LP	3,162,438
Other investors	600,000
Total units issued at Legacy Formation	18,240,068

In addition to the 18,240,068 units issued at Legacy Formation, 52,616 restricted management units were issued to employees of Legacy concurrent with, but not as a part of, the Legacy Formation (Note 8).

The following table sets forth the purchase price of the oil and natural gas properties purchased from the Brothers Group, H2K Holdings Ltd. and three charitable foundations, which included the assumption of liabilities associated with oil and natural gas swaps as of March 14, 2006:

	Number of Units	Purchase Price
	at $17.00 per unit	of Assets Acquired
Brothers Group	6,200,358	$105,406,069
H2K Holdings Ltd.	83,499	1,419,483
Cash paid to three charitable foundations	-	7,682,854
Total purchase price before liabilities assumed		114,508,406
Plus:
Oil and natural gas swap liabilities assumed		3,147,152
Asset retirement obligations incurred		1,467,241
Less:
Office furniture, equipment and vehicles acquired		(107,275)
Total purchase price allocated to oil and
natural gas properties acquired		$119,015,524

In addition to the 3,162,438 common units issued to MBN Properties LP as part of the Legacy Formation transaction, LRLP paid $65.3 million in cash to MBN Properties LP to acquire that portion of the oil and natural gas properties of MBN Properties LP it did not already own by virtue of the Moriah Group’s ownership of a 46.22% limited partnership interest in MBN Properties LP. In addition, LRLP paid $1,980,468 to MBN Management LLC to reimburse expenses incurred by that entity in anticipation of the Legacy Formation. The following table sets forth the calculation of the step-up of oil and natural gas property basis with respect to this interest acquired:

	Number of Units	Purchase Price of
	at $17.00 per unit	Assets Acquired
Units issued to MBN Properties LP	3,162,438	$53,761,446
Cash paid to MBN Properties LP	-	65,300,000
Total purchase price before liabilities assumed		119,061,446
Plus:
Oil and natural gas swap liabilities assumed		2,539,625
ARO liabilities assumed		453,913
Less:
Net book value of other property and equipment on
MBN Properties LP at March 14, 2006		(39,056)
		122,015,928
Less:
Net book value of oil and natural gas assets on
MBN Properties LP at March 14, 2006		(62,990,390)
Purchase price in excess of net book value of assets		59,025,538
Less:
Share already owned by Moriah via consolidation
of MBN Properties LP	46.22%	(27,281,604)
Non-controlling interest share to record		31,743,934
Plus:
Elimination of deferred financing costs related to
non-controlling interests' share of MBN Properties LP		164,202
Reimbursement of Brothers Group's share of MBN
Management LLC losses from inception through
March 14, 2006		780,239
MBN Properties LP purchase price to allocate
to oil and natural gas properties		$32,688,375
Units related to purchase of non-controlling interest	1,867,290
Units related to interest previously owned by Moriah Group	1,295,148
Total units issued to MBN Properties LP	3,162,438

Larron Acquisition

On June 29, 2006, Legacy purchased a 100% working interest and an approximate 82% net revenue interest in producing leases located in the Farmer Field for $5.7 million. The conveyance of the leases was effective April 1, 2006. The $5.6 million net purchase price was allocated with $4.6 million recorded as lease and well equipment and $1.0 million of leasehold costs. Asset retirement obligations in the amount of $328,867 were recognized in connection with this acquisition. The operations of these Farmer Field properties have been included from their acquisition on June 29, 2006.

South Justis Unit Acquisition

On June 29, 2006, Legacy purchased Henry Holding LP’s 15.0% working interest and a 13.1% net revenue interest in the South Justis Unit (“SJU”), two leases not in the unit, each with one well, adjacent to the SJU and the right to operate these properties. The stated purchase price was $14 million cash plus the issuance of 138,000 units on June 29, 2006 and

8,415 units on November 10, 2006 at their estimated fair value of $17.00 per unit ($2,346,000 and $143,055, respectively) less final adjustments of approximately $624,000. The effective date of Legacy’s ownership was May 1, 2006. The operating results from this acquisition have been included from July 1, 2006. The properties acquired are located in Lea County, New Mexico where Legacy owns other producing properties. Legacy has been elected operator of the SJU following the closing of the transaction, which entitles Legacy to a contractual overhead reimbursement of approximately $127,500 per month from its partners in the SJU. The $15.9 million net purchase price was allocated with $2.9 million recorded as lease and well equipment, $6.0 million of leasehold costs and $7.0 million capitalized as an intangible asset relating to the contract operating rights. The capitalized operating rights are being amortized over the estimated total well months the wells in the SJU are expected to be operated. Asset retirement obligations in the amount of $137,453 were recognized in connection with this acquisition. The operations of the South Justis Unit have been included from the acquisition on June 29, 2006.

Kinder Morgan Acquisition

On July 31, 2006, Legacy purchased certain oil and natural gas properties located in the Permian Basin from Kinder Morgan for a net purchase price of $17.2 million. The effective date of this purchase was July 1, 2006. The $17.2 million purchase price was allocated with $4.1 million recorded as lease and well equipment and $13.1 million of leasehold costs. Asset retirement obligations of $1,383,180 were recorded in connection with this acquisition. The operations of these Kinder Morgan Acquisition properties have been included from their acquisition on July 31, 2006.

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the Formation Transactions and the Farmer Field, South Justis Unit and Kinder Morgan acquisitions had each occurred on January 1, 2006. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

March 31,
2006

Revenues, excluding hedging gains and losses	$13,254,062
Revenues, net of hedging gains and losses	$9,357,880
Net income	$(973,952)
Earnings per unit - basic and diluted:
Net income	$(0.05)
Units used in computing earnings per unit	18,386,482

(4)  Related Party Transactions

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

The Moriah Group did not directly employ any persons or directly incur any office overhead. Substantially all general and administrative services were provided by Petroleum Strategies, Inc. which employed all personnel and paid for all employee salaries, benefits, and office expenses. Petroleum Strategies Inc. charged the Moriah Group for such services in an amount which was intended to be equal to the actual expenses it incurred. Amounts charged were $444,233 and $0 for the quarters ended March 31, 2006 and 2007, respectively. On April 1, 2006, following the Legacy Formation, certain employees of Petroleum Strategies, Inc. and Brothers Production Company Inc. became employees of Legacy. For the period from March 15, 2006 to March 31, 2006, Brothers Production Company Inc. provided $47,236 of transition administrative services to Legacy.

Legacy uses Lynch, Chappell and Alsup for legal services. Alan Brown, son of Dale Brown and brother of Cary Brown, is a less than ten percent shareholder in this firm. Legacy paid legal fees of $16,173 and $32,945 for the quarters ended Match 31, 2006 and 2007, respectively.

Legacy has a receivable of $42,444 from one of its employees at March 31, 2007 related to federal income tax withholding on the vesting of a portion of his restricted units of Legacy Reserves LP. Any distributions on his unvested units are treated as compensation subject to withholding.

(5)  Commitments and Contingencies

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

(6)  Oil and Natural Gas Swaps

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

For the three months ended March 31, 2006 and 2007, Legacy included in revenue realized and unrealized losses related to its oil and natural gas derivatives. The impact on total revenue from hedging activities was as follows:

	Three Months Ended
	March 31,
	2006	2007

Crude oil derivative contract settlements	$(120,614)	$1,202,034
Natural gas derivative contract settlements	1,517,550	1,263,742
Unrealized change in fair value - oil contracts	(8,293,478)	(5,087,147)
Unrealized change in fair value - natural gas contracts	3,000,360	(4,601,298)
	$(3,896,182)	$(7,222,669)

As of March 31, 2007, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

	Annual	Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
2007	572,232	$67.32	$64.15 - $75.70
2008	715,649	$67.23	$62.25 - $73.45
2009	660,613	$64.96	$61.05 - $71.40
2010	575,045	$62.94	$60.15 - $67.80
2011	44,640	$67.33	$67.33

As of March 31, 2007, Legacy had the following NYMEX Henry Hub and ANR-OK  natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

	Annual	Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
2007	1,353,612	$8.95	$7.35 - $10.01
2008	1,675,374	$8.46	$7.59 - $10.58
2009	1,556,354	$8.27	$7.64 - $10.18
2010	1,353,899	$7.94	$7.36 - $9.73
2011	130,000	$7.23	$7.23

As of March 31, 2007, Legacy had the following gas basis swaps in which it receives floating NYMEX prices less a fixed basis differential and pay prices on the floating Waha index, a natural gas hub in West Texas. The prices that Legacy receives for its natural gas sales follow Waha more closely than NYMEX:

	Annual	Basis
Calendar Year	Volumes (Mcf)	Differential per Mcf
2007	1,170,000	$(0.88)
2008	1,422,000	$(0.84)
2009	1,320,000	$(0.68)
2010	1,200,000	$(0.57)

As of March 31, 2007, Legacy had the following Mont Belvieu, Non-Tet OPIS natural gas liquids swaps paying floating natural gas liquids prices and receiving fixed prices for a portion of its future natural gas liquids production as indicated below:

	Annual	Price
Calendar Year	Volumes (Gal)	per Gal
2007	1,909,656	$1.15
2008	2,509,248	$1.15
2009	2,265,480	$1.15

 (7)  Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the year ended December 31, 2006 and three months ended March 31, 2007.

	December 31,	March 31,
	2006	2007

Asset retirement obligation - beginning of period	$2,302,147	$6,492,780
Liabilities incurred in Legacy formation	1,467,241	-
Liabilities incurred with properties acquired	1,888,954	13,025
Liabilities incurred with properties drilled	22,882	-
Liabilities settled during the period	(213,343)	(66,128)
Current period accretion	242,432	94,492
Current period revisions to oil and natural gas properties	782,467	-
Asset retirement obligation - end of period	$6,492,780	$6,534,169

(8)  Unit-Based Compensation

Long Term Incentive Plan

Concurrent with the Formation Transaction on March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was created and Legacy adopted SFAS No. 123(R)-Share-Based Payment. Legacy adopted the Legacy Reserves LP Long-Term Incentive Plan for its employees, consultants and directors, its affiliates and its general partner. The awards under the long-term incentive plan may include unit grants, restricted units, phantom units, unit options and unit appreciation rights. The long-term incentive plan permits the grant of awards covering an aggregate of 2,000,000 units. As of March  31, 2007 grants of awards covering 274,000 units have been made. The plan is administered by the compensation committee of the board of directors of Legacy’s general partner. SFAS No. 123(R) requires companies to measure the cost of employee services in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the-vesting period of the award. Since Legacy had no restricted or unit option awards prior to March 15, 2006, there were no adoption or transition consequences as contemplated by SFAS No. 123(R). Pursuant to the provisions of SFAS 123(R), Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at March 31, 2007 does not include 47,578 units related to unvested restricted unit awards.

On March 15, 2006, Legacy issued 52,616 units of restricted unit awards to two employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. On May 5, 2006, Legacy issued 12,500 units of restricted unit awards to an employee. The restricted units awarded vest ratably over a five-year period, beginning on the date of grant. Compensation expense related to restricted units was $14,080 and $85,164 for the three months ended March, 31, 2006 and 2007, respectively. As of March 31, 2007, there was a total of $751,768 of unrecognized compensation costs related to the non-vested portion of these restricted units. At March 31, 2007, this cost was expected to be recognized over a weighted-average period of 2.4 years.

On May 1, 2006, Legacy granted and issued 1,750 units to each of its five non-employee directors as part of their annual compensation for serving on Legacy’s general partner’s board. The value of each unit was $17.00 at the time of grant.

During the year ended December 31, 2006, Legacy issued 273,000 unit option awards to officers and employees which vest ratably over a three-year period. All options granted in 2006 expire five years from the grant date and are exercisable when they vest. During the three month period ended March 31, 2007, Legacy issued 14,000 unit option awards to officers and employees which vest ratably over a three-year period. All options granted in 2007 expire five years from the grant date and are exercisable when they vest.

For the three-month period ended March 31, 2007, Legacy recorded $62,484 of compensation expense based on its use of the Black-Scholes model to estimate the grant-date fair value of these unit option awards. As of March 31, 2007, there was a total of $522,711 of unrecognized compensation costs related to the non-vested portion of these unit option awards. At March 31, 2007, this cost was expected to be recognized over a weighted-average period of 2.08 years. Compensation expense is based upon straight line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since Legacy is a newly public company and has minimal trading history, it has used an estimated volatility factor of approximately 37% based upon the historical trends of a representative group of publicly-traded companies in the energy industry and employed the fair value method to estimate the grant-date fair value to be amortized over the vesting periods of the unit options awarded. In the absence of historical data, Legacy has assumed an estimated forfeiture rate of 5%. As required by SFAS No. 123(R), the Company will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $1.64 per unit.

A summary of option activity for the three months ended March 31, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Units	Price	Term
Outstanding at January 1, 2007	260,000	$17.01
Granted	14,000	$20.97
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2007	274,000	$17.21	4.0 years
Options exercisable at March 31, 2007	62,667	$17.00	-

The following table summarizes the status of the Legacy’s non-vested unit options since January 1, 2007:

	Non-Vested Options
		Weighted-
	Number of	Average Fair
	Units	Value
Non-vested at January 1, 2007	260,000	$2.62
Granted	14,000	4.26
Vested	(62,667)	2.62
Forfeited	-	-
Non-vested at March 31, 2007	211,333	$2.78

Legacy has used a weighted-average risk free interest rate of 4.9% in its Black-Scholes calculation of grant-date fair value, which approximates the U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the unit options. Expected life represents the period of time that options are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted average assumptions used for the Black-Scholes option-pricing model.

Three Months Ended
March 31,
2007
Expected life (years)	4
Annual interest rate	4.9%
Annual distribution rate per unit	$1.64
Volatility	37%

 (9)  Subsequent Events

On March 20, 2007, Legacy entered into a definitive purchase agreement to acquire certain oil and natural gas producing properties from Nielson & Associates, Inc., for an aggregate purchase price of $45 million, subject to customary purchase price adjustments, in which we paid $30 million in cash with the remainder paid with the issuance of 611,247 units at closing. The properties are located in the East Binger (Marchand) Unit in Caddo County, Oklahoma. The acquisition closed on April 16, 2007. This acquisition will be accounted for as a purchase of oil and natural gas assets.

On March 29, 2007, Legacy entered into a definitive purchase agreement to acquire certain oil and natural gas producing properties from Ameristate Exploration, LLC, for an aggregate purchase price of $5.5 million, subject to customary purchase price adjustments, which was paid in cash at closing. The properties are located in Lea and Eddy counties of New Mexico. The acquisition closed on May 1, 2007. This acquisition will be accounted for as a purchase of oil and natural gas assets.

On April 10, 2007, Legacy entered into a definitive purchase agreement to acquire certain oil and natural gas producing properties from Terry S. Fields for an aggregate purchase price of $15.3 million, subject to customary purchase price adjustments, to be paid in cash at closing. The properties are located in Midland, Reagan and Upton counties in west Texas. The acquisition is subject to customary closing conditions and is expected to close in mid-May 2007. This acquisition will be accounted for as a purchase of oil and natural gas assets.

On April 17, 2007, the board of directors of Legacy’s general partner declared a $0.41 per unit cash distribution payable to all unitholders of record on April 30, 2007. This distribution will be paid on May 14, 2007.

On May 3, 2007, Legacy’s bank group increased Legacy’s borrowing base to $150 million as part of the semi-annual re-determination.

    On May 7, 2007, Legacy entered into a definitive purchase agreement to acquire certain oil and natural gas producing properties from private parties for a purchase price of $12.9 million, subject to customary purchase price adjustments, to be paid at closing. The properties are located in the Slaughter and Rocker A fields in Cochran and Garza counties, respectively, in West Texas. The acquisition is subject to customary closing conditions and is expected to close during June. This acquisition will be accounted for as a purchase of oil and natural gas assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Information

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

    The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Legacy Reserves’ Annual Report on Form 10-K for the year ended December 31, 2006 in Item 1A. under “Risk Factors”. The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

On January 18, 2007, we closed our IPO of 6,900,000 units representing limited partner interests at an IPO price of $19.00 per unit. Net proceeds to the partnership after underwriting discounts and estimated offering expenses were approximately $122 million, all of which was used to repay the $115.8 million of indebtedness outstanding under our credit facility and for general partnership purposes.

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

The operating results of the properties acquired in the Formation Transaction are included in the results of operations from March 15, 2006, the operating results of the South Justis Unit properties and the Farmer Field properties acquired on June 29, 2006 have been included from July 1, 2006 and the operating results of the Kinder Morgan properties have been included from August 1, 2006.

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

    We face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from a given well or formation decreases. We attempt to overcome this natural decline by utilizing multiple types of recovery techniques such as secondary (waterflood) and tertiary (CO 2) recovery methods to repressure the reservoir and recover additional oil, drilling to find additional reserves, restimulating existing wells and acquiring more reserves than we produce. Our future growth will depend on our ability to continue to add reserves in excess of production. We will maintain our focus on adding reserves through acquisitions and exploitation projects. Our ability to add reserves through acquisitions and exploitation projects is dependent upon many factors including our ability to raise capital, obtain regulatory approvals and contract drilling rigs and personnel.

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

Operating Data

The following table sets forth selected financial and operating data of Legacy for the periods indicated.

	Three Months Ended March 31,
	2006 (a)	2007
Revenues:
Oil sales	$7,439,840	$12,405,812
Natural gas sales	2,995,417	3,525,874
Realized gain (loss) on oil swaps	(120,614)	1,202,034
Realized gain on natural gas swaps	1,517,550	1,263,742
Unrealized loss on oil swaps	(8,293,478)	(5,087,147)
Unrealized gain (loss) on natural gas swaps	3,000,360	(4,601,298)
Total revenue	$6,539,075	$8,709,017

Expenses:
Oil and natural gas production	$2,676,767	$4,739,552
Production and other taxes	$738,157	$993,573
General and administrative	$955,856	$1,827,136
Depletion, depreciation, amortization and accretion	$2,387,866	$5,295,056

Production:
Oil - barrels	129,011	230,852
Natural gas - Mcf	433,960	588,346
Total (Boe)	201,338	328,910
Average daily production (Boe/d)	2,237	3,655

Average sales price per unit (including heges) (b):
Oil price per barrel	$(7.55)	$36.91
Natural gas price per Mcf	$17.31	$0.32
Combined (per Boe)	$32.48	$26.48

Average sales price per unit (including realized hedge gains/losses) (c):
Oil price per barrel	$56.73	$58.95
Natural gas price per Mcf	$10.40	$8.14
Combined (per Boe)	$58.77	$55.93

Average sales price per unit (excluding hedges):
Oil price per barrel	$57.67	$53.74
Natural gas price per Mcf	$6.90	$5.99
Combined (per Boe)	$51.83	$48.44

NYMEX oil index prices per barrel:
Beginning of Quarter	$61.04	$61.05
End of Quarter	$66.63	$65.87

NYMEX gas index prices per Mcf:
Beginning of Quarter	$11.18	$6.30
End of Quarter	$7.21	$7.73

Average unit costs per Boe:
Production costs, excluding production and other taxes	$13.29	$14.41
Production and other taxes	$3.67	$3.02
General and administrative	$4.75	$5.56
Depletion, depreciation, amortization and accretion	$11.86	$16.10

(a)	Reflects the production and operating results of the oil and natural gas properties acquired in the March 15, 2006 formation transaction.
(b)
Includes both the realized and unrealized hedge gains and losses from Legacy’s oil and natural gas swaps. Since Legacy does not specifically designate its commodity derivative instruments as cash flow hedges, current earnings reflect a mark-to-market adjustment for commodity derivatives which will be settled in future periods.

(c)	Includes only the realized hedge gains (losses) from Legacy’s oil and natural gas swaps.

Results of Operations

Three-Month Period Ended March  31, 2007 Compared to Three-Month Period Ended March 31, 2006

Legacy’s revenues from the sale of oil were $12.4 million and $7.4 million for the three month periods ended March 31, 2007 and 2006, respectively. Legacy’s revenues from the sale of natural gas were $3.5 million and $3.0 million for the three month periods ended March 31, 2007 and 2006, respectively. The $5.0 million increase in oil revenues reflects an increase in oil production of 102 MBbls (79%) due primarily to Legacy’s purchase of the oil and natural gas properties acquired in the March 15, 2006 Legacy Formation transactions, and the South Justis, Farmer Field and Kinder Morgan acquisitions while the realized price excluding the effects of hedging decreased $3.93 per Bbl. The $0.5 million increase in natural gas revenues reflects an increase in natural gas production of approximately 154 MMcf (36%) due primarily to the Legacy Formation, while the realized price per Mcf excluding the effects of hedging decreased $0.91 per Mcf. Since the Legacy Formation occurred on March 15, 2006, Legacy’s revenues and related volumes for the three month period ended March 31, 2006 do not reflect the 50 MBbls and 119 MMcf produced by the oil and natural gas properties acquired in that transaction from January 1, 2006 to March 15, 2006.

For the three-month period ended March 31, 2007, Legacy recorded $7.2 million of net losses on oil and natural gas swaps comprised of realized gains of $2.5 million from net cash settlements of oil and natural gas swap contracts and net unrealized losses of $9.7 million. Legacy had unrealized net losses from its oil swaps because the fixed prices of its oil swap contracts were below the NYMEX index prices at March 31, 2007. As a point of reference, the NYMEX price for light sweet crude oil for the near-month close at March 31, 2007 was $65.87 per Bbl, a price which is greater than the average contract prices of Legacy’s outstanding oil swap contracts. Due to the increase in oil prices during the quarter, the differential between Legacy’s fixed price oil swaps and NYMEX increased, resulting in losses for the quarter. Legacy had unrealized net losses from its natural gas swaps because the fixed prices of its natural gas swap contracts were below the NYMEX index prices at March 31, 2007. In addition, the NYMEX price for natural gas for the near-month close at March 31, 2007 was $7.73 per MMbtu, a price which is greater than the average contract prices of Legacy’s outstanding natural gas swap contracts. Due to the increase in natural gas prices during the quarter, the differential between Legacy’s fixed price natural gas swaps and NYMEX increased, resulting in losses for the quarter. For the three month period ended March 31, 2006, Legacy recorded $3.9 million of net losses on oil and natural gas swaps comprised of a realized loss of $121,000 from net cash settlements of oil swap contracts, a realized gain of $1.5 million from net cash settlements of natural gas swap contracts, a net unrealized loss of $8.3 million on oil swap contracts, due to the increase in oil prices during the quarter which increased the differential between the NYMEX oil index price and our fixed price oil swaps, and a net unrealized gain of $3.0 million on natural gas swap contracts, due to the decrease in natural gas prices which increased the differential between the NYMEX natural gas index price and our fixed price natural gas swaps. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

     Legacy’s oil and natural gas production expenses, excluding production and other taxes, increased to $4.7 million ($14.41 per Boe) for the three month period ended March 31, 2007, from $2.7 ($13.29 per Boe) million for the three month period ended March 31, 2006. Production expenses increased primarily because of (i) $1.3 million related to the Legacy Formation and, (ii) $0.8 million related to the South Justis, Farmer Field and Kinder Morgan acquisitions. In addition, the increase in production costs per Boe is consistent with industry-wide costs increases, particularly those related to oil operations that require lifting produced oil and water or involve enhanced recovery projects.

Legacy’s production and other taxes were $1.0 million and $0.7 million for the three month periods ended March 31, 2007 and 2006, respectively. Production and other taxes increased primarily because of approximately $0.3 million of taxes related to the Legacy Formation. The decrease in production and other taxes per Boe is primarily due to the decrease in realized prices excluding hedges. As production and other taxes are a function of price and volume, the decrease in unit cost is consistent with the decrease in realized prices.

Legacy’s general and administrative expenses were $1.8 million and $1.0 million for the three month periods ended March 31, 2007 and 2006, respectively. General and administrative expenses increased approximately $0.8 million between periods primarily due to increased employee costs related to business expansion and approximately $423,000 of costs incurred in connection with the preparation of the 2006 federal income tax return and related Form K-1’s.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $5.3 million and $2.4 million for the three month periods ended March 31, 2007 and 2006, respectively, reflecting primarily $1.1 million of DD&A related to the Legacy Formation and $0.6 million to recent acquisitions. In addition, the increase in DD&A expense per Boe reflects the higher cost basis of the producing oil and natural gas properties acquired in the Formation Transaction and in the three acquisitions of oil and natural gas properties in the second and third quarters of 2006.

Impairment expense was $89,970 for the three month period ended March 31, 2007 involving five separate producing fields. The impairment is primarily due to additional costs incurred during the quarter ended March 31, 2007 on fields from which the future estimated production revenues did not exceed these costs.

Legacy recorded interest income of $104,308 for the three-month period ended March 31, 2007 and $33,347 for the three-month periods ended March 31, 2006. The increase of $70,961 is a result of higher average cash balances for the current period.

Interest expense was $0.6 million and $1.4 million for the three-month periods ended March 31, 2007 and 2006, respectively, reflecting lower average borrowings and higher average interest rates in the current period. Legacy repaid the entire $115.8 million outstanding under its revolving credit facility at the close of its initial public offering on January 18, 2007.

Legacy recorded equity in loss of partnership of $317,788 for the three-month period ended March 31, 2006. The recorded equity in loss of partnership was related to Legacy’s investment in MBN Management, LLC, which was formed in July 2005. Legacy did not acquire any interest in MBN Management, LLC as part of the Legacy Formation. Accordingly, no such loss was incurred in the current period.

Capital Resources and Liquidity

Legacy’s primary sources of capital and liquidity have been bank borrowings, cash flow from operations, its private offering in March 2006 and its initial public offering in January 2007. To date, Legacy’s primary use of capital has been for acquisitions, repayment of bank borrowings and exploitation of oil and natural gas properties.

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

On May 3, 2007, Legacy’s bank group increased Legacy’s borrowing base to $150 million as part of the semi-annual re-determination.

Cash Flow from Operations

Legacy’s net cash provided by operating activities was $2.3 million and $4.8 million for the three month periods ended March 31, 2007 and 2006, respectively, with the 2007 period being favorably impacted by higher sales volumes, offset by the higher working capital needs of our growing business.

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

We enter into hedging arrangements to reduce the impact of oil and natural gas price volatility on our operations. Currently, we use swaps to hedge NYMEX oil and natural gas prices, which do not include the additional net discount that we typically realize in the Permian Basin. At March 31, 2007, we had in place oil and natural gas swaps covering significant portions of our estimated 2007 through 2011 oil and natural gas production. We have hedged approximately 70% of our remaining expected oil and natural gas production for 2007. We have also hedged approximately 63% of our currently expected oil and natural gas production for 2008 through 2010 from existing total proved reserves.

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

     The following tables summarize, for the periods indicated, our oil and natural gas swaps currently in place through December 31, 2011. We use swaps as our mechanism for hedging commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to hedge the floating prices we are paid by purchasers of our oil and natural gas. These transactions are settled based upon the NYMEX price of oil at Cushing, Oklahoma, and NYMEX price of natural gas at Henry Hub  and ANR-OK on the average of the three final trading days of the month and settlement occurs on the fifth day of the production month.

	Annual	Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
2007	572,232	$67.32	$64.15 - $75.70
2008	715,649	$67.23	$62.25 - $73.45
2009	660,613	$64.96	$61.05 - $71.40
2010	575,045	$62.94	$60.15 - $67.80
2011	44,640	$67.33	$67.33

	Annual	Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
2007	1,353,612	$8.95	$7.35 - $10.01
2008	1,675,374	$8.46	$7.59 - $10.58
2009	1,556,354	$8.27	$7.64 - $10.18
2010	1,353,899	$7.94	$7.36 - $9.73
2011	130,000	$7.23	$7.23

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

	Annual	Basis
Calendar Year	Volumes (Mcf)	Differential per Mcf
2007	1,170,000	$(0.88)
2008	1,422,000	$(0.84)
2009	1,320,000	$(0.68)
2010	1,200,000	$(0.57)

    On March 30, 2007, we entered into natural gas liquids swaps to hedge the impact of volatility in the spot prices of natural gas liquids.  These swaps hedge the spot prices for ethane, propane, iso-butane, normal butane and natural gasoline tracked on the Mont Belvieu, Non-Tet OPIS exchange. We entered into these swaps as aniticipatory asset hedges related to our acquisition of the East Binger (Marchand) Unit in Caddo County, Oklahoma.  The following table summarizes, for the periods indicated, our Mont Belvieu, Non-Tet Opis natural gas liquids swaps currently in place through December 31, 2009.

	Annual	Price
Calendar Year	Volumes (Gal)	per Gal
2007	1,909,656	$1.15
2008	2,509,248	$1.15
2009	2,265,480	$1.15

Investing Activities — Acquisitions and Capital Expenditures

Legacy’s cash capital expenditures were $4.1 million for the three month period ended March 31, 2007. The total includes $.4 million for acquisition of oil and natural gas properties in small acquisitions and $3.7 million of exploitation projects.

Legacy’s cash capital expenditures were $9.5 million for the three month period ended March 31, 2006. The total for the three month period ended March 31, 2006 includes $7.7 million paid to three charitable foundations in the Legacy Formation for oil and natural gas properties.

We currently anticipate that our drilling budget, which predominantly consists of drilling, recompletion and refracture stimulation projects and one tertiary (CO2) recovery project will be $10.3 million for the year ending December 31, 2007. Our borrowing capacity under our revolving credit facility is $103.7 million as of May 14, 2007. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. If oil and natural gas prices decline below levels we deem acceptable, we may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and labor crews. Based upon current oil and natural gas price expectations for the year ending December 31, 2007, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our planned capital expenditures of $10.3 million and planned cash distributions of $38.9 million for the year ending December 31, 2007. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Initial Public Offering

On January 18, 2007, Legacy completed its IPO of 6,900,000 units representing limited partner interests at an IPO price of $19.00 per unit. Net proceeds to Legacy after underwriting discounts and estimated offering expenses were approximately $122 million, all of which were used to repay in full the indebtedness outstanding under Legacy’s credit facility and for general partnership purposes.

Our Revolving Credit Facility

At the closing of our private equity offering on March 15, 2006, we entered into a new, four-year, $300 million revolving credit facility with BNP Paribas as administrative agent. Our obligations under the credit facility are secured by mortgages on more than 80% of our oil and gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base, which was initially set at $130 million and increased on May 3, 2007 to $150 million. The borrowing base is subject to semi-annual re-determinations on April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. We also have the right, once during each calendar year, to redetermine the borrowing base upon the proposed acquisition of certain oil and gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders and any decrease in the borrowing base must be approved by the lenders holding 662/3 % of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 662/3 % of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral.

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

 At March 31, 2007, Legacy was in compliance with all financial and other covenants of the Legacy Facility.

Off-Balance Sheet Arrangements

None.

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

     Nature of Critical Estimate Item:  Oil and Natural Gas Reserves — Our estimate of proved reserves is based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. LaRoche Petroleum Consultants, Ltd., annually prepares a reserve and economic evaluation of all our properties in accordance with SEC guidelines on a lease, unit or well-by-well basis, depending on the availability of well-level production data. The accuracy of our reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs, and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the economics of producing the reserves may change and therefore the estimate of proved reserves also may change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements. Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion rates are made concurrently with changes to reserve estimates.

Assumptions/Approach Used:  Units-of-production method to deplete our oil and natural gas properties — The quantity of reserves could significantly impact our depletion expense. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate.

Effect if Different Assumptions Used:  Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the three month period ended March 31, 2007 by approximately 10%.

Nature of Critical Estimate Item:  Asset Retirement Obligations — We have certain obligations to remove tangible equipment and restore land at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations effective January 1, 2003. SFAS No. 143 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets (“asset retirement obligations” or “ARO”). Primarily, SFAS No. 143 requires us to estimate asset retirement costs for all of our assets, adjust those costs for inflation to the forecast abandonment date, discount that amount using a credit-adjusted-risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an ARO liability in that amount with a corresponding addition to our asset value. When new obligations are incurred, i.e. a new well is drilled or acquired, we add a layer to the ARO liability. We then accrete the liability layers quarterly using the applicable period-end effective credit-adjusted-risk-free rates for each layer. Should either the estimated life or the estimated abandonment costs of a property change materially upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted-risk-free rate. The carrying value of the ARO is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost. Thus, abandonment costs will almost always approximate the estimate. When well obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from our balance sheet.

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

We do not specifically designate derivative instruments as cash flow hedges, even though they reduce our exposure to changes in oil and natural gas prices. Therefore, the mark-to-market of these instruments is recorded in current earnings. While we are not internally preparing an estimate of the current market value of these derivative instruments, we use market value statements from each of our counterparties as the basis for these end-of-period mark-to-market adjustments. When we record a mark-to-market adjustment resulting in a loss in a current period, these unrealized losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods. As shown in the tables above, we have hedged a significant portion of our future production through 2011. As oil and gas prices rise and fall, our future cash obligations related to these derivatives will rise and fall.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

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

We periodically enter into, and anticipate entering into hedging arrangements in the future with respect to a portion of our projected oil and natural gas production through various transactions that hedge the future prices received. These transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into put options, whereby we pay a premium in exchange for the right to receive a fixed price at a future date. At the settlement date we receive the excess, if any, of the fixed floor over the floating rate. These hedging activities are intended to support oil and natural gas prices at targeted levels and to manage our exposure to oil and natural gas price fluctuations. We do not hold or issue derivative instruments for speculative trading purposes.

As of March 31, 2007, the fair market value of Legacy’s derivative positions was a net liability of $6.6 million. As of December 31, 2006, the fair market value of Legacy’s derivative positions was an asset of $3.1 million. The oil and natural gas swaps for 2007 through December 31, 2011 are tabulated in the tables presented above under “— Cash Flow from Operations.”

Interest Rate Risks

     At March 31, 2007, Legacy had debt outstanding of $4.0 million, which incurred interest at floating rates in accordance with its revolving credit facility and the subordinated notes payable. The average annual interest rate incurred by Legacy for the three month period ended March 31, 2007 was 8.01%. A 1% increase in LIBOR on Legacy’s outstanding debt as of March 31, 2007 would result in an estimated $40,000 increase in annual interest expense. Historically, Legacy has not entered into interest rate derivative transactions to mitigate its interest rate risk.

Item 4.  Controls and Procedures.

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

Our management, with the participation of our General Partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation and subject to the foregoing, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  LEGAL PROCEEDINGS

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

Item 1A.  RISK FACTORS

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2006 Annual Report, which could materially affect our business, financial condition or future results.  The risks described in our 2006 Annual Report are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 11, 2007 we issued options to purchase 9,000 units to employees pursuant to the Legacy Reserves LP Long-Term Incentive Plan. These options vest ratably over a three-year period, expire five years from the grant date and are exercisable when they vest. The issuance of these options was exempt from the registration requirements of the Securities Act pursuant to Rule 701.

On January 30, 2007, we issued 95,000 units in consideration for our acquisition of producing oil and natural gas properties in West Texas. The issuance of these units was exempt from registration under Section 4(2) of the Securities Act.

On February 26, 2007 we issued options to purchase 2,000 units to an employee pursuant to the Legacy Reserves LP Long-Term Incentive Plan. These options vest ratably over a three-year period, expire five years from the grant date and are exercisable when they vest. The issuance of these options was exempt from the registration requirements of the Securities Act pursuant to Rule 701.

On March 15, 2007 we issued options to purchase 3,000 units to an employee pursuant to the Legacy Reserves LP Long-Term Incentive Plan. These options vest ratably over a three-year period, expire five years from the grant date and are exercisable when they vest. The issuance of these options was exempt from the registration requirements of the Securities Act pursuant to Rule 701.

On April 16, 2007, we issued 611,247 units in consideration for our acquisition of producing oil and natural gas properties in the East Binger (Marchand) Unit in Caddo County, Oklahoma. The issuance of these units was exempt from registration under Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

Item 5.  Other Information.

    None.

Item 6.  Exhibits.

The following documents are filed as a part of this quarterly report on Form 10-Q or incorporated by reference:

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.1)
3.2
Amended and Restated Limited Partnership Agreement of Legacy Reserves LP (Incorporated by reference to Legacy Reserve LP’s Registration Statement on Form S-1 (File No. 33-134056) filed May 12, 2006, included as Appendix A to the Prospectus and including specimen unit certificate for the units)

3.3	Certificate of Formation of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.3)
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

4.4*	Registration Rights Agreement dated April 16, 2007 by and among Nielson & Associates, Inc., Legacy Reserves GP, LLC and Legacy Reserves LP
10.1*	Purchase, Sale and Contribution Agreement dated March 20, 2007, by and among Nielson & Associates, Inc. and Legacy Reserves Operating LP
31.1*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)

    * Filed herewith