Form 10-Q
period 2007-08-13
LEGACY RESERVES L P
filed 2007-08-13
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 1-33249

Legacy Reserves LP
(Exact name of registrant as specified in its charter)

Delaware	16-1751069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 W. Wall, Suite 1400 Midland, Texas	79701
(Address of principal executive offices)	(Zip code)

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

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

26,066,596 units representing limited partner interests in the registrant were outstanding as of August 13, 2007.

		Page
Glossary of Terms		3

Part I - Financial Information
Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 (Unaudited)	6
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007
	and 2006 (Unaudited)	8
	Condensed Consolidated Statement of Unitholders' Equity for the six months ended June 30,
	2007 (Unaudited)	9
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and
	2006 (Unaudited)	10
	Notes to Condensed Consolidated Financial Statements (Unaudited)	12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	35
Item 4.	Controls and Procedures.	36
Part II - Other Information
Item 1.	Legal Proceedings.	36
Item 1A.	Risk Factors.	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	36
Item 3.	Defaults Upon Senior Securities.	37
Item 4.	Submission of Matters to a Vote of Security Holders.	37
Item 5.	Other Information.	37
Item 6.	Exhibits.	38

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

Proved developed non-producing or PDNPs.  Proved oil and natural gas reserves that are developed behind pipe, shut-in or can be recovered through improved recovery only after the necessary equipment has been installed, or when the costs to do so are relatively minor. Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate but which have not started producing, (2) wells that were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind-pipe reserves are expected to be recovered from zones in existing wells that will require additional completion work or future recompletion prior to the start of production.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	December 31,	June 30,
	2006	2007

Current assets:
Cash and cash equivalents	$1,061,852	$5,128,787
Accounts receivable, net:
Oil and natural gas	7,599,915	9,417,275
Joint interest owners	4,345,334	5,456,179
Affiliated entities and other (Note 4)	21,336	9,293
Fair value of oil and natural gas swaps (Note 6)	5,102,083	572,150
Prepaid expenses and other current assets	90,609	1,158,450

Total current assets	18,221,129	21,742,134

Oil and natural gas properties, at cost:
Proved oil and natural gas properties, at cost, using the
successful efforts method of accounting:	289,518,708	377,734,338
Unproved properties	68,275	78,025
Accumulated depletion, depreciation and amortization	(42,006,485)	(53,793,719)
	247,580,498	324,018,644
Other property and equipment, net of accumulated depreciaton and
amortization of $51,108 and $113,738, respectively	303,750	528,566
Deposit on pending acquisition	-	12,784
Operating rights, net of amortization of $295,314 and $582,754, respectively	6,721,358	6,433,918
Fair value of oil and natural gas swaps (Note 6)	-	81,152
Other assets, net of amortization of $167,179 and $250,899, respectively	541,743	564,120
Investment in equity method investee (Note 3)	-	83,941
Total assets	$273,368,478	$353,465,259

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND UNITHOLDERS' EQUITY
	December 31,	June 30,
	2006	2007
Current liabilities:
Accounts payable	$2,931,627	$694,060
Accrued oil and natural gas liabilities	5,881,612	6,672,719
Fair value of oil and natural gas swaps (Note 6)	-	2,046,628
Asset retirement obligation (Note 7)	553,579	643,262
Other (Note 8)	1,466,693	2,416,702
Total current liabilities	10,833,511	12,473,371

Long-term debt (Note 2)	115,800,000	68,000,000
Asset retirement obligation (Note 7)	5,939,201	6,691,354
Fair value of oil and natural gas swaps (Note 6)	2,006,547	13,054,402

Total liabilities	134,579,259	100,219,127

Commitments and contingencies (Note 5)
Unitholders' equity:
Limited partners' equity - 18,395,233 and 26,021,518 units issued
and outstanding at December 31, 2006 and June 30, 2007, respectively	138,653,452	253,133,601
General partner's equity (approximately 0.1%)	135,767	112,531
Total unitholders' equity	138,789,219	253,246,132
Total liabilities and unitholders' equity	$273,368,478	$353,465,259

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Revenues:
Oil sales	$11,799,730	$17,725,836	$19,239,570	$30,131,648
Natural gas sales	3,587,839	5,009,664	6,583,256	8,535,538
Realized and unrealized loss on oil and natural gas swaps (Note 6)	(9,175,903)	(6,493,235)	(13,072,085)	(13,715,904)
Total revenues	6,211,666	16,242,265	12,750,741	24,951,282

Expenses:
Oil and natural gas production	3,316,354	6,088,127	5,993,121	10,827,679
Production and other taxes	942,724	1,481,186	1,680,881	2,474,759
General and administrative	1,122,423	2,769,045	2,078,279	4,596,181
Depletion, depreciation, amortization and accretion	4,967,428	6,810,657	7,355,294	12,105,713
Impairment of long-lived assets	-	189,730	-	279,700
Loss on disposal of assets	-	231,133	-	231,133
Total expenses	10,348,929	17,569,878	17,107,575	30,515,165

Operating loss	(4,137,263)	(1,327,613)	(4,356,834)	(5,563,883)

Other income (expense):
Interest income	5,086	46,850	38,433	151,158
Interest expense (Note 2)	(1,209,586)	(892,669)	(2,654,348)	(1,518,052)
Equity in income (loss) of partnerships	-	10,910	(317,788)	10,910
Other	-	334	14,910	1,014
Net loss	$(5,341,763)	$(2,162,188)	$(7,275,627)	$(6,918,853)

Net loss per unit -
basic and diluted	$(0.29)	$(0.08)	$(0.49)	$(0.27)

Weighted average number of units used in computing
net loss per unit - basic and diluted	18,249,180	25,919,939	14,715,181	25,223,638

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

				Total
	Number of	Limited	General	Unitholders'
	Limited Partner Units	Partner	Partner	Equity

Balance, December 31, 2006	18,395,233	$138,653,452	$135,767	$138,789,219

Net proceeds from initial public equity offering	6,900,000	121,554,464	-	121,554,464
Compensation expense on restricted unit awards issued to employees	-	170,328	-	170,328
Vesting of Restricted Units	20,038	-	-	-
Units issued to Greg McCabe in exchange for oil and natural gas properties	95,000	2,270,500	-	2,270,500
Units issued to Nielson & Associates, Inc. in exchange for oil and natural gas properties	611,247	15,751,835	-	15,751,835
Reclass prior period compensation cost on unit options granted to employees
to adjust for conversion to liability method	-	(115,199)	(115)	(115,314)
Distributions to unitholders, $0.82 per unit	-	(18,237,791)	(18,256)	(18,256,047)
Net loss	-	(6,913,988)	(4,865)	(6,918,853)

Balance, June 30, 2007	26,021,518	$253,133,601	$112,531	$253,246,132

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(7,275,627)	$(6,918,853)
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	7,355,294	12,105,713
Amortization of debt issuance costs	276,085	83,719
Impairment of long-lived assets	-	279,700
Loss on oil and natural gas swaps	13,072,085	13,715,904
Equity in (income) loss of partnership	317,788	(10,910)
Amortization of unit-based compensation	248,461	55,014
Loss on disposal of assets	-	231,133
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(9,398,659)	(1,817,360)
Increase in accounts receivable, joint interest owners	(782,486)	(1,110,845)
(Increase) decrease in accounts receivable, other	(1,708,557)	12,043
Increase in other current assets	(803,956)	(1,067,841)
Increase (decrease) in accounts payable	181,877	(2,237,566)
Increase in accrued oil and natural gas liabilities	5,059,379	791,107
Increase in due to affiliates	1,059,308	-
Increase in other current liabilities	1,792,949	867,355
Total adjustments	16,669,568	21,897,166
Net cash provided by operating activities	9,393,941	14,978,313
Cash flows from investing activities:
Investment in oil and natural gas properties	(25,351,503)	(69,757,797)
Increase in deposit on pending acquisition	-	(12,784)
Investment in other equipment	(92,421)	(287,447)
Investment in operating rights	(7,016,672)	-
Collection of notes receivable	924,441	-
Net cash settlements on oil and natural gas swaps	1,946,286	3,827,360
Investment in equity method investee	-	(73,031)
Net cash used in investing activities	(29,589,869)	(66,303,699)
Cash flows from financing activities:
Proceeds from long-term debt	85,800,000	71,000,000
Payments of long-term debt	(68,189,791)	(118,800,000)
Payments of debt issuance costs	(288,937)	(106,096)
Proceeds from issuance of units, net	78,360,804	121,554,464
Redemption of Founding Investors' units	(69,938,000)	-
Dividend - reimbursement of offering costs paid by MBN Management LLC	(1,200,229)	-
Capital contributed by owner	19,356	-
Cash not acquired in Legacy formation transactions	(3,104,304)	-
Distributions to unitholders	(2,296,914)	(18,256,047)
Net cash provided by financing activities	19,161,985	55,392,321
Net increase (decrease) in cash and cash equivalents	(1,033,943)	4,066,935
Cash and cash equivalents, beginning of period	1,954,923	1,061,852

Cash and cash equivalents, end of period	$920,980	$5,128,787

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Six Months Ended June 30,
	2006	2007
Non-Cash Investing and Financing Activities:

Asset retirement obligation costs and liabilities	$1,467,241	$-
Asset retirement obligations associated with property acquisitions	$466,320	$727,004
Non-controlling interests' share of net financing costs of MBN
Properties LP capitalized to oil and natural gas properties	$164,202	$-
Units issued to MBN Properties LP in exchange for the
non-controlling interests' share of oil and natural gas properties	$31,743,934	$-
Units issued to Brothers Group in exchange for:
Oil and natural gas properties	$105,298,794	$-
Other property and equipment	$107,275	$-
Units issued to H2K Holdings Ltd. in exchange for oil and
natural gas properties	$1,419,483	$-
Oil and natural gas hedge liabilities assumed from the
Brothers Group and H2K Holdings Ltd.	$3,147,152	$-
Units issued in exchange for oil and
natural gas properties	$2,346,000	$18,022,335
Deemed dividend to Moriah Group owners for accounts not acquired in Legacy formation transaction:
Accounts receivable, oil and natural gas	$4,248,157	$-
Accounts receivable, joint interest owners	$249,627	$-
Accounts receivable, other	$539,968	$-
Other assets	$891,300	$-
Accounts payable	$(213,941)	$-
Accrued oil and natural gas liabilities	$(1,520,709)	$-
Due to affiliates	$(1,254,215)	$-
Other liabilities	$(2,166,276)	$-

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

On January 18, 2007, Legacy closed its initial public offering (“IPO”) of 6,900,000 limited partnership units at an IPO price of $19.00 per unit. Net proceeds to the partnership after underwriting discounts and estimated offering expenses were approximately $122 million, which were used to repay all indebtedness outstanding under the partnership’s credit facility and for general partnership purposes.

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

The accompanying financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited.  In the opinion of management, such financial statements include the adjustments and accruals which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements for and as of the six months ended June 30, 2007 and 2006.

(2)  Credit Facility

On September 13, 2005, the Moriah Group replaced its existing credit agreement with a new senior credit facility (the “New Facility”) with a new lending group that permitted borrowings in the lesser amount of (i) the borrowing base, or (ii) $75 million. The borrowing base under the New Facility, initially set at $40 million, was subject to re-determination every six months and was subject to adjustment based upon changes in the fair market value of the Moriah Group’s oil and natural gas assets. Interest on the New Facility was payable monthly and was charged in accordance with the Moriah Group’s selection of a LIBOR rate plus 1.5% to 2.0%, or prime rate up to prime rate plus 0.5%, dependent on the percentage of the borrowing base which was drawn. Borrowings under this New Facility were due in September 2009. The New Facility contained certain loan covenants requiring minimum financial ratio coverages, involving the current ratio and EBITDA to interest expense. On September 13, 2005, the Moriah Group borrowed $22,123,000 from the new lending group to provide for general corporate purposes, to fund a $4.2 million distribution to Cary Brown and Dale Brown and to advance additional subordinated notes receivable in the amount of $17,598,000 to MBN Properties LP, which purchased oil and natural gas producing properties from PITCO. The Moriah Group’s interest rate at December 31, 2005 was 6.0%. The Moriah Group paid interest expense on this debt of $264,062 for the period from January 1, 2006 through March 15, 2006. All amounts outstanding under the New Facility at March 15, 2006 were repaid in full on that date as part of the formation transactions.

On September 13, 2005, MBN Properties LP entered into a senior credit facility (the “MBN Facility”) with a lending group that permitted borrowings in the lesser amount of (i) the borrowing base, or (ii) $75 million. The borrowing base under the MBN Facility, initially set at $35 million, was subject to re-determination every six months and was subject to adjustment based upon changes in the fair market value of the MBN Properties LP’s oil and natural gas assets. Interest on the MBN Facility was payable monthly and was charged in accordance with MBN Properties LP’s selection of a LIBOR rate plus 1.5% to 2.0%, or prime rate up to prime rate plus 0.50%, dependent on the percentage of the borrowing base which was drawn. Borrowings under this MBN Facility were due in September 2007. The MBN Facility contained certain loan covenants requiring minimum financial ratio coverages, involving the current ratio and EBITDA to interest expense. On September 13, 2005, MBN Properties LP borrowed $33,750,000 from the new lending group to purchase oil and natural gas producing properties from PITCO. MBN Properties LP paid interest expense of $1,300,727 for the period from January 1, 2006 through March 15, 2006. All amounts outstanding under the MBN Facility at March 15, 2006 were repaid in full on that date as part of the formation transactions.

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

 As of June  30, 2007, Legacy had outstanding borrowings of $68.0 million at an interest rate of 6.88%, Legacy had approximately $81.7 million of availability remaining under the Legacy Facility as of June 30, 2007. For the three month and six month period ended June 30, 2007, Legacy paid $189,239 and $962,545 of interest expense on the Legacy Facility, respectively. The Legacy Facility contains certain loan covenants requiring minimum financial ratio coverages, involving the current ratio and EBITDA to interest expense. At December 31, 2006 and June 30, 2007, Legacy was in compliance with all aspects of the Legacy Facility.

Long-term debt consists of the following at December 31, 2006 and June 30, 2007:

	December 31,	June 30,
	2006	2007

Legacy facility- due March 2010	$115,800,000	$68,000,000

(3)  Acquisitions

Legacy Formation Acquisition

On March 15, 2006, LRLP completed a private equity offering in which it issued 5,000,000 units representing limited partner interests at a gross price of $17.00 per unit, netting $76.8 million after initial purchaser’s discount, placement agent fees and expenses. Simultaneous with the completion of this offering, Legacy purchased the oil and natural gas properties of the Moriah Group, Brothers Group, H2K Holdings Ltd. and the Charitable Support Foundations, Inc. and its affiliates. Legacy also purchased the oil and natural gas properties owned by MBN Properties, LP. In the case of the Moriah Group, the Brothers Group and H2K Holdings Ltd. those entities exchanged their oil and natural gas properties for units representing limited partner interests. The purchase of the oil and natural gas properties owned by the charitable foundations was solely for cash of $7.7 million. The owners of the Moriah Group, the Brothers Group and H2K Holdings Ltd. (the “Founding Investors”) exchanged 4.4 million of their units for $69.9 million in cash. The Moriah Group has been treated as the acquiring entity in the Legacy Formation. Accordingly, the accounts of the businesses acquired from the Moriah Group have been reflected retroactively at carryover basis in the consolidated financial statements, and the units issued to acquire them have been accounted for as a recapitalization. The net assets of the other businesses acquired and the units issued in exchange for them have been reflected at fair value and included in the statement of operations from the date of acquisition. With the exception of its assumption of liabilities associated with the oil and natural gas swaps it acquired, the other depreciable assets of the Brothers Group (office furniture and equipment and vehicles) and certain unamortized deferred financing costs of the Moriah Group, LRLP did not acquire any other assets or liabilities of the Moriah Group, the Brothers Group, H2K Holdings Ltd. or the Charitable Support Foundations, Inc. and its affiliates. The removal of the other assets and liabilities of the Moriah Group was reflected as a deemed dividend in the quarter ended March 31, 2006.

The following table sets forth the units issued in the Legacy Formation transaction:

Number of units
MPL	7,334,070
DAB Resources, Ltd.	859,703
Moriah Group	8,193,773
Brothers Group	6,200,358
H2K Holdings Ltd.	83,499
MBN Properties LP	3,162,438
Other investors	600,000
Total units issued at Legacy Formation	18,240,068

In addition to the 18,240,068 units issued at Legacy Formation, 52,616 restricted units were issued to employees of Legacy concurrent with, but not as a part of, the Legacy Formation (Note 8).

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

In addition to the 3,162,438 units issued to MBN Properties LP as part of the Legacy Formation transaction, LRLP paid $65.3 million in cash to MBN Properties LP to acquire that portion of the oil and natural gas properties of MBN Properties LP it did not already own by virtue of the Moriah Group’s ownership of a 46.22% limited partnership interest in MBN Properties LP. In addition, LRLP paid $1,980,468 to MBN Management LLC to reimburse expenses incurred by that entity in anticipation of the Legacy Formation. The following table sets forth the calculation of the step-up of oil and natural gas property basis with respect to this interest acquired:

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

South Justis Unit Acquisition

On June 29, 2006, Legacy purchased Henry Holding LP’s 15.0% working interest and a 13.1% net revenue interest in the South Justis Unit (“SJU”), two leases not in the unit, each with one well, adjacent to the SJU and the right to operate these properties. The stated purchase price was $14 million cash plus the issuance of 138,000 units on June 29, 2006 and 8,415 units on November 10, 2006 at their estimated fair value of $17.00 per unit ($2,346,000 and $143,055, respectively) less final adjustments of approximately $624,000. The effective date of Legacy’s ownership was May 1, 2006. The operating results from this acquisition have been included from July 1, 2006. The properties acquired are located in Lea County, New Mexico where Legacy owns other producing properties. Legacy was elected operator of the SJU following the closing of the transaction, which entitles Legacy to a contractual overhead reimbursement of approximately $127,500 per month from its partners in the SJU. The $15.9 million net purchase price was allocated with $2.9 million recorded as lease and well equipment, $6.0 million of leasehold costs and $7.0 million capitalized as an intangible asset relating to the contract operating rights. The capitalized operating rights are being amortized over the estimated total well months the wells in the SJU are expected to be operated. Asset retirement obligations in the amount of $137,453 were recognized in connection with this acquisition. The operations of the South Justis Unit have been included from the acquisition on June 29, 2006.

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

Binger Acquisition

On April 16, 2007, Legacy purchased certain oil and natural gas properties and other interests in the East Binger (Marchand) Unit in Caddo County, Oklahoma from Nielson & Associates, Inc. for a net purchase price of $44.2 million. The purchase price was paid with the issuance of 611,247 units valued at $15.8 million and $28.4 million paid in cash. The effective date of this purchase was February 1, 2007. The $44.2 million purchase price was allocated with $14.7 million recorded as lease and well equipment, $29.4 million of leasehold costs and $0.1 million as investment in equity method investee related to the 50% interest acquired in Binger Operations, LLC. Asset retirement obligations of $184,636 were recorded in connection with this acquisition. The operations of the East Binger Unit have been included from the acquisition on April 16, 2007.

Ameristate Acquisition

On May 1, 2007, Legacy purchased certain oil and natural gas properties located in the Permian Basin from Ameristate Exploration, LLC for a net purchase price of $5.2 million. The effective date of this purchase was January 1, 2007. The $5.2 million purchase price was allocated with $0.5 million recorded as lease and well equipment and $4.7 million of leasehold costs. Asset retirement obligations of $51,414 were recorded in connection with this acquisition. The operations of these Ameristate Acquisition properties have been included from their acquisition on May 1, 2007.

TSF Acquisition

On May 25, 2007, Legacy purchased certain oil and natural gas properties located in the Permian Basin from Terry S. Fields for a net purchase price of $14.7 million. The effective date of this purchase was March 1, 2007. The $14.7 million purchase price was allocated with $1.8 million recorded as lease and well equipment and $12.9 million of leasehold costs. Asset retirement obligations of $99,094 were recorded in connection with this acquisition. The operations of these TSF Acquisition properties have been included from their acquisition on May 25, 2007.

Raven Shenandoah Acquisition

On May 31, 2007, Legacy purchased certain oil and natural gas properties located in the Permian Basin from Raven Resources, LLC and Shenandoah Petroleum Corporation for a net purchase price of $13.0 million. The effective date of this purchase was May 1, 2007. The $13.0 million purchase price was allocated with $6.0 million recorded as lease and well equipment and $7.0 million of leasehold costs. Asset retirement obligations of $378,835 were recorded in connection with this acquisition. The operations of these Raven Shenandoah Acquisition properties have been included from their acquisition on May 31, 2007.

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the Formation Transactions and the Farmer Field, South Justis Unit, Kinder Morgan, Binger, Ameristate, TSF and Raven Shenandoah acquisitions had each occurred on January 1, 2006. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	June 30,
	2006	2007
	(In thousands)
Revenues, excluding hedging gains and losses	$48,191	$45,921

Revenues, net of hedging gains and losses	$33,814	$32,206

Net loss	$(3,913)	$(5,763)

Loss per unit - basic and diluted	$(0.21)	$(0.23)

Units used in computing loss per unit	18,993,133	25,578,229

(4)  Related Party Transactions

Cary Brown and Dale Brown, as owners of the Moriah Group, and the Brothers Group own a combined non-controlling 4.16% interest as limited partners in the partnership which owns the building that Legacy occupies. Monthly rent is $14,808, without respect to property taxes and insurance. Prior to the Legacy Formation, the Moriah Group’s portion of this rent was reimbursed by the Moriah Group to Petroleum Strategies, Inc., an affiliated entity which is owned by Cary Brown and Dale Brown. The lease expires in August 2011.

The Moriah Group did not directly employ any persons or directly incur any office overhead. Substantially all general and administrative services were provided by Petroleum Strategies, Inc. which employed all personnel and paid for all employee salaries, benefits, and office expenses. Petroleum Strategies Inc. charged the Moriah Group for such services in an amount which was intended to be equal to the actual expenses it incurred. Amounts charged were $444,827 and $0 for the six months ended June 30, 2006 and 2007, respectively. On April 1, 2006, following the Legacy Formation, certain employees of Petroleum Strategies, Inc. and Brothers Production Company Inc. became employees of Legacy. For the period from March 15, 2006 to June 30, 2006, Brothers Production Company Inc. provided $47,236 of transition administrative services to Legacy.

Legacy uses Lynch, Chappell and Alsup for legal services. Alan Brown, son of Dale Brown and brother of Cary Brown, is a less than ten percent shareholder in this firm. Legacy paid legal fees to Lynch, Chappell and Alsup of $32,883 and $49,308 for the six months ended June 30, 2006 and 2007, respectively.

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

For the three and six months ended June 30, 2006 and 2007, Legacy included in revenue realized and unrealized losses related to its oil and natural gas derivatives. The impact on total revenue from hedging activities was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Crude oil derivative contract settlements	$(979,030)	$801,276	$(1,099,644)	$2,003,310
Natural gas derivative contract settlements	1,528,380	560,307	3,045,930	1,824,050
Unrealized change in fair value - oil contracts	(10,134,467)	(8,386,314)	(18,427,945)	(13,473,461)
Unrealized change in fair value - natural gas contracts	409,214	531,496	3,409,574	(4,069,803)
	$(9,175,903)	$(6,493,235)	$(13,072,085)	$(13,715,904)

As of June 30, 2007, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

	Annual	Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
2007	437,452	$ 67.46	$64.15 - $75.70
2008	809,249	$ 67.65	$62.25 - $73.45
2009	774,013	$ 65.82	$61.05 - $72.00
2010	715,445	$ 64.32	$60.15 - $71.15
2011	509,040	$ 70.58	$67.33 - $71.40
2012	399,600	$ 70.55	$67.72 - $71.15

As of June 30, 2007, Legacy had the following NYMEX Henry Hub, ANR-OK and Waha natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

	Annual	Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
2007	1,041,725	$ 8.87	$7.35 - $10.01
2008	1,885,374	$ 8.46	$7.59 - $10.58
2009	1,736,354	$ 8.27	$7.64 - $10.18
2010	1,513,619	$ 7.92	$7.37 - $9.73
2011	274,000	$ 7.38	$7.23 - $7.51
2012	132,000	$ 7.30	$7.30

As of June 30, 2007, Legacy had the following gas basis swaps in which it receives floating NYMEX prices less a fixed basis differential and pay prices on the floating Waha index, a natural gas hub in West Texas. The prices that Legacy receives for its natural gas sales follow Waha more closely than NYMEX:

	Annual	Basis
Calendar Year	Volumes (Mcf)	Differential per Mcf
2007	780,000	($0.88)
2008	1,422,000	($0.84)
2009	1,320,000	($0.68)
2010	1,200,000	($0.57)

As of June 30, 2007, Legacy had the following Mont Belvieu, Non-Tet OPIS natural gas liquids swaps paying floating natural gas liquids prices and receiving fixed prices for a portion of its future natural gas liquids production as indicated below:

	Annual	Price
Calendar Year	Volumes (Gal)	per Gal
2007	1,395,030	$1.15
2008	2,509,248	$1.15
2009	2,265,480	$1.15

 (7)  Asset Retirement Obligation

Statement of Financial Accounting Standards “SFAS” No. 143 requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at Legacy’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset.

The following table reflects the changes in the ARO during the year ended December 31, 2006 and six months ended June 30, 2007.

	December 31,	June 30,
	2006	2007

Asset retirement obligation - beginning of period	$2,302,147	$6,492,780

Liabilities incurred in Legacy formation	1,467,241	-
Liabilities incurred with properties acquired	1,888,954	727,004
Liabilities incurred with properties drilled	22,882	-
Liabilities settled during the period	(213,343)	(82,654)
Current period accretion	242,432	197,486
Current period revisions to oil and natural gas properties	782,467	-

Asset retirement obligation - end of period	$6,492,780	$7,334,616

(8)  Unit-Based Compensation

Long Term Incentive Plan

Concurrent with the Legacy Formation on March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was created and Legacy adopted SFAS No. 123(R)-Share-Based Payment. Legacy adopted the Legacy Reserves LP Long-Term Incentive Plan for its employees, consultants and directors, its affiliates and its general partner. The awards under the long-term incentive plan may include unit grants, restricted units, phantom units, unit options and unit appreciation rights. The long-term incentive plan permits the grant of awards covering an aggregate of 2,000,000 units. As of June  30, 2007 grants of awards net of forfeitures covering 308,008 units had been made. The plan is administered by the compensation committee of the board of directors of Legacy’s general partner.

SFAS No. 123(R) requires companies to measure the cost of employee services in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the-vesting period of the award. Prior to April of 2007, Legacy utilized the equity method of accounting as described in SFAS No. 123(R) to recognize the cost associated with unit options. However, SFAS No. 123(R) stipulates that “if an entity that nominally has the choice of settling awards by issuing stock predominately settles in cash, or if the entity usually settles in cash whenever an employee asks for cash settlement, the entity is settling a substantive liability rather than repurchasing an equity instrument.”

The initial vesting of options occurred on March 15, 2007, with initial option exercises occurring in April 2007. At the time of the intitial exercise Legacy settled these exercises in cash and determined it was likely to do so for future option exercises. Consequently, in April 2007, Legacy began accounting for unit option grants by utilizing the liability method as described in SFAS No. 123(R). The liability method requires companies to measure the cost of the employee services in exchange for a cash award based on the fair value of the underlying security at the end of the period. Compensation cost is recognized based on the change in the liability between periods.

On June 27, 2007, Legacy granted 3,000 phantom units to an employee.  The phantom units awarded vest ratably over a five year period, beginning on the date of grant. In conjunction with this grant, the employee is entitled to dividend equivalent rights (“DER’s”) for unvested units held at the date of dividend payment. Compensation expense related to the phantom units and associated DER’s was $275 for the six months ended June 30, 2007.

On March 15, 2006, Legacy issued 52,616 units of restricted unit awards to two employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. On May 5, 2006, Legacy issued 12,500 units of restricted unit awards to an employee. The restricted units awarded vest ratably over a five-year period, beginning on the date of grant. Compensation expense related to restricted units was $99,711 and $170,328 for the six months ended June, 30, 2006 and 2007, respectively. As of June 30, 2007, there was a total of $666,689 of unrecognized compensation costs related to the non-vested portion of these restricted units. At June 30, 2007, this cost was expected to be recognized over a weighted-average period of 2.2 years. Pursuant to the provisions of SFAS 123(R), Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at June 30, 2007 does not include 45,078 units related to unvested restricted unit awards.

On May 1, 2006, Legacy granted and issued 1,750 units to each of its five non-employee directors as part of their annual compensation for serving on Legacy’s general partner’s board. The value of each unit was $17.00 at the time of grant.

During the year ended December 31, 2006, Legacy issued 273,000 unit option awards to officers and employees which vest ratably over a three-year period. All options granted in 2006 expire five years from the grant date and are exercisable when they vest. During the six month period ended June 30, 2007, Legacy issued 62,000 unit option awards to employees which vest ratably over a three-year period. All options granted in 2007 expire five years from the grant date and are exercisable when they vest.

For the six month period ended June 30, 2007, Legacy recorded $1,094,656 of compensation expense based on its use of the Black-Scholes model to estimate the June 30, 2007 fair value of these unit option awards and options exercised during the period. As of June 30, 2007, there was a total of $1,697,598 of unrecognized compensation costs related to the non-vested portion of these unit option awards. At June 30, 2007, this cost was expected to be recognized over a weighted-average period of 2.00 years. Compensation expense is based upon the fair value as of June 30, 2007 and is recognized as a percentage of the service period satisfied. Since Legacy is a new public company and has minimal trading history, it has used an estimated volatility factor of approximately 42% based upon the historical trends of a representative group of publicly-traded companies in the energy industry and employed the fair value method to estimate the June 30, 2007 fair value to be realized as compensation cost based on the percentage of service period satisfied. In the absence of historical data, Legacy has assumed an estimated forfeiture rate of 5%. As required by SFAS No. 123(R), the Company will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $1.64 per unit.

A summary of option activity for the six months ended June 30, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Units	Price	Term
Outstanding at January 1, 2007	260,000	$17.01
Granted	62,000	$26.05
Exercised	(23,038)	$17.00
Forfeited	(13,992)	$17.11
Outstanding at June 30, 2007	284,970	$18.97	4.0 years
Options exercisable at June 30, 2007	56,454	$17.00	-

The following table summarizes the status of the Legacy’s non-vested unit options since January 1, 2007:

	Non-Vested Options
		Weighted-
	Number of	Average Fair
	Units	Value
Non-vested at January 1, 2007	260,000	$2.62
Granted	62,000	6.83
Vested - Unexercised	(56,454)	10.04
Vested - Exercised	(23,038)	10.14
Forfeited	(13,992)	9.96
Non-vested at June 30, 2007	228,516	$9.40

Legacy has used a weighted-average risk free interest rate of 4.9% in its Black-Scholes calculation of grant-date fair value, which approximates the U.S. Treasury interest rates at June 30, 2007 whose term is consistent with the expected life of the unit options. Expected life represents the period of time that options are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted average assumptions used for the Black-Scholes option-pricing model.

Six Months Ended
June 30,
2007
Expected life (years)	4
Annual interest rate	4.9%
Annual distribution rate per unit	$1.64
Volatility	42%

 (9)  Subsequent Events

On July 11, 2007, Legacy entered into a definitive purchase agreement to acquire certain oil and natural gas producing properties from private parties for a cash purchase price of $20.3 million, subject to customary purchase price adjustments, to be paid at closing. The properties are located primarily in the Permian Basin. The acquisition is subject to customary closing conditions and closed on August 3, 2007. This acquisition will be accounted for as a purchase of oil and natural gas assets.

On July 18, 2007, Legacy’s Board of Directors approved a distribution of $0.42 per unit payable on August 14, 2007 to unit-holders of record on July 31, 2007.

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

 The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Legacy Reserves’ Annual Report on Form 10-K for the year ended December 31, 2006 in Item 1A under “Risk Factors.” The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Overview

We were formed in October 2005. Upon completion of our private equity offering and as a result of the related Legacy Formation on March 15, 2006, we acquired oil and natural gas properties and business operations from our Founding Investors and three charitable foundations. Although we were the surviving entity for legal purposes, the formation transactions are treated as a purchase with Moriah Properties, Ltd. and its affiliates, or the Moriah Group, being considered, on a combined basis, as the acquiring entity for accounting purposes. Therefore, the accounts reflected in our historical financial statements prior to March 15, 2006 are those of the Moriah Group.

On January 18, 2007, we closed our IPO of 6,900,000 units representing limited partner interests at an IPO price of $19.00 per unit. Net proceeds to the partnership after underwriting discounts and estimated offering expenses were approximately $122 million, all of which were used to repay the $115.8 million of indebtedness outstanding under our credit facility and for general partnership purposes.

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

The operating results of the properties acquired in the Legacy Formation are included in the results of operations from March 15, 2006, the operating results of the South Justis Unit properties and the Farmer Field properties acquired on June 29, 2006 have been included from July 1, 2006, the operating results of the Kinder Morgan properties have been included from August 1, 2006, the operating results of the Binger properties have been included from April 16, 2007, the operating results of the Ameristate properties have been included from May 1, 2007, the operating results of the TSF properties have been included from May 25, 2007 and the operating results of the Raven Shenandoah properties have been included from May 31, 2007.

Acquisitions have been financed with a combination of proceeds from bank borrowings, issuances of units and cash flow from operations. Post-acquisition activities are focused on evaluating and exploiting the acquired properties and evaluating potential add-on acquisitions.

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

Operating Data

The following table sets forth selected financial and operating data of Legacy for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006 (a)	2007	2006 (a)	2007
Revenues:
Oil sales	$11,799,730	$17,725,836	$19,239,570	$30,131,648
Natural gas sales	3,587,839	5,009,664	6,583,256	8,535,538
Realized gain (loss) on oil swaps	(979,079)	801,277	(1,099,693)	2,003,311
Realized gain on natural gas swaps	1,528,380	560,307	3,045,930	1,824,049
Unrealized loss on oil swaps	(10,134,418)	(8,386,314)	(18,427,896)	(13,473,461)
Unrealized gain (loss) on natural gas swaps	409,214	531,495	3,409,574	(4,069,803)

Total revenue	$6,211,666	$16,242,265	$12,750,741	$24,951,282

Expenses:
Oil and natural gas production	$3,316,354	$6,088,127	$5,993,121	$10,827,679
Production and other taxes	$942,724	$1,481,186	$1,680,881	$2,474,759
General and administrative	$1,122,423	$2,769,045	$2,078,279	$4,596,181
Depletion, depreciation, amortization and accretion	$4,967,428	$6,810,657	$7,355,294	$12,105,713

Production:
Oil - barrels	184,094	293,462	313,105	524,314
Natural gas - Mcf	593,703	718,094	1,027,663	1,306,440
Total (Boe)	283,045	413,144	484,382	742,054
Average daily production (Boe/d)	3,110	4,540	2,676	4,100

Average sales price per unit (including heges) (b):
Oil price per barrel	$3.73	$34.56	$(0.92)	$35.59
Natural gas price per Mcf	$9.31	$8.50	$12.69	$4.81
Combined (per Boe)	$21.95	$39.31	$26.32	$33.62

Average sales price per unit (including realized hedge gains/losses) (c):
Oil price per barrel	$58.78	$63.13	$57.94	$61.29
Natural gas price per Mcf	$8.62	$7.76	$9.37	$7.93
Combined (per Boe)	$56.31	$58.33	$57.33	$57.27

Average sales price per unit (excluding hedges):
Oil price per barrel	$64.10	$60.40	$61.45	$57.47
Natural gas price per Mcf	$6.04	$6.98	$6.41	$6.53
Combined (per Boe)	$54.36	$55.03	$53.31	$52.11

NYMEX oil index prices per barrel:
Beginning of Quarter	$66.63	$65.87	$61.04	$61.05
End of Quarter	$73.93	$70.68	$73.93	$70.68

NYMEX gas index prices per Mcf:
Beginning of Quarter	$7.21	$7.73	$11.18	$6.30
End of Quarter	$6.10	$6.77	$6.10	$6.77

Average unit costs per Boe:
Production costs, excluding production and other taxes	$11.72	$14.74	$12.37	$14.59
Production and other taxes	$3.33	$3.59	$3.47	$3.34
General and administrative	$3.97	$6.70	$4.29	$6.19
Depletion, depreciation, amortization and accretion	$17.55	$16.48	$15.18	$16.31

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

Results of Operations

Three-Month Period Ended June  30, 2007 Compared to Three-Month Period Ended June 30, 2006

Legacy’s revenues from the sale of oil were $17.7 million and $11.8 million for the three-month periods ended June 30, 2007 and 2006, respectively. Legacy’s revenues from the sale of natural gas were $5.0 million and $3.6 million for the three-month periods ended June 30, 2007 and 2006, respectively. The $5.9 million increase in oil revenues reflects an increase in oil production of 109 MBbls (59%) due primarily to Binger, Ameristate, TSF, Raven Shenandoah, South Justis and Kinder Morgan acquisitions while the realized price excluding the effects of hedging decreased $3.70 per Bbl. The $1.4 million increase in natural gas revenues reflects an increase in natural gas production of approximately 124 MMcf (21%) due primarily to the Binger, Ameristate, TSF and Raven acquisitions, and the increase in realized price per Mcf excluding the effects of hedging of $0.94 per Mcf.

For the three-month period ended June 30, 2007, Legacy recorded $6.5 million of net losses on oil and natural gas swaps comprised of realized gains of $1.4 million from net cash settlements of oil and natural gas swap contracts and net unrealized losses of $7.9 million. Legacy had unrealized net losses from oil swaps because the fixed prices of its oil swap contracts were below the NYMEX index prices at June 30, 2007. As a point of reference, the NYMEX price for light sweet crude oil for the near-month close at June 30, 2007 was $70.68 per Bbl, a price which is greater than the average contract prices of Legacy’s outstanding oil swap contracts. Due to the increase in oil prices during the quarter, the differential between Legacy’s fixed price oil swaps and NYMEX increased, resulting in losses for the quarter. Legacy had unrealized net gains from natural gas swaps because the fixed prices of its natural gas swap contracts were above the NYMEX index prices at June 30, 2007. In addition, the NYMEX price for natural gas for the near-month close at June 30, 2007 was $6.77 per MMbtu, a price which is less than the average contract prices of Legacy’s outstanding natural gas swap contracts. Due to the decrease in natural gas prices during the quarter, the differential between Legacy’s fixed price natural gas swaps and NYMEX increased, resulting in gains for the quarter. For the three month period ended June 30, 2006, Legacy recorded $9.2 million of net losses on oil and natural gas swaps comprised of a realized loss of $979,000 from net cash settlements of oil swap contracts, a realized gain of $1.5 million from net cash settlements of natural gas swap contracts, a net unrealized loss of $10.1 million on oil swap contracts, due to the increase in oil prices during the quarter which increased the differential between the NYMEX oil index price and our fixed price oil swaps, and a net unrealized gain of $0.4 million on natural gas swap contracts, due to the decrease in natural gas prices which increased the differential between the NYMEX natural gas index price and our fixed price natural gas swaps. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

           Legacy’s oil and natural gas production expenses, excluding production and other taxes, increased to $6.1 million ($14.74 per Boe) for the three-month period ended June 30, 2007, from $3.3 million ($11.72 per Boe) for the three month period ended June 30, 2006. Production expenses increased primarily because of (i) $1.0 million related to the Binger, Ameristate, TSF and Raven acquisitions, (iii) $0.8 million related to the Kinder Morgan and South Justis acquisitions and, (iii) $0.5 million related to increases in ad valorem expenses from increased well counts and periods of ownership. In addition, the increase in production costs per Boe is consistent with industry-wide costs increases, particularly those related to oil operations that require lifting produced oil and water or involve enhanced recovery projects.

Legacy’s production and other taxes were $1.5 million and $0.9 million for the three-month periods ended June 30, 2007 and 2006, respectively. Production and other taxes increased primarily because of approximately $0.3 million of taxes related to the Binger, Ameristate, TSF and Raven acquisitions. The increase in production and other taxes per Boe is primarily due to the increase in realized prices excluding hedges. As production and other taxes are a function of price and volume, the increase in unit cost is consistent with the increase in realized prices.

Legacy’s general and administrative expenses were $2.8 million and $1.1 million for the three-month periods ended June 30, 2007 and 2006, respectively. General and administrative expenses increased approximately $1.7 million between periods primarily due to increased employee costs related to business expansion and $1.0 million of costs incurred in connection with awards granted under the Legacy Reserves LP Long-Term Incentive Plan, or LTIP due to a $0.7 million non-cash expense related to the change in estimated fair value of the unit-based compensation liability related to unit options and unit appreciation rights and $0.3 million of cash payments to employees exercising unit options.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $6.8 million and $5.0 million for the three month periods ended June 30, 2007 and 2006, respectively, reflecting primarily (i) $1.0 million of DD&A related to recent acquisitions and, (ii) $1.0 million related to the Kinder Morgan and South Justis acquisitions. In addition, the decrease in DD&A expense per Boe reflects the higher cost basis of the producing oil and natural gas properties acquired in the Legacy Formation relative to the cost basis of recent acquisitions.

Impairment expense was $189,730 for the three month period ended June 30, 2007 involving eight separate producing fields. The impairment is primarily due to additional costs incurred during the quarter ended June 30, 2007 on fields from which the future estimated production revenues did not exceed these costs.

Legacy recorded interest income of $46,850 for the three-month period ended June 30, 2007 and $5,086 for the three-month periods ended June 30, 2006. The increase of $41,764 is a result of higher average cash balances for the current period.

Interest expense was $0.9 million and $1.2 million for the three-month periods ended June 30, 2007 and 2006, respectively, reflecting lower average borrowings and higher average interest rates in the current period. Legacy repaid the entire $115.8 million outstanding under its revolving credit facility at the close of the IPO on January 18, 2007.

Legacy recognized $10,910 in income from non-controlling interest of Binger Operations, LLC (“BOL”) for the three month period ended June 30, 2007. This income is primarily derived from BOL’s less than 1% interest in the Binger Unit.

Six-Month Period Ended June  30, 2007 Compared to Six-Month Period Ended June 30, 2006

Legacy’s revenues from the sale of oil were $30.1 million and $19.2 million for the six-month periods ended June 30, 2007 and 2006, respectively. Legacy’s revenues from the sale of natural gas were $8.5 million and $6.6 million for the six-month periods ended June 30, 2007 and 2006, respectively. The $10.9 million increase in oil revenues reflects an increase in oil production of 211 MBbls (67%) due primarily to the Binger, Ameristate, TSF, Raven Shenandoah, Kinder Morgan and South Justis acquisitions, while the realized price excluding the effects of hedging decreased $3.98 per Bbl. The $1.9 million increase in natural gas revenues reflects an increase in natural gas production of approximately 279 MMcf (27%) due primarily to the Binger, Ameristate, TSF and Raven acquisitions, and the increase in realized price per Mcf excluding the effects of hedging of $0.12 per Mcf.

For the six-month period ended June 30, 2007, Legacy recorded $13.7 million of net losses on oil and natural gas swaps comprised of realized gains of $3.8 million from net cash settlements of oil and natural gas swap contracts and net unrealized losses of $17.5 million. Legacy had unrealized net losses from its oil swaps because the fixed prices of its oil swap contracts were below the NYMEX index prices at June 30, 2007. As a point of reference, the NYMEX price for light sweet crude oil for the near-month close at June 30, 2007 was $70.68 per Bbl, a price which is greater than the average contract prices of Legacy’s outstanding oil swap contracts. Due to the increase in oil prices during the six-month period ended June 30, 2007, the differential between Legacy’s fixed price oil swaps and NYMEX increased, resulting in losses for the six-month period ended June 30, 2007. Legacy had unrealized net losses from its natural gas swaps because the fixed prices of its natural gas swap contracts during the six-month period ended June 30, 2007 were below the NYMEX index prices during that timeframe. In addition, the NYMEX price for natural gas for the near-month close at June 30, 2007 was $6.77 per MMbtu, a price which is less than the average contract prices of Legacy’s outstanding natural gas swap contracts, however, this price was greater than the average swap price at March 31, 2007. Due to the decrease in natural gas prices during the quarter, the differential between Legacy’s fixed price natural gas swaps and NYMEX increased, but did not overcome the losses realized in the first quarter. For the six month period ended June 30, 2006, Legacy recorded $13.1 million of net losses on oil and natural gas swaps comprised of a realized loss of $1.1 million from net cash settlements of oil swap contracts, a realized gain of $3.0 million from net cash settlements of natural gas swap contracts, a net unrealized loss of $18.4 million on oil swap contracts, due to the increase in oil prices during the six-month period ended June 30, 2007 which increased the differential between the NYMEX oil index price and our fixed price oil swaps, and a net unrealized gain of $3.4 million on natural gas swap contracts, due to the decrease in natural gas prices which increased the differential between the NYMEX natural gas index price and our fixed price natural gas swaps. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

Legacy’s oil and natural gas production expenses, excluding production and other taxes, increased to $10.8 million ($14.59 per Boe) for the six-month period ended June 30, 2007, from $6.0 million ($12.37 per Boe) for the six-month period ended June 30, 2006. Production expenses increased primarily because of (i) $1.0 million related to the Binger, Ameristate, TSF and Raven acquisitions, (ii) $0.5 million related to increases in ad valorem expenses from increased well counts and periods of ownership, (iii) $1.3 million related to the Legacy Formation and, (iv) $1.6 million related to the South Justis, Farmer Field and Kinder Morgan acquisitions. In addition, the increase in production costs per Boe is consistent with industry-wide costs increases, particularly those related to oil operations that require lifting produced oil and water or involve enhanced recovery projects.

Legacy’s production and other taxes were $2.5 million and $1.7 million for the six-month periods ended June 30, 2007 and 2006, respectively. Production and other taxes increased primarily because of approximately $0.3 million of taxes related to the Legacy Formation and $0.3 million related to the Binger, Ameristate, TSF and Raven acquisitions. The decrease in production and other taxes per Boe is primarily due to the decrease in realized prices excluding hedges. As production and other taxes are a function of price and volume, the decrease in unit cost is consistent with the decrease in realized prices.

Legacy’s general and administrative expenses were $4.6 million and $2.1 million for the six month periods ended June 30, 2007 and 2006, respectively. General and administrative expenses increased approximately $2.5 million between periods primarily due to increased employee costs related to business expansion, $1.0 million of costs incurred in connection with awards granted under the LTIP due to a $0.7 million non-cash expense related to the change in estimated fair value of the unit-based compensation liability related to unit options and unit appreciation rights and $0.3 million of cash payments to employees exercising unit options and approximately $0.5 million of costs incurred in connection with the preparation of the 2006 federal income tax return and related Form K-1’s.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $12.1 million and $7.4 million for the six month periods ended June 30, 2007 and 2006, respectively, reflecting primarily (i) $1.0 million of DD&A related to recent acquisitions, (ii) $1.1 million of DD&A related to the Legacy Formation and (iii) $1.6 million related to the South Justis, Farmer Field and Kinder Morgan acquisitions. In addition, the increase in DD&A expense per Boe reflects the higher cost basis of the producing oil and natural gas properties acquired in the Legacy Formation relative to the cost basis of recent acquisitions.

Impairment expense was $279,700 for the six-month period ended June 30, 2007 involving thirteen separate producing fields. The impairment is primarily due to additional costs incurred during the six months ended June 30, 2007 on fields from which the future estimated production revenues did not exceed these costs.

Legacy recorded interest income of $151,158 for the six-month period ended June 30, 2007 and $38,433 for the six-month periods ended June 30, 2006. The increase of $112,725 is a result of higher average cash balances for the current period.

Interest expense was $1.5 million and $2.7 million for the six-month periods ended June 30, 2007 and 2006, respectively, reflecting lower average borrowings and higher average interest rates in the current period. Legacy repaid the entire $115.8 million outstanding under its revolving credit facility at the close of its initial public offering on January 18, 2007.

Legacy recorded equity in loss of partnership of $317,788 for the six-month period ended June 30, 2006. The recorded equity in loss of partnership was related to Legacy’s investment in MBN Management, LLC, which was formed in July 2005. Legacy did not acquire any interest in MBN Management, LLC as part of the Legacy Formation. Accordingly, no such loss was incurred in the current period.

Legacy recognized $10,910 in income from non-controlling interest of Binger Operations, LLC (“BOL”) for the three month period ended June 30, 2007. This income is primarily derived from BOL’s less than 1% interest in the Binger Unit.

Capital Resources and Liquidity

Legacy’s primary sources of capital and liquidity have been bank borrowings, cash flow from operations, its private offering in March 2006 and the IPO in January 2007. To date, Legacy’s primary use of capital has been for acquisitions, repayment of bank borrowings and exploitation of oil and natural gas properties.

As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in growing reserves and production will be highly dependent on capital resources available to us and our success in acquiring and exploiting additional reserves. We actively review acquisition opportunities on an ongoing basis. If we were to make significant additional acquisitions for cash, we would need to borrow additional amounts under our credit facility, if available, or obtain additional debt or equity financing. Our credit facility imposes certain restrictions on our ability to obtain additional debt financing. Based upon current oil and natural gas price expectations for the year ending December 31, 2007, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our credit facility will provide us sufficient working capital to meet our planned capital expenditures of $12.5 million and planned cash distributions of $40.2 million, which reflects the $7.6 million of distributions paid in the first quarter of 2007, $10.7 million paid in the second quarter of 2007 and $10.95 million of planned distributions during each of the third and fourth quarters of 2007. Please read “— Financing Activities — Our Revolving Credit Facility.”

On May 3, 2007, Legacy’s bank group increased Legacy’s borrowing base to $150 million as part of the semi-annual re-determination.

Cash Flow from Operations

Legacy’s net cash provided by operating activities was $15.0 million and $9.4 million for the six-month periods ended June 30, 2007 and 2006, respectively, with the 2007 period being favorably impacted by higher sales volumes, offset by the higher working capital needs of our growing business.

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

We enter into hedging arrangements to reduce the impact of oil and natural gas price volatility on our operations. Currently, we use swaps to hedge NYMEX oil and natural gas prices, which do not include the additional net discount that we typically experience in the Permian Basin. At June 30, 2007, we had in place oil and natural gas swaps covering significant portions of our estimated 2007 through 2011 oil and natural gas production. We have hedged approximately 75% of our remaining expected oil and natural gas production for 2007. We have also hedged approximately 58% of our currently expected oil and natural gas production for 2008 through 2010 from existing estimated total proved reserves.

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

	Annual	Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
2007	487,452	$ 68.14	$64.15 - $75.70
2008	929,249	$ 68.27	$62.25 - $73.45
2009	774,013	$ 65.82	$61.05 - $72.00
2010	715,445	$ 64.32	$60.15 - $71.15
2011	509,040	$ 70.58	$67.33 - $71.40

	Annual	Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
2007	1,116,725	$ 8.77	$7.35 - $10.01
2008	2,053,374	$ 8.37	$7.41 - $10.58
2009	1,892,354	$ 8.19	$7.41 - $10.18
2010	1,657,619	$ 7.88	$7.37 - $9.73
2011	406,000	$ 7.39	$7.23 - $7.51

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

	Annual	Basis
Calendar Year	Volumes (Mcf)	Differential per Mcf
2007	780,000	($0.88)
2008	1,422,000	($0.84)
2009	1,320,000	($0.68)
2010	1,200,000	($0.57)

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

	Annual	Price
Calendar Year	Volumes (Gal)	per Gal
2007	1,395,030	$1.15
2008	2,509,248	$1.15
2009	2,265,480	$1.15

Investing Activities — Acquisitions and Capital Expenditures

Legacy’s cash capital expenditures were $69.8 million for the six-month period ended June 30, 2007. The total includes $61.8 million for acquisition of oil and natural gas properties in four acquisitions and $8.0 million of exploitation projects.

Legacy’s cash capital expenditures were $32.4 million for the six month period ended June 30, 2006. The total includes $7.7 million paid to three charitable foundations in the Legacy Formation for oil and natural gas properties, $8.8 million and $5.8 million for the purchase of producing oil and natural gas properties in the South Justis Unit from Henry Holding LP and the Farmer Field from Larron Oil Corporation, respectively, and $7.0 million of capitalized operating rights related to the South Justis Unit. Legacy also paid $2.0 million as a deposit on the acquisition of oil and natural gas properties from Kinder Morgan which closed July 31, 2006.

We currently anticipate that our drilling budget, which predominantly consists of drilling, recompletion and refracture stimulation projects and one tertiary (CO2) recovery project, will be $12.5 million for the year ending December 31, 2007. Our borrowing capacity under our revolving credit facility is $56.7 million as of August 13, 2007. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. If oil and natural gas prices decline below levels we deem acceptable, we may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and labor crews. Based upon current oil and natural gas price expectations for the year ending December 31, 2007, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our planned capital expenditures of $12.5 million and planned cash distributions of $40.2 million for the year ending December 31, 2007. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

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

Our Revolving Credit Facility

At the closing of our private equity offering on March 15, 2006, we entered into a new, four-year, $300 million revolving credit facility with BNP Paribas as administrative agent. Our obligations under the credit facility are secured by mortgages on more than 80% of our oil and gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base, which was initially set at $130 million and was increased on May 3, 2007 to $150 million. The borrowing base is subject to semi-annual re-determinations on April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to re-determine the borrowing base between scheduled re-determinations. We also have the right, once during each calendar year, to re-determine the borrowing base upon the proposed acquisition of certain oil and gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders and any decrease in the borrowing base must be approved by the lenders holding 66 2/3 % of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66 2/3 % of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral.

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

 At June 30, 2007, Legacy was in compliance with all financial and other covenants of the Legacy Facility.

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

Effect if Different Assumptions Used:  Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the three month period ended June 30, 2007 by approximately 10%.

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

As of June 30, 2007, the fair market value of Legacy’s derivative positions was a net liability of $14.4 million. As of December 31, 2006, the fair market value of Legacy’s derivative positions was an asset of $3.1 million. The oil and natural gas swaps for 2007 through December 31, 2011 are tabulated in the tables presented above under “— Cash Flow from Operations.”

Interest Rate Risks

  At June 30, 2007, Legacy had debt outstanding of $68.0 million, which incurred interest at floating rates in accordance with its revolving credit facility and the subordinated notes payable. The average annual interest rate incurred by Legacy for the six month period ended June 30, 2007 was 8.64%. A 1% increase in LIBOR on Legacy’s outstanding debt as of June 30, 2007 would result in an estimated $680,000 increase in annual interest expense. Historically, Legacy has not entered into interest rate derivative transactions to mitigate its interest rate risk.

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

Our management, with the participation of our General Partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation and subject to the foregoing, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities
			(c ) Total	(d) Maximum
			Number of	Number (or
			Units	Approximate
			Purchased as	Dollar Value) of
			Part of	Units that
			Publicly	May Yet Be
	(a) Total	(b) Average	Announced	Purchased Under
	Number of	Price	Plans or	the Plans or
Period	Units Purchased	Paid per Unit	Programs	Programs
April 2007	17,256	$28.01	-	-
May 2007	5,782	$27.96	-	-
Total	23,038	$28.00	-	-

On April 11, 2007, employees of Legacy Reserves exercised 17,256 vested unit options granted under the Legacy Reserves LP Long-Term Incentive Plan at an exercised price of $17.00 per unit and immediately following such exercise transferred the units received upon such exercise to Legacy in exchange for a payment by Legacy of $28.01 per unit, the closing price of Legacy’s units on the NASDAQ Global Market on such date.

On May 17, 2007, employees of Legacy Reserves exercised 4,008 vested unit options granted under the Legacy Reserves LP Long-Term Incentive Plan at an exercised price of $17.00 per unit and immediately following such exercise transferred the units received upon such exercise to Legacy in exchange for a payment by Legacy of $28.00 per unit, the closing price of Legacy’s units on the NASDAQ Global Market on such date.

On May 18, 2007, employees of Legacy Reserves exercised 904 vested unit options granted under the Legacy Reserves LP Long-Term Incentive Plan at an exercised price of $17.00 per unit and immediately following such exercise transferred the units received upon such exercise to Legacy in exchange for a payment by Legacy of $27.92 per unit, the closing price of Legacy’s units on the NASDAQ Global Market on such date.

On May 22, 2007, employees of Legacy Reserves exercised 870 vested unit options granted under the Legacy Reserves LP Long-Term Incentive Plan at an exercised price of $17.00 per unit and immediately following such exercise transferred the units received upon such exercise to Legacy in exchange for a payment by Legacy of $27.84 per unit, the closing price of Legacy’s units on the NASDAQ Global Market on such date.

Item 3.  Defaults Upon Senior Securities.

 None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    The annual meeting of our limited partners was held on May 30, 2007. At this meeting, all the members of our general partner’s board of directors were re-elected. A tabulation of the voting on the re-election of the members our general partner’s board of directors follows:

Name	For	Withheld	Abstain	Broker Non-Votes
Cary D. Brown	24,725,329	32,185	-	-
Kyle A. McGraw	24,725,379	32,135	-	-
Dale A. Brown	24,726,329	31,185	-	-
G. Larry Lawrence	24,725,379	32,135	-	-
William D. (Bill) Sullivan	24,725,329	32,185	-	-
S. Wil VanLoh, Jr.	24,733,579	23,935	-	-
Kyle D. Vann	24,724,379	33,135	-	-

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
3.4
Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.4)

4.1
Registration Rights Agreement dated as of March 15, 2006 by and among Legacy Reserves LP, Legacy Reserves GP, LLC and Friedman, Billings, Ramsey & Co. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 4.1)

4.2
Registration Rights Agreement dated June 29, 2006 between Henry Holding LP and Legacy Reserves LP and Legacy Reserves GP, LLC (the “Henry Registration Rights Agreement”) (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 4.2)

4.3
Registration Rights Agreement dated March 15, 2006 by and among Legacy Reserves LP, Legacy Reserves GP, LLC and the other parties thereto (the “Founders Registration Rights Agreement”) (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 4.3)

4.4
Registration Rights Agreement dated April 16, 2007 by and among Nielson & Associates, Inc., Legacy Reserves GP, LLC and Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP Quarterly Report on Form 10-Q (File No. 001-33249) filed May 14, 2007, Exhibit 4.4)

10.1*	Purchase, Sale and Contribution Agreement dated March 20, 2007, by and among Terry S. Fields and Legacy Reserves Operating LP
10.2*	Purchase, Sale and Contribution Agreement dated May 3, 2007, by and among Raven Resources, LLC and Shenandoah Petroleum Corporation and Legacy Reserves Operating LP
31.1*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)

 * Filed herewith