Form 10-Q
period 2007-11-09
LEGACY RESERVES LP
filed 2007-11-09
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

29,708,965 units representing limited partner interests in the registrant were outstanding as of November 9, 2007.

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

Proved developed non-producing or PDN’s.  Proved oil and natural gas reserves that are developed behind pipe, shut-in or can be recovered through improved recovery only after the necessary equipment has been installed, or when the costs to do so are relatively minor. Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate but which have not started producing, (2) wells that were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind-pipe reserves are expected to be recovered from zones in existing wells that will require additional completion work or future recompletion prior to the start of production.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	December 31,	September 30,
	2006	2007

Current assets:
Cash and cash equivalents	$1,061,852	$4,358,522
Accounts receivable, net:
Oil and natural gas	7,599,915	12,596,594
Joint interest owners	4,345,334	3,650,636
Affiliated entities and other (Note 4)	21,336	9,907
Fair value of derivatives (Note 6)	5,102,083	301,534
Prepaid expenses and other current assets	90,609	649,654
Total current assets	18,221,129	21,566,847

Oil and natural gas properties, at cost:
Proved oil and natural gas properties, at cost, using the
successful efforts method of accounting:	289,518,708	406,356,304
Unproved properties	68,275	78,025
Accumulated depletion, depreciation and amortization	(42,006,485)	(61,373,332)
	247,580,498	345,060,997

Other property and equipment, net of accumulated depreciaton and
amortization of $51,108 and $177,166, respectively	303,750	679,495
Deposits on pending acquisitions	-	4,637,644
Operating rights, net of amortization of $295,314 and $724,942,
respectively	6,721,358	6,291,730
Fair value of derivatives (Note 6)	-	25,293
Other assets, net of amortization of $167,179 and $306,883, respectively	541,743	738,235
Investment in equity method investee (Note 3)	-	86,731
Total assets	$273,368,478	$379,086,972

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND UNITHOLDERS' EQUITY

	December 31,	September 30,
	2006	2007
Current liabilities:
Accounts payable	$2,931,627	$681,293
Accrued oil and natural gas liabilities	5,881,612	8,566,783
Fair value of derivatives (Note 6)	-	8,124,905
Asset retirement obligation (Note 7)	553,579	470,518
Other (Note 9)	1,466,693	2,882,551
Total current liabilities	10,833,511	20,726,050

Long-term debt (Note 2)	115,800,000	93,000,000
Asset retirement obligation (Note 7)	5,939,201	7,045,527
Fair value of derivatives (Note 6)	2,006,547	13,768,328
Total liabilities	134,579,259	134,539,905

Commitments and contingencies (Note 5)
Unitholders' equity:
Limited partners' equity - 18,395,233 and 26,021,518 units issued
and outstanding at December 31, 2006 and September 30, 2007, respectively	138,653,452	244,440,705
General partner's equity (approximately 0.1%)	135,767	106,362
Total unitholders' equity	138,789,219	244,547,067
Total liabilities and unitholders' equity	$273,368,478	$379,086,972

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Revenues:
Oil sales	$13,204,380	$22,441,858	$32,443,950	$51,396,169
Natural gas liquid sales	-	1,713,657	-	2,890,994
Natural gas sales	4,238,937	5,240,788	10,822,193	13,776,326
Realized and unrealized gain (loss) on oil and natural gas swaps (Note 6)	18,605,638	(6,435,752)	5,533,553	(20,151,656)
Total revenues	36,048,955	22,960,551	48,799,696	47,911,833

Expenses:
Oil and natural gas production	4,166,766	7,580,473	10,159,887	18,408,152
Production and other taxes	1,029,511	1,886,122	2,710,392	4,360,881
General and administrative	1,186,884	1,443,190	3,265,163	6,039,371
Depletion, depreciation, amortization and accretion	5,346,432	6,959,351	12,701,726	19,065,064
Impairment of long-lived assets	8,572,859	950,174	8,572,859	1,229,874
Loss on disposal of assets	-	156,240	-	387,373
Total expenses	20,302,452	18,975,550	37,410,027	49,490,715

Operating income (loss)	15,746,503	3,985,001	11,389,669	(1,578,882)

Other income (expense):
Interest income	55,226	54,284	93,659	205,443
Interest expense (Notes 2 and 6)	(1,857,331)	(1,905,234)	(4,511,679)	(3,423,286)
Equity in income (loss) of partnerships	-	29,690	(317,788)	40,600
Other	-	-	14,910	1,013
Net income (loss)	$13,944,398	$2,163,741	$6,668,771	$(4,755,112)

Net income (loss) per unit - basic and diluted (Note 8)	$0.76	$0.08	$0.42	$(0.19)

Weighted average number of units used in computing
net income (loss) per unit -
basic	18,386,817	26,021,518	15,952,509	25,492,521

diluted	18,386,817	26,072,886	15,952,509	25,492,521

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

				Total
	Number of	Limited	General	Unitholders'
	Limited Partner Units	Partner	Partner	Equity

Balance, December 31, 2006	18,395,233	$138,653,452	$135,767	$138,789,219

Net proceeds from initial public
equity offering	6,900,000	121,554,464	-	121,554,464
Compensation expense on restricted
unit awards issued to employees	-	255,492	-	255,492
Vesting of Restricted Units	20,038	-	-	-
Units issued to Greg McCabe
in exchange for oil and
natural gas properties	95,000	2,270,500	-	2,270,500
Units issued to Nielson & Associates, Inc.
in exchange for oil and
natural gas properties	611,247	15,751,835	-	15,751,835
Reclass prior period compensation cost
on unit options granted to employees
to adjust for conversion to liability method
as described in FAS 123-R	-	(115,199)	(115)	(115,314)
Distributions to unitholders, $1.24 per unit	-	(29,178,070)	(25,947)	(29,204,017)
Net loss	-	(4,751,769)	(3,343)	(4,755,112)

Balance, September 30, 2007	26,021,518	$244,440,705	$106,362	$244,547,067

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$6,668,771	$(4,755,112)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	12,701,726	19,065,064
Amortization of debt issuance costs	318,344	139,704
Impairment of long-lived assets	8,572,859	1,229,874
(Gain) loss on derivatives	(5,533,553)	20,426,216
Equity in (income) loss of partnership	317,788	(40,600)
Amortization of unit-based compensation	457,559	(68,673)
Loss on disposal of assets	-	387,373
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(6,302,693)	(4,996,679)
(Increase) decrease in accounts receivable, joint interest owners	(2,498,932)	694,698
(Increase) decrease in accounts receivable, other	(449,850)	11,429
Increase in other current assets	(702,386)	(559,045)
Increase (decrease) in accounts payable	687,111	(2,250,334)
Increase in accrued oil and natural gas liabilities	3,819,783	2,685,171
Increase in due to affiliates	1,246,811	-
Increase in other current liabilities	2,514,897	1,330,260
Total adjustments	15,149,464	38,054,458
Net cash provided by operating activities	21,818,235	33,299,346
Cash flows from investing activities:
Investment in oil and natural gas properties	(45,353,007)	(98,267,074)
Increase in deposit on pending acquisition	-	(4,637,644)
Investment in other equipment	(200,124)	(501,804)
Investment in operating rights	(7,016,672)	-
Collection of notes receivable	924,441	-
Net cash settlements on oil and natural gas swaps	(2,182,065)	4,235,726
Investment in equity method investee	-	(46,131)
Net cash used in investing activities	(53,827,427)	(99,216,927)
Cash flows from financing activities:
Proceeds from long-term debt	112,800,000	111,000,000
Payments of long-term debt	(73,189,791)	(133,800,000)
Payments of debt issuance costs	(292,803)	(336,196)
Proceeds from issuance of units, net	77,894,654	121,554,464
Redemption of Founding Investors' units	(69,938,000)	-
Dividend - reimbursement of offering costs paid by MBN Management LLC	(1,200,229)	-
Capital contributed by owner	19,356	-
Cash not acquired in Legacy formation transactions	(3,104,304)	-
Distributions to unitholders	(11,290,387)	(29,204,017)
Net cash provided by financing activities	31,698,496	69,214,251
Net increase (decrease) in cash and cash equivalents	(310,696)	3,296,670
Cash and cash equivalents, beginning of period	1,954,923	1,061,852

Cash and cash equivalents, end of period	$1,644,227	$4,358,522

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2007

Non-Cash Investing and Financing Activities:

Asset retirement obligation costs and liabilities	$1,467,241	$-
Asset retirement obligations associated with property acquisitions	$1,877,520	$1,023,447
Non-controlling interests' share of net financing costs of MBN
Properties LP capitalized to oil and natural gas properties	$164,202	$-
Units issued to MBN Properties LP in exchange for the
non-controlling interests' share of oil and natural gas properties	$31,743,934	$-
Units issued to Brothers Group in exchange for:
Oil and natural gas properties	$105,298,794	$-
Other property and equipment	$107,275	$-
Units issued to H2K Holdings Ltd. in exchange for oil and
natural gas properties	$1,419,483	$-
Oil and natural gas hedge liabilities assumed from the
Brothers Group and H2K Holdings Ltd.	$3,147,152	$-
Units issued in exchange for oil and
natural gas properties	$2,346,000	$18,022,335
Deemed dividend to Moriah Group owners for accounts not acquired in Legacy formation transaction:
Accounts receivable, oil and natural gas	$4,248,157	$-
Accounts receivable, joint interest owners	$249,627	$-
Accounts receivable, other	$539,968	$-
Other assets	$891,300	$-
Accounts payable	$(213,941)	$-
Accrued oil and natural gas liabilities	$(1,520,709)	$-
Due to affiliates	$(1,254,215)	$-
Other liabilities	$(2,166,276)	$-

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

On March 15, 2006, Legacy, as the successor entity to the Moriah Group (defined below), completed a private equity offering in which it (1) issued 5,000,000 limited partnership units at a gross price of $17.00 per unit, netting $76.8 million after initial purchaser’s discount, placement agent’s fee and expenses, (2) acquired certain oil and natural gas properties (Note 3) and (3) redeemed 4.4 million units for $69.9 million from the Brothers Group, H2K Holdings and MBN Properties, who, along with the Moriah Group, are its “Founding Investors.” The Moriah Group was treated as the acquiring entity in this transaction, hereinafter referred to as the “Legacy Formation.” Because the combination of the businesses that comprised the Moriah Group was a reorganization of entities under common control, the combination of these businesses was reflected retroactively at carryover basis in these condensed consolidated financial statements. The accounts presented for periods prior to the Legacy Formation transaction are those of the Moriah Group.

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

The accompanying financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited.  In the opinion of management, such financial statements include the adjustments and accruals which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements for and as of the three and nine months ended September 30, 2007 and 2006.

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

As an integral part of the Legacy Formation, Legacy entered into a new credit agreement with a new senior credit facility (the “Legacy Facility”) with the same lending group that participated in the New Facility of the Moriah Group. Legacy’s oil and natural gas properties are pledged as collateral for any borrowings under the Legacy Facility. The terms of the Legacy Facility permitted borrowings in the lesser amount of (i) the borrowing base, or (ii) $300 million. The borrowing base under the Legacy Facility, which was initially set at $130 million, is re-determined every six months and will be adjusted based upon changes in the fair market value of Legacy’s oil and natural gas assets. Interest on the Legacy Facility is payable monthly and was charged in accordance with Legacy’s selection of a LIBOR rate plus 1.25% to 1.875%, or prime rate up to prime rate plus 0.375%, dependent on the percentage of the borrowing base which is drawn. On March 15, 2006, Legacy borrowed $65.8 million from the new lending group as part of the Legacy Formation. On May 3, 2007, Legacy’s bank group increased Legacy’s borrowing base to $150 million as part of the semi-annual re-determination. On October 24, 2007, the Legacy Facility was amended, increasing the borrowing base to $225 million and the borrowing capacity to $500 million. Pursuant to this amendment, interest on debt outstanding is charged based on Legacy’s selection of a LIBOR rate plus 1.00% to 1.75%, or the alternate base rate which equals the higher of the prime rate or the Federal funds effective rate plus 0.50%, plus an applicable margin between 0% and 0.25%.

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

 As of September 30, 2007, Legacy had outstanding borrowings of $93.0 million at an interest rate of 6.92%. Legacy had approximately $101.7 million of availability remaining under the Legacy Facility as of September 30, 2007. For the three-month and nine-month period ended September 30, 2007, Legacy paid $1,295,619 and $2,258,164 of interest expense on the Legacy Facility, respectively. The Legacy Facility contains certain loan covenants requiring minimum financial ratio coverages, involving the current ratio and EBITDA to interest expense. At December 31, 2006 and September 30, 2007, Legacy was in compliance with all aspects of the Legacy Facility.

Long-term debt consists of the following at December 31, 2006 and September 30, 2007:

	December 31,	September 30,
	2006	2007

Legacy facility- due March 2010	$115,800,000	$93,000,000

(3)  Acquisitions

Legacy Formation Acquisition

On March 15, 2006, LRLP completed a private equity offering in which it issued 5,000,000 units representing limited partner interests at a gross price of $17.00 per unit, netting $76.8 million after initial purchaser’s discount, placement agent fees and expenses. Simultaneous with the completion of this offering, Legacy purchased the oil and natural gas properties of the Moriah Group, Brothers Group, H2K Holdings Ltd. and the Charitable Support Foundations, Inc. and its affiliates. Legacy also purchased the oil and natural gas properties owned by MBN Properties, LP. In the case of the Moriah Group, the Brothers Group and H2K Holdings Ltd. those entities exchanged their oil and natural gas properties for units representing limited partner interests. The purchase of the oil and natural gas properties owned by the charitable foundations was solely for cash of $7.7 million. The Founding Investors exchanged 4.4 million of their units for $69.9 million in cash. The Moriah Group has been treated as the acquiring entity in the Legacy Formation. Accordingly, the accounts of the businesses acquired from the Moriah Group have been reflected retroactively at carryover basis in the consolidated financial statements, and the units issued to acquire them have been accounted for as a recapitalization. The net assets of the other businesses acquired and the units issued in exchange for them have been reflected at fair value and included in the statement of operations from the date of acquisition. With the exception of its assumption of liabilities associated with the oil and natural gas swaps it acquired, the other depreciable assets of the Brothers Group (office furniture and equipment and vehicles) and certain unamortized deferred financing costs of the Moriah Group, LRLP did not acquire any other assets or liabilities of the Moriah Group, the Brothers Group, H2K Holdings Ltd. or the Charitable Support Foundations, Inc. and its affiliates. The removal of the other assets and liabilities of the Moriah Group was reflected as a deemed dividend in the quarter ended March 31, 2006.

The following table sets forth the units issued in the Legacy Formation transaction:

Number of units
MPL	7,334,070
DAB Resources, Ltd.	859,703
Moriah Group	8,193,773
Brothers Group	6,200,358
H2K Holdings Ltd.	83,499
MBN Properties LP	3,162,438
Other investors	600,000
Total units issued at Legacy Formation	18,240,068

In addition to the 18,240,068 units issued at Legacy Formation, 52,616 restricted units were issued to employees of Legacy concurrent with, but not as a part of, the Legacy Formation (Note 9).

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

Kinder Morgan Acquisition

On July 31, 2006, Legacy purchased certain oil and natural gas properties located in the Permian Basin from Kinder Morgan for a net purchase price of $17.2 million (“Kinder Morgan Acquisition”). The effective date of this purchase was July 1, 2006. The $17.2 million purchase price was allocated with $4.1 million recorded as lease and well equipment and $13.1 million of leasehold costs. Asset retirement obligations of $1,383,180 were recorded in connection with this acquisition. The operations of these Kinder Morgan Acquisition properties have been included from their acquisition on July 31, 2006.

Binger Acquisition

On April 16, 2007, Legacy purchased certain oil and natural gas properties and other interests in the East Binger (Marchand) Unit in Caddo County, Oklahoma from Nielson & Associates, Inc. for a net purchase price of $44.2 million (“Binger Acquisition”). The purchase price was paid with the issuance of 611,247 units valued at $15.8 million and $28.4 million paid in cash. The effective date of this purchase was February 1, 2007. The $44.2 million purchase price was allocated with $14.7 million recorded as lease and well equipment, $29.4 million of leasehold costs and $0.1 million as investment in equity method investee related to the 50% interest acquired in Binger Operations, LLC. Asset retirement obligations of $184,636 were recorded in connection with this acquisition. The operations of these Binger Acquisition properties have been included from their acquisition on April 16, 2007.

Ameristate Acquisition

On May 1, 2007, Legacy purchased certain oil and natural gas properties located in the Permian Basin from Ameristate Exploration, LLC for a net purchase price of $5.2 million (“Ameristate Acquisition”). The effective date of this purchase was January 1, 2007. The $5.2 million purchase price was allocated with $0.5 million recorded as lease and well equipment and $4.7 million of leasehold costs. Asset retirement obligations of $51,414 were recorded in connection with this acquisition. The operations of these Ameristate Acquisition properties have been included from their acquisition on May 1, 2007.

TSF Acquisition

On May 25, 2007, Legacy purchased certain oil and natural gas properties located in the Permian Basin from Terry S. Fields for a net purchase price of $14.7 million (“TSF Acquisition”). The effective date of this purchase was March 1, 2007. The $14.7 million purchase price was allocated with $1.8 million recorded as lease and well equipment and $12.9 million of leasehold costs. Asset retirement obligations of $99,094 were recorded in connection with this acquisition. The operations of these TSF Acquisition properties have been included from their acquisition on May 25, 2007.

Raven Shenandoah Acquisition

On May 31, 2007, Legacy purchased certain oil and natural gas properties located in the Permian Basin from Raven Resources, LLC and Shenandoah Petroleum Corporation for a net purchase price of $13.0 million (“Raven Shenandoah Acquisition”). The effective date of this purchase was May 1, 2007. The $13.0 million purchase price was allocated with $6.0 million recorded as lease and well equipment and $7.0 million of leasehold costs. Asset retirement obligations of $378,835 were recorded in connection with this acquisition. The operations of these Raven Shenandoah Acquisition properties have been included from their acquisition on May 31, 2007.

Raven OBO Acquisition

On August 3, 2007, Legacy purchased certain oil and natural gas properties located primarily in the Permian Basin from Raven Resources, LLC and private parties for a net purchase price of $20.0 million (“Raven OBO Acquisition”). The effective date of this purchase was July 1, 2007. The $20.0 million purchase price was allocated with $1.6M recorded as lease and well equipment and $18.4 million of leasehold costs. Asset retirement obligations of $224,329 were recorded in connection with this acquisition. The operations of these Raven OBO Acquisition properties have been included from their acquisition on August 3, 2007.

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the Formation Transactions and the Farmer Field, South Justis Unit, Kinder Morgan, Binger, Ameristate, TSF, Raven Shenandoah and Raven OBO acquisitions had each occurred on January 1, 2006 and January 1, 2007, respectively. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	September 30,
	2006	2007
	(In thousands)
Revenues, excluding hedging gains and losses	$77,416	$78,525

Revenues, net of hedging gains and losses	$81,645	$58,373

Net income	$13,478	$(3,345)

Earnings (loss) per unit:

Basic	$0.71	$(0.13)

Diluted	$0.71	$(0.13)

Units used in computing earnings (loss) per unit:

Basic	19,003,210	25,727,616

Diluted	19,014,085	25,727,616

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

The Moriah Group did not directly employ any persons or directly incur any office overhead. Substantially all general and administrative services were provided by Petroleum Strategies, Inc. which employed all personnel and paid for all employee salaries, benefits, and office expenses. Petroleum Strategies Inc. charged the Moriah Group for such services in an amount which was intended to be equal to the actual expenses it incurred. Amounts charged were $444,827 and $0 for the nine months ended September 30, 2006 and 2007, respectively. On April 1, 2006, following the Legacy Formation, certain employees of Petroleum Strategies, Inc. and Brothers Production Company Inc. became employees of Legacy. For the period from March 15, 2006 to September 30, 2006, Brothers Production Company Inc. provided $47,236 of transition administrative services to Legacy.

Legacy uses Lynch, Chappell and Alsup for legal services. Alan Brown, son of Dale Brown and brother of Cary Brown, is a less than ten percent shareholder in this firm. Legacy paid legal fees to Lynch, Chappell and Alsup of $39,003 and $82,143 for the nine months ended September 30, 2006 and 2007, respectively.

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

(6)  Derivative Financial Instruments

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

All of these price-risk management transactions are considered derivative instruments and accounted for in accordance with SFAS No. 133 — Accounting for Derivative Instruments and Hedging Activities. These derivative instruments are intended to reduce Legacy’s price risk and may be considered hedges for economic purposes but Legacy has chosen not to designate them as cash flow hedges for accounting purposes. Therefore, all derivative instruments are recorded on the balance sheet at fair value with changes in fair value being recorded in current period earnings.

By using derivative instruments to mitigate exposures to changes in commodity prices, Legacy exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes Legacy, which creates repayment risk. Legacy minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties.

For the three and nine months ended September 30, 2006 and 2007, Legacy included in revenue realized and unrealized losses related to its oil and natural gas derivatives. The impact on total revenue from hedging activities was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Crude oil derivative contract settlements	$(5,798,140)	$(845,744)	$(6,897,833)	$1,198,916
Natural gas liquid derivative contract settlements	-	(118,044)	-	(159,395)
Natural gas derivative contract settlements	1,669,838	1,372,154	4,715,768	3,196,205
Unrealized change in fair value - oil contracts	19,770,172	(7,677,256)	1,342,276	(20,860,444)
Unrealized change in fair value - natural gas liquid contracts	-	(650,285)	-	(940,557)
Unrealized change in fair value - natural gas contracts	2,963,768	1,483,423	6,373,342	(2,586,381)
	$18,605,638	$(6,435,752)	$5,533,553	$(20,151,656)

As of September 30, 2007, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

	Annual	Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
2007	273,578	$ 68.81	$64.15 - $75.70
2008	1,025,249	$ 68.57	$62.25 - $73.45
2009	948,013	$ 66.65	$61.05 - $71.40
2010	883,445	$ 65.26	$60.15 - $71.15
2011	665,040	$ 70.17	$67.33 - $71.40
2012	549,600	$ 70.04	$67.72 - $71.15

As of September 30, 2007, Legacy had the following NYMEX Henry Hub, ANR-OK and Waha natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

	Annual	Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
2007	656,192	$ 8.59	$6.85 - $10.01
2008	2,402,970	$ 8.17	$6.85 - $10.58
2009	2,217,470	$ 8.01	$6.85 - $10.18
2010	1,962,755	$ 7.74	$6.85 - $9.73
2011	694,024	$ 7.21	$6.85 - $7.51
2012	404,436	$ 7.07	$6.85 - $7.30

As of September 30, 2007, Legacy had the following gas basis swaps in which it receives floating NYMEX prices less a fixed basis differential and pay prices on the floating Waha index, a natural gas hub in West Texas. The prices that Legacy receives for its natural gas sales follow Waha more closely than NYMEX:

	Annual	Basis
Calendar Year	Volumes (Mcf)	Differential per Mcf
2007	390,000	($0.88)
2008	1,422,000	($0.84)
2009	1,320,000	($0.68)
2010	1,200,000	($0.57)

As of September 30, 2007, Legacy had the following Mont Belvieu, Non-Tet OPIS natural gas liquids swaps paying floating natural gas liquids prices and receiving fixed prices for a portion of its future natural gas liquids production as indicated below:

	Annual	Average	Price
Calendar Year	Volumes (Gal)	Price per Gal	Range per Gal
2007	1,682,838	$ 1.32	$0.79 - $1.68
2008	6,458,004	$ 1.27	$0.66 - $1.62
2009	2,265,480	$ 1.15	$1.15

On August 29, 2007, Legacy entered into LIBOR interest rate swaps beginning in October of 2007 and extending through November 2011. The swap transaction has Legacy paying its counterparty floating rates and receiving fixed rates ranging from 4.8075% to 4.82%, per annum, on a total notional amount of $54 million. The swaps are settled on a quarterly basis, beginning  in January of 2008 and ending in November of 2011. The table below summarizes the interest rate swap position as of September 30, 2007.

Legacy accounts for these interest rate swaps pursuant to FAS No. 133 – Accounting for Derivative Insruments and Hedging Activities, as amended. This statement establishes accounting and reporting standards requiring that derivative instruments be recorded at fair market value and included in the balance sheet as assets or liabilities.

As the term of Legacy’s interest rate swaps extend through November of 2011, a period that extends beyond the term of the credit agreement, which expires on March 15, 2010, Legacy did not specifically designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings.

				Estimated
				Fair Market Value
	Fixed	Effective	Maturity	at September 30,
Notional Amount	Rate	Date	Date	2007
$29,000,000	4.8200%	10/16/2007	10/17/2011	($149,901)
$13,000,000	4.8100%	11/16/2007	11/16/2011	(64,927)
$12,000,000	4.8075%	11/28/2007	11/28/2011	(59,732)
Total Fair Market Value				($274,560)

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

The following table reflects the changes in the ARO during the year ended December 31, 2006 and nine months ended September 30, 2007.

	December 31,	September 30,
	2006	2007

Asset retirement obligation - beginning of period	$2,302,147	$6,492,780

Liabilities incurred in Legacy formation	1,467,241	-
Liabilities incurred with properties acquired	1,888,954	1,026,335
Liabilities incurred with properties drilled	22,882	-
Liabilities settled during the period	(213,343)	(297,338)
Current period accretion	242,432	294,268
Current period revisions to oil and natural gas properties	782,467	-

Asset retirement obligation - end of period	$6,492,780	$7,516,045

(8)  Earnings Per Unit

The following table sets forth the computation of basic and diluted net earnings per unit (in thousands, except per unit):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Income available to unitholders	$13,944	$2,164	$6,669	$(4,755)
Weighted average number of units outstanding	18,386,817	26,021,518	15,952,509	25,492,521
Effect of dilutive securities:
Unit options	-	30,700	-	-
Restricted units	-	20,668	-	-
Weighted average units and potential units outstanding	18,386,817	26,072,886	15,952,509	25,492,521
Basic earnings per unit	$0.76	$0.08	$0.42	$(0.19)
Diluted earnings per unit	$0.76	$0.08	$0.42	$(0.19)

(9)  Unit-Based Compensation

Long Term Incentive Plan

Concurrent with the Legacy Formation on March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was created and Legacy adopted SFAS No. 123(R)-Share-Based Payment. Legacy adopted the Legacy Reserves LP Long-Term Incentive Plan for its employees, consultants and directors, its affiliates and its general partner. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights. The LTIP permits the grant of awards covering an aggregate of 2,000,000 units. As of September 30, 2007 grants of awards net of forfeitures covering 392,460 units had been made. The LTIP is administered by the compensation committee of the board of directors of Legacy’s general partner.

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

The initial vesting of options occurred on March 15, 2007, with initial option exercises occurring in April 2007. At the time of the initial exercise Legacy settled these exercises in cash and determined it was likely to do so for future option exercises. Consequently, in April 2007, Legacy began accounting for unit option grants by utilizing the liability method as described in SFAS No. 123(R). The liability method requires companies to measure the cost of the employee services in exchange for a cash award based on the fair value of the underlying security at the end of the period. Compensation cost is recognized based on the change in the liability between periods.

As described below, Legacy has also issued phantom units under the LTIP. Because Legacy’s current intent is to settle these awards in cash, Legacy is accounting for the phantom units by utilizing the liability method.

On June 27, 2007, Legacy granted 3,000 phantom units to an employee. On July 16, 2007, Legacy granted 5,000 phantom units to an employee. The phantom units awarded vest ratably over a five year period, beginning on the date of grant. In conjunction with this grant, the employees are entitled to dividend equivalent rights (“DER’s”) for unvested units held at the date of dividend payment. Compensation expense related to the phantom units and associated DER’s was $22,027 for the nine months ended September 30, 2007.

On August 20, 2007, the board of directors of Legacy’s general partner, upon recommendation from the Compensation Committee, approved phantom unit awards which may award up to 175,000 units to five key executives of Legacy based on achievement of targeted annual MLP distribution levels over a base amount of $1.64 per unit.  These awards are to be determined annually based solely on the annualized level of per unit distributions for the fourth quarter of each calendar year and subsequently vested over a 3 year period. There is a range of 0% to 100% of the distribution levels at which the performance condition may be met. For each quarter, management recommends to the board an appropriate level of per unit distribution based on available cash of Legacy. This level of distribution is approved by the board subsequent to management’s recommendation. Probable issuances for the purposes of calculating compensation expense associated therewith are determined based on management’s determination of probable future distribution levels. Expense associated with probable vesting is recognized over the period from the date probable vesting is determined to the end of the three year vesting period. Compensation expense related to the phantom units was $8,435 for the nine months ended September 30, 2007.

On March 15, 2006, Legacy issued an aggregate of 52,616  restricted units to two employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. On May 5, 2006, Legacy issued 12,500  restricted units to an employee. The restricted units awarded vest ratably over a five-year period, beginning on the date of grant. Compensation expense related to restricted units was $184,875 and $255,492 for the nine months ended September, 30, 2006 and 2007, respectively. As of September 30, 2007, there was a total of $581,439 of unrecognized compensation expense related to the non-vested portion of these restricted units. At September 30, 2007, this cost was expected to be recognized over a weighted-average period of 2.0 years. Pursuant to the provisions of SFAS 123(R), Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at September 30, 2007 does not include 45,078 units related to unvested restricted unit awards.

On May 1, 2006, Legacy granted and issued 1,750 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $17.00 at the time of grant.

During the year ended December 31, 2006, Legacy issued 273,000 unit option awards to officers and employees which vest ratably over a three-year period. All options granted in 2006 expire five years from the grant date and are exercisable when they vest. During the nine month period ended September 30, 2007, Legacy issued 83,000 unit option awards to employees which vest ratably over a three-year period. During the nine-month period ended September 30, 2007, Legacy issued 66,116 unit option awards which cliff-vest at the end of a three-year period. All options granted in 2007 expire five years from the grant date and are exercisable when they vest.

For the nine-month period ended September 30, 2007, Legacy recorded $855,345 of compensation expense based on its use of the Black-Scholes model to estimate the September 30, 2007 fair value of these unit option awards and options exercised during the period. As of September 30, 2007, there was a total of $1,262,999 of unrecognized compensation costs related to the non-vested portion of these unit option awards. At September 30, 2007, this cost was expected to be recognized over a weighted-average period of 2.10 years. Compensation expense is based upon the fair value as of September 30, 2007 and is recognized as a percentage of the service period satisfied. Since Legacy is a new public company and has minimal trading history, it has used an estimated volatility factor of approximately 42% based upon the historical trends of a representative group of publicly-traded companies in the energy industry and employed the fair value method to estimate the September 30, 2007 fair value to be realized as compensation cost based on the percentage of service period satisfied. In the absence of historical data, Legacy has assumed an estimated forfeiture rate of 5%. As required by SFAS No. 123(R), the Company will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $1.68 per unit.

A summary of option activity for the nine months ended September 30, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Units	Price	Term
Outstanding at January 1, 2007	260,000	$ 17.01
Granted	149,116	$ 23.28
Exercised	(23,038)	$ 17.00
Forfeited	(16,656)	$ 17.09
Outstanding at September 30, 2007	369,422	$ 19.54	4.1 years
Options exercisable at September 30, 2007	61,798	$ 17.01	-

The following table summarizes the status of the Legacy’s non-vested unit options since January 1, 2007:

	Non-Vested Options
		Weighted-
	Number of	Average Fair
	Units	Value
Non-vested at January 1, 2007	260,000	$2.62
Granted	149,116	$4.54
Vested - Unexercised	(61,798)	$6.10
Vested - Exercised	(23,038)	$10.14
Forfeited	(16,656)	$9.56
Non-vested at September 30, 2007	307,624	$5.47

Legacy has used a weighted-average risk free interest rate of 4.6% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at September 30, 2007 whose term is consistent with the expected life of the unit options. Expected life represents the period of time that options are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted average assumptions used for the Black-Scholes option-pricing model.

Nine Months Ended
September 30,
2007
Expected life (years)	5
Annual interest rate	4.6%
Annual distribution rate per unit	$1.68
Volatility	42%

 (10)  Subsequent Events

On August 30, 2007, Legacy entered into a definitive purchase agreement to acquire certain oil and natural gas producing properties from a private party for a cash purchase price of $15.3 million, subject to customary purchase price adjustments. The properties are located in the Permian Basin. The acquisition closed on October 1, 2007. This acquisition will be accounted for as a purchase of oil and natural gas assets.

On September 4, 2007, Legacy entered into a definitive purchase agreement to acquire certain oil and natural gas producing properties from private parties for a cash purchase price of $60.5 million, subject to customary purchase price adjustments. The properties are located in the Permian Basin. The acquisition closed on October 1, 2007. This acquisition will be accounted for as a purchase of oil and natural gas assets.

On October 24, 2007, Legacy entered into a Third Amendment to Credit Agreement (the “Third Amendment”) to the Legacy Facility. Pursuant to the Third Amendment, the maximum credit amount has been increased to $500 million and the borrowing base has been increased to $225 million.  Additionally, the Legacy Facility provides that Legacy may elect that borrowing be comprised entirely of alternate base rate (ABR) loans or Eurodollar Loans. Under the Third Amendment, interest on the loans is determined, with respect to ABR Loans, the alternate base rate equals the higher of the prime rate or the Federal funds effective rate plus 0.50%, plus an applicable margin between 0% and 0.25%; and with respect to Eurodollar loans, interest is calculated using the London interbank rate (LIBOR) plus an applicable margin between 1.00% and 1.75%.

On October 18, 2007, Legacy’s Board of Directors approved a distribution of $0.43 per unit payable on November 14, 2007 to unitholders of record on October 31, 2007.

Legacy entered into a Unit Purchase Agreement (the “Purchase Agreement”), dated effective as of November 7, 2007, with Legacy Reserves GP, LLC and certain institutional investors (the “Purchasers”) to sell an aggregate of 3,642,369 units representing limited partner interests in LRLP (the “Units”) in a private placement (the “Private Placement”). The negotiated purchase price for the Units in the Purchase Agreement was $20.50 per unit, or approximately $75 million in the aggregate.

The Private Placement closed, and 3,642,369 Units were issued, on November 8, 2007. LRLP will use the net proceeds from the Private Placement primarily to reduce debt currently outstanding under the Legacy Facility.  The borrowings were used to finance the acquisition of properties in the Texas Panhandle and Permian Basin which closed during October 2007 for approximately $74 million.  The Private Placement pursuant to the Purchase Agreement is being made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

    In connection with the Purchase Agreement, LRLP also entered into a Registration Rights Agreement dated November 8, 2007 (the “Registration Rights Agreement”) with the Purchasers. The Registration Rights Agreement requires LRLP to file a shelf registration statement with the Securities and Exchange Commission (“SEC”) to register the Units as soon as practicable after the closing date of the Private Placement, but in any event within 90 days after the closing, which occurred on November 8, 2007. In addition, the Registration Rights Agreement requires LRLP to use its commercially reasonable efforts to cause the shelf registration statement to become effective no later than 180 days after the closing date of the Private Placement (the “Target Effective Date”). If the registration statement covering the Units is not declared effective by the SEC within 180 days after the closing date of the Private Placement (the “Target Effective Date”), then LRLP will be liable to each Purchaser for liquidated damages, and not as a penalty, of 0.25% of the product of $20.50 (the purchase price) times the number of Units purchased by the Purchaser (the “Liquidated Damages Amount”) per the 30-day period for the first 30 days following the Target Effective Date, increasing by an additional 0.25% of the Liquidated Damages Amount per each non-overlapping 30-day period for each subsequent 30-day period subsequent to the 30 days following the Target Effective Date, up to a maximum of 1.00% of the Liquidated Damages Amount per each non-overlapping 30-day period (i.e., 0.25% for 1-30 days; 0.5% for 31-60 days; 0.75% for 61-90 days; and 1.0% thereafter); provided, that the aggregate amount of liquidated damages payable by LRLP under the Registration Rights Agreement to each Purchaser shall not exceed 10.0% of the Liquidated Damages Amount with respect to such Purchaser. The Registration Rights Agreement also provides for the payment of liquidated damages in the event LRLP suspends the use of the shelf registration statement in excess of permitted periods. The Registration Rights Agreement also gives certain Purchasers piggyback registration rights with other shelf registration statements under certain circumstances.

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

 The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Legacy’s Annual Report on Form 10-K for the year ended December 31, 2006 in Item 1A under “Risk Factors.” The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

The operating results of the properties acquired in the Legacy Formation are included in the results of operations from March 15, 2006, the operating results of the South Justis Unit properties and the Farmer Field properties acquired on June 29, 2006 have been included from July 1, 2006, the operating results of the Kinder Morgan properties have been included from August 1, 2006, the operating results of the Binger properties have been included from April 16, 2007, the operating results of the Ameristate properties have been included from May 1, 2007, the operating results of the TSF properties have been included from May 25, 2007, the operating results of the Raven Shenandoah properties have been included from May 31, 2007 and the operating results of the Raven OBO properties have been included from August 3, 2007.

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

Operating Data

The following table sets forth selected financial and operating data of Legacy for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006 (a)	2007
Revenues:
Oil sales	$13,204,380	$22,441,858	$32,443,950	$51,396,169
Natural gas liquid sales	-	1,713,657	-	2,890,994
Natural gas sales	4,238,937	5,240,788	10,822,193	13,776,326
Realized gain (loss) on oil swaps	(5,798,140)	(845,744)	(6,897,833)	1,198,916
Realized loss on natural gas liquid swaps	-	(118,044)	-	(159,395)
Realized gain on natural gas swaps	1,669,838	1,372,154	4,715,768	3,196,205
Unrealized gain (loss) on oil swaps	19,770,172	(7,677,256)	1,342,276	(20,860,444)
Unrealized loss on natural gas liquid swaps	-	(650,285)	-	(940,557)
Unrealized gain (loss) on natural gas swaps	2,963,768	1,483,423	6,373,342	(2,586,381)

Total revenue	$36,048,955	$22,960,551	$48,799,696	$47,911,833

Expenses:
Oil and natural gas production	$4,166,766	$7,580,473	$10,159,887	$18,408,152
Production and other taxes	$1,029,511	$1,886,122	$2,710,392	$4,360,881
General and administrative	$1,186,884	$1,443,190	$3,265,163	$6,039,371
Depletion, depreciation, amortization and accretion	$5,346,432	$6,959,351	$12,701,726	$19,065,064

Production:
Oil - barrels	202,952	312,433	516,057	813,906
Natural gas liquids - gallons	-	1,344,553	-	2,303,892
Natural gas - Mcf	571,246	800,936	1,598,909	2,107,376
Total (Boe)	298,160	477,936	782,542	1,219,990
Average daily production (Boe/d)	3,241	5,195	2,866	4,469

Average sales price per unit (including hedges) (b):
Oil price per barrel	$133.91	$44.55	$52.10	$38.99
Natural gas liquid price per gallon	$-	$0.70	$-	$0.78
Natural gas price per Mcf	$15.53	$10.11	$13.70	$6.83
Combined (per Boe)	$120.90	$48.04	$62.36	$39.27

Average sales price per unit (including realized hedge gains/losses) (c):
Oil price per barrel	$36.49	$69.12	$49.50	$64.62
Natural gas liquid price per gallon	$-	$1.19	$-	$1.19
Natural gas price per Mcf	$10.34	$8.26	$9.72	$8.05
Combined (per Boe)	$44.66	$62.36	$52.50	$59.26

Average sales price per unit (excluding hedges):
Oil price per barrel	$65.06	$71.83	$62.87	$63.15
Natural gas liquid price per gallon	$-	$1.27	$-	$1.25
Natural gas price per Mcf	$7.42	$6.54	$6.77	$6.54
Combined (per Boe)	$58.50	$61.51	$55.29	$55.79

NYMEX oil index prices per barrel:
Beginning of Period	$73.93	$70.68	$61.04	$61.05
End of Period	$62.91	$81.66	$62.91	$81.66

NYMEX gas index prices per Mcf:
Beginning of Period	$6.10	$6.77	$11.18	$6.30
End of Period	$5.62	$6.87	$5.62	$6.87

Average unit costs per Boe:
Production costs, excluding production and other taxes	$13.97	$15.86	$12.98	$15.09
Production and other taxes	$3.45	$3.95	$3.46	$3.57
General and administrative	$3.98	$3.02	$4.17	$4.95
Depletion, depreciation, amortization and accretion	$17.93	$14.56	$16.23	$15.63

(a)	Reflects the production and operating results of the oil and natural gas properties acquired in the March 15, 2006 formation transaction.
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

Results of Operations

Three-Month Period Ended September  30, 2007 Compared to Three-Month Period Ended September 30, 2006

Legacy’s revenues from the sale of oil were $22.4 million and $13.2 million for the three-month periods ended September 30, 2007 and 2006, respectively. Legacy’s revenues from the sale of natural gas liquids were $1.7 million and $0 for the three-month periods ended September 30, 2007 and 2006, respectively. Legacy’s revenues from the sale of natural gas were $5.2 million and $4.2 million for the three-month periods ended September 30, 2007 and 2006, respectively. The $9.2 million increase in oil revenues reflects an increase in oil production of 109 MBbls (54%) due primarily to the Binger, Ameristate, TSF, Raven Shenandoah and Raven OBO acquisitions and the increase in realized price excluding the effects of hedging of $6.77 per Bbl. The $1.7 million increase in natural gas liquids is due primarily to the Binger acquisition in 2007. The $1.0 million increase in natural gas revenues reflects an increase in natural gas production of approximately 230 MMcf (40%) due primarily to the Binger, Ameristate, TSF, Raven Shenandoah and Raven OBO acquisitions, while the realized price per Mcf excluding the effects of hedging decreased $0.88 per Mcf.

For the three-month period ended September 30, 2007, Legacy recorded $6.4 million of net losses on oil and natural gas swaps comprised of realized gains of $0.4 million from net cash settlements of oil and natural gas swap contracts and net unrealized losses of $6.8 million. Legacy had unrealized net losses from oil swaps because the fixed prices of its oil swap contracts were below the NYMEX index prices at September 30, 2007. As a point of reference, the NYMEX price for light sweet crude oil for the near-month close at September 30, 2007 was $81.66 per Bbl, a price which is greater than the average contract prices of Legacy’s outstanding oil swap contracts. Due to the increase in oil prices during the quarter, the differential between Legacy’s fixed price oil swaps and NYMEX increased, resulting in losses for the quarter. Legacy had unrealized net losses from natural gas liquids swaps because the fixed prices of its natural gas liquids swap contracts were below the NYMEX index prices at September 30, 2007. Legacy had unrealized net gains from natural gas swaps because the fixed prices of its natural gas swap contracts were above the NYMEX index prices at September 30, 2007. In addition, the NYMEX price for natural gas for the near-month close at September 30, 2007 was $6.87 per MMbtu, a price which is less than the average contract prices of Legacy’s outstanding natural gas swap contracts. Due to the addition of natural gas swap contracts during the quarter at prices greater than the NYMEX natural gas price at September 30, 2007, the increase in natural gas prices during the quarter did not result in unrealized losses for the quarter. For the three-month period ended September 30, 2006, Legacy recorded $18.6 million of net gains on oil and natural gas swaps comprised of a realized loss of $5.8 million from net cash settlements of oil swap contracts, a realized gain of $1.7 million from net cash settlements of natural gas swap contracts, a net unrealized gain of $19.8 million on oil swap contracts, due to the decrease in oil prices during the quarter which increased the differential between the NYMEX oil index price and our fixed price oil swaps, and a net unrealized gain of $3.0 million on natural gas swap contracts, due to the decrease in natural gas prices which increased the differential between the NYMEX natural gas index price and our fixed price natural gas swaps. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

           Legacy’s oil and natural gas production expenses, excluding production and other taxes, increased to $7.6 million ($15.86 per Boe) for the three-month period ended September 30, 2007, from $4.2 million ($13.97 per Boe) for the three month period ended September 30, 2006. Production expenses increased primarily because of (i) $1.8 million related to the Binger, Ameristate, TSF, Raven Shenandoah and Raven OBO acquisitions, (ii) $0.3 million related to increases in ad valorem expenses from increased well counts and periods of ownership. In addition, the increase in production costs per Boe is consistent with industry-wide costs increases, particularly those related to oil operations that require lifting produced oil and water or involve enhanced recovery projects. Due to the rising oil and natural gas prices subsequent to September 30, 2007, Legacy believes production expenses could continue to rise in the fourth quarter, to the extent that production costs correlate to oil and natural gas prices.

Legacy’s production and other taxes were $1.9 million and $1.0 million for the three-month periods ended September 30, 2007 and 2006, respectively. Production and other taxes increased primarily because of approximately $0.5 million of taxes related to the Binger, Ameristate, TSF Raven Shenandoah and Raven OBO acquisitions. The increase in production and other taxes per Boe is primarily due to the increase in realized prices excluding the effects of oil and natural gas swaps. As production and other taxes are a function of price and volume, the increase in cost per unit  is consistent with the increase in realized prices.

Legacy’s general and administrative expenses were $1.4 million and $1.2 million for the three-month periods ended September 30, 2007 and 2006, respectively. General and administrative expenses increased approximately $256,000 between periods primarily due to increased employee costs related to business expansion.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $6.9 million and $5.3 million for the three-month periods ended September 30, 2007 and 2006, respectively, reflecting primarily $1.7 million of DD&A related to recent acquisitions. In addition, the decrease in DD&A expense per Boe, from $17.93 to $14.56 for the three-month periods ended September 30, 2006 and 2007, respectively, reflects the higher cost basis of the producing oil and natural gas properties acquired in the Legacy Formation relative to the cost basis of recent acquisitions.

Impairment expense was $950,174 for the three-month period ended September 30, 2007 involving seventeen separate producing fields. The impairment is primarily due to additional costs incurred during the quarter ended September 30, 2007 on fields from which the future estimated production revenues did not exceed these costs. Impairment expense was $8.6 million for the three-month period ended September 30, 2006, involving 22 separate producing fields, due primarily to the decline in natural gas prices from the dates at which the purchase prices for the PITCO acquisition and the Legacy Formation were allocated among the purchased properties.

Legacy recorded interest income of $54,285 for the three-month period ended September 30, 2007 and $55,226 for the three-month period ended September 30, 2006. The decrease of $941 is a result of lower average cash balances for the current period.

Interest expense was $1.9 million for each of the three-month periods ended September 30, 2007 and 2006, reflecting lower average borrowings and higher average interest rates in the current period. For example, the average debt balance outstanding was $83 million and $98 million for the three month periods ended September 30, 2007 and 2006, respectively. In addition, Legacy incurred $275,000 in non-cash interest expense related to the mark-to-market of its interest rate swaps for the three-month period ended September 30, 2007.

Legacy recognized $29,690 in income from non-controlling interest of Binger Operations, LLC (“BOL”) for the three-month period ended September 30, 2007. This income is primarily derived from BOL’s less than 1% interest in the Binger Unit.

Nine-Month Period Ended September 30, 2007 Compared to Nine-Month Period Ended September 30, 2006

Legacy’s revenues from the sale of oil were $51.4 million and $32.4 million for the nine-month periods ended September 30, 2007 and 2006, respectively. Legacy’s revenues from the sale of natural gas liquids were $2.9 million for the nine-month period ended September 30, 2007. Legacy’s revenues from the sale of natural gas were $13.8 million and $10.8 million for the nine-month periods ended September 30, 2007 and 2006, respectively. The $19.0 million increase in oil revenues reflects an increase in oil production of 298 MBbls (58%) due primarily to the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, Kinder Morgan, Larron and South Justis acquisitions, and the increase in the realized price excluding the effects of hedging of $0.28 per Bbl. The $2.9 million in natural gas liquids is due primarily to the Binger acquisition in 2007. The $3.0 million increase in natural gas revenues reflects an increase in natural gas production of approximately 508 MMcf (32%) due primarily to the Binger, Ameristate, TSF, Raven OBO, Raven Shenandoah, Kinder Morgan, Larron and South Justis acquisitions, while the realized price per Mcf excluding the effects of hedging decreased $0.23 per Mcf.

For the nine-month period ended September 30, 2007, Legacy recorded $20.2 million of net losses on oil and natural gas swaps comprised of realized gains of $4.2 million from net cash settlements of oil, natural gas liquids and natural gas swap contracts and net unrealized losses of $24.4 million. Legacy had unrealized net losses from its oil swaps because the fixed prices of its oil swap contracts were below the NYMEX index prices at September 30, 2007. As a point of reference, the NYMEX price for light sweet crude oil for the near-month close at September 30, 2007 was $81.66 per Bbl, a price which is greater than the average contract prices of Legacy’s outstanding oil swap contracts. Due to the increase in oil prices during the nine-month period ended September 30, 2007, the differential between Legacy’s fixed price oil swaps and NYMEX increased, resulting in unrealized losses for the nine-month period ended September 30, 2007. Legacy had unrealized net losses from its natural gas liquid swaps because the fixed prices of its natural gas liquid swap contracts during the nine-month period ended September 30, 2007, were below the NYMEX index prices during that timeframe. Legacy had unrealized net losses from its natural gas swaps because the fixed prices of its natural gas swap contracts during the nine-month period ended September 30, 2007 were below the NYMEX index prices during that timeframe. In addition, the NYMEX price for natural gas for the near-month close at September 30, 2007 was $6.87 per MMbtu, a price which is less than the average contract prices of Legacy’s outstanding natural gas swap contracts. For the nine-month period ended September 30, 2006, Legacy recorded $5.5 million of net gains on oil and natural gas swaps comprised of a realized loss of $6.9 million from net cash settlements of oil swap contracts, a realized gain of $4.7 million from net cash settlements of natural gas swap contracts, a net unrealized gain of $1.3 million on oil swap contracts, due to the increase in oil prices during the nine-month period ended September 30, 2007 which increased the differential between the NYMEX oil index price and our fixed price oil swaps, and a net unrealized gain of $6.4 million on natural gas swap contracts, due to the decrease in natural gas prices which increased the differential between the NYMEX natural gas index price and our fixed price natural gas swaps. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

Legacy’s oil and natural gas production expenses, excluding production and other taxes, increased to $18.4 million ($15.09 per Boe) for the nine-month period ended September 30, 2007, from $10.2 million ($12.98 per Boe) for the nine-month period ended September 30, 2006. Production expenses increased primarily because of (i) $2.8 million related to the Binger, Ameristate, TSF, Raven Shenandoah and Raven OBO acquisitions, (ii) $0.8 million related to increases in ad valorem expenses from increased well counts and periods of ownership, (iii) $1.3 million related to the Legacy Formation and (iv) $1.6 million related to the South Justis, Farmer Field and Kinder Morgan acquisitions. In addition, the increase in production costs per Boe is consistent with industry-wide costs increases, particularly those related to oil operations that require lifting produced oil and water or involve enhanced recovery projects. Due to the rising oil and natural gas prices subsequent to September 30, 2007, Legacy believes production expenses could continue to rise in the fourth quarter, to the extent that production costs correlate to oil and natural gas prices.

Legacy’s production and other taxes were $4.4 million and $2.7 million for the nine-month periods ended September 30, 2007 and 2006, respectively. Production and other taxes increased primarily because of approximately $0.3 million of taxes related to the Legacy Formation and $0.8 million related to the Binger, Ameristate, TSF, Raven Shenandoah and Raven OBO acquisitions. The increase in production and other taxes per Boe is primarily due to the increase in realized prices excluding hedges. As production and other taxes are a function of price and volume, the increase in unit cost is consistent with the increase in realized prices.

Legacy’s general and administrative expenses were $6.0 million and $3.3 million for the nine-month periods ended September 30, 2007 and 2006, respectively. General and administrative expenses increased approximately $2.7 million between periods primarily due to increased employee costs related to business expansion, $0.9 million of costs incurred in connection with awards granted under the LTIP due to a $0.6 million non-cash expense related to the change in estimated fair value of the unit-based compensation liability related to unit options and unit appreciation rights and $0.3 million of cash payments to employees exercising unit options and approximately $0.5 million of costs incurred in connection with the preparation of the 2006 federal income tax return and related Form K-1’s.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $19.1 million and $12.7 million for the nine-month periods ended September 30, 2007 and 2006, respectively, reflecting primarily (i) $2.7 million of DD&A related to the Binger, Ameristate, TSF, Raven Shenandoah and Raven OBO acquisitions, (ii) $1.1 million of DD&A related to the Legacy Formation and (iii) $1.6 million related to the South Justis, Farmer Field and Kinder Morgan acquisitions. In addition, the decrease in DD&A expense per Boe, from $16.23 to $15.63 for the nine-month periods ended September 30, 2006 and 2007, respectively, reflects the higher cost basis of the producing oil and natural gas properties acquired in the Legacy Formation relative to the cost basis of recent acquisitions.

Impairment expense was $1.2 million for the nine-month period ended September 30, 2007 involving thirty separate producing fields. The impairment is primarily due to additional costs incurred during the nine months ended September 30, 2007 on fields from which the future estimated production revenues did not exceed these costs. Impairment expense was $8.6 million for the nine-month period ended September 30, 2006, involving 22 separate producing fields, due primarily to the decline in natural gas prices from the dates at which the purchase prices for the PITCO acquisition and the Legacy Formation were allocated among the purchased properties.

Legacy recorded interest income of $205,443 for the nine-month period ended September 30, 2007 and $93,659 for the nine-month period ended September 30, 2006. The increase of $111,784 is a result of higher average cash balances in the current period.

Interest expense was $3.4 million and $4.5 million for the nine-month periods ended September 30, 2007 and 2006, respectively, reflecting lower average borrowings and higher average interest rates in the current period. For example, the average debt balance outstanding was $50.2 million and $59.6 million for the nine month periods ended September 30, 2007 and 2006, respectively. In addition, Legacy incurred $275,000 in non-cash interest expense related to the mark-to-market on its interest rate swaps for the nine-month period ended September 30, 2007.

Legacy recorded equity in loss of partnership of $317,788 for the nine-month period ended September 30, 2006. The recorded equity in loss of partnership was related to Legacy’s investment in MBN Management, LLC, which was formed in July 2005. Legacy did not acquire any interest in MBN Management, LLC as part of the Legacy Formation. Accordingly, no such loss was incurred in the current period.

Legacy recognized $40,600 in income from non-controlling interest of BOL for the nine-month period ended September 30, 2007. This income is primarily derived from BOL’s less than 1% interest in the Binger Unit.

Capital Resources and Liquidity

Legacy’s primary sources of capital and liquidity have been bank borrowings, cash flow from operations, its private offering in March 2006 and the IPO in January 2007. To date, Legacy’s primary use of capital has been for acquisitions, repayment of bank borrowings and exploitation of oil and natural gas properties.

As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in growing reserves and production will be highly dependent on capital resources available to us and our success in acquiring and exploiting additional reserves. We actively review acquisition opportunities on an ongoing basis. If we were to make significant additional acquisitions for cash, we would need to borrow additional amounts under our credit facility, if available, or obtain additional debt or equity financing. Our credit facility imposes certain restrictions on our ability to obtain additional debt financing. Based upon current oil and natural gas price expectations for the year ending December 31, 2007, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our credit facility will provide us sufficient working capital to meet our planned capital expenditures of $12.5 million and planned cash distributions of $40.4 million, which reflects the $7.6 million of distributions paid in the first quarter of 2007, $10.7 million paid in the second quarter of 2007, $10.9 million paid in  the third quarter of 2007 and $11.2 million of planned distributions in the fourth quarter of 2007. Please read “— Financing Activities — Our Revolving Credit Facility.”

On October 24, 2007, Legacy’s bank group increased Legacy’s borrowing base to $225 million as part of the Third Amendment to the Credit Agreement.

Cash Flow from Operations

Legacy’s net cash provided by operating activities was $33.3 million and $21.8 million for the nine-month periods ended September 30, 2007 and 2006, respectively, with the 2007 period being favorably impacted by higher sales volumes, offset by the higher working capital needs of our growing business.

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

We enter into oil and natural gas derivative contracts to reduce the impact of oil and natural gas price volatility on our operations. Currently, we use swaps, based on a NYMEX pricing index, to reduce our exposure to changes in oil, natural gas liquids and natural gas prices, which do not include the additional net discount that we typically experience in the Permian Basin. At September 30, 2007, we had in place oil, natural gas liquids and natural gas swaps covering significant portions of our estimated 2007 through 2011 oil and natural gas production. We have swap contracts covering approximately 77% of our remaining expected oil, natural gas liquid and natural gas production for 2007. We also have swap contracts covering approximately 67% of our currently expected oil and natural gas production for 2008 through 2010 from existing estimated total proved reserves.

By reducing the cash flow effects of price volatility from a significant portion of our oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow from operations for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers.

           The following tables summarize, for the periods indicated, our oil and natural gas swaps currently in place through December 31, 2012. We use swaps as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are settled based upon the NYMEX price of oil at Cushing, Oklahoma, and NYMEX price of natural gas at Henry Hub and ANR-OK on the average of the three final trading days of the month and settlement occurs on the fifth day of the production month.

	Annual	Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
2007	273,578	$ 68.81	$64.15 - $75.70
2008	1,025,249	$ 68.57	$62.25 - $73.45
2009	948,013	$ 66.65	$61.05 - $71.40
2010	883,445	$ 65.26	$60.15 - $71.15
2011	665,040	$ 70.17	$67.33 - $71.40
2012	549,600	$ 70.04	$67.72 - $71.15

	Annual	Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
2007	656,192	$ 8.59	$6.85 - $10.01
2008	2,402,970	$ 8.17	$6.85 - $10.58
2009	2,217,470	$ 8.01	$6.85 - $10.18
2010	1,962,755	$ 7.74	$6.85 - $9.73
2011	694,024	$ 7.21	$6.85 - $7.51
2012	404,436	$ 7.07	$6.85 - $7.30

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

	Annual	Basis
Calendar Year	Volumes (Mcf)	Differential per Mcf
2007	390,000	($0.88)
2008	1,422,000	($0.84)
2009	1,320,000	($0.68)
2010	1,200,000	($0.57)

On March 30, 2007, we entered into natural gas liquids swaps to hedge the impact of volatility in the spot prices of natural gas liquids. On September 7, 2007, we entered into additional natural gas liquids swaps for the fourth quarter of 2007 and calendar year 2008. These swaps hedge the spot prices for ethane, propane, iso-butane, normal butane and natural gasoline tracked on the Mont Belvieu, Non-Tet OPIS exchange. We entered into these swaps as anticipatory asset hedges related to our acquisition of the East Binger (Marchand) Unit in Caddo County, Oklahoma.  The following table summarizes, for the periods indicated, our Mont Belvieu, Non-Tet Opis natural gas liquids swaps currently in place through December 31, 2009.

	Annual	Average	Price
Calendar Year	Volumes (Gal)	Price per Gal	Range per Gal
2007	1,682,838	$ 1.32	$0.79 - $1.68
2008	6,458,004	$ 1.27	$0.66 - $1.62
2009	2,265,480	$ 1.15	$1.15

Investing Activities — Acquisitions and Capital Expenditures

Legacy’s cash capital expenditures were $98.3 million for the nine-month period ended September 30, 2007. The total includes $88.0 million for acquisition of oil and natural gas properties in five acquisitions and $10.3 million of exploitation projects.

Legacy’s cash capital expenditures were $45.4 million for the nine-month period ended September 30, 2006. The total includes $7.7 million paid to three charitable foundations in the Legacy Formation for oil and natural gas properties, $8.8 million, $5.6 million and $17.2 million for the purchase of oil and natural gas properties in the South Justis Unit from Henry Holding LP, the Farmer Field from Larron Oil Corporation and various oil and natural gas properties from Kinder Morgan, respectively, and $7.0 million of capitalized operating rights related to the South Justis Unit.

We currently anticipate that our drilling budget, which predominantly consists of drilling, recompletion and refracture stimulation projects and one tertiary (CO2) recovery project, will be $12.5 million for the year ending December 31, 2007. Our borrowing capacity under our revolving credit facility is $59.7 million as of November 9, 2007. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. If oil and natural gas prices decline below levels we deem acceptable, we may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and labor crews. Based upon current oil and natural gas price expectations for the year ending December 31, 2007, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our planned capital expenditures of $12.5 million and planned cash distributions of $40.4 million for the year ending December 31, 2007. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Initial Public Offering

On January 18, 2007, Legacy completed its IPO of 6,900,000 units at an IPO price of $19.00 per unit. Net proceeds to Legacy after underwriting discounts and estimated offering expenses were approximately $122 million, all of which were used to repay in full the indebtedness outstanding under Legacy’s credit facility and for general partnership purposes.

Our Revolving Credit Facility

At the closing of our private equity offering on March 15, 2006, we entered into a new, four-year, $300 million revolving credit facility with BNP Paribas as administrative agent. On October 24, 2007, the maximum credit amount was increased to $500 million as part of the Third Amendment to the credit agreement. Our obligations under the credit facility are secured by mortgages on more than 80% of our oil and gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base, which was initially set at $130 million and was increased on October 24, 2007 to $225 million. The borrowing base is subject to semi-annual re-determinations on April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to re-determine the borrowing base between scheduled re-determinations. We also have the right, once during each calendar year, to re-determine the borrowing base upon the proposed acquisition of certain oil and gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders and any decrease in the borrowing base must be approved by the lenders holding 66 2/3 % of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66 2/3 % of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral.

We may elect that borrowings be comprised entirely of alternate base rate (ABR) loans or Eurodollar loans. Interest on the loans is determined as follows:

•	with respect to ABR loans, the alternate base rate equals the higher of the prime rate or the Federal funds effective rate plus 0.50%, plus an applicable margin between 0% and 0.250%, or

•	with respect to any Eurodollar loans for any interest period, the London interbank rate, or LIBOR plus an applicable margin between 1.00% and 1.75% per annum.

Interest is generally payable quarterly for ABR loans and on the last day of the applicable interest period for any Eurodollar loans.

Our revolving credit facility also contains various covenants that limit our ability to:

•	incur indebtedness;

•	enter into certain leases;

•	grant certain liens;

•	enter into certain swaps;

•	make certain loans, acquisitions, capital expenditures and investments;

•	make distributions other than from available cash;

•	merge, consolidate or allow any material change in the character of its business; or

•	engage in certain asset dispositions, including a sale of all or substantially all of our assets.

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

If an event of default exists under our revolving credit facility, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies. Each of the following would be an event of default:

•	failure to pay any principal when due or any reimbursement amount, interest, fees or other amount within certain grace periods;

•	a representation or warranty is proven to be incorrect when made;

•	failure to perform or otherwise comply with the covenants or conditions contained in the credit agreement or other loan documents, subject, in certain instances, to certain grace periods;

•	default by us on the payment of any other indebtedness in excess of $1.0 million, or any event occurs that permits or causes the acceleration of the indebtedness;

•	bankruptcy or insolvency events involving us or any of our subsidiaries;

•	the loan documents cease to be in full force and effect as a result of our failing to create a valid lien, except in limited circumstances;

•
a change of control, which will occur upon (i) the acquisition by any person or group of persons of beneficial ownership of more than 35% of the aggregate ordinary voting power of our equity securities, (ii) the first day on which a majority of the members of the board of directors of our general partner are not continuing directors (which is generally defined to mean members of our board of directors as of March 15, 2006 and persons who are nominated for election or elected to our general partner’s board of directors with the approval of a majority of the continuing directors who were members of such board of directors at the time of such nomination or election), (iii) the direct or indirect sale, transfer or other disposition in one or a series of related transactions of all or substantially all of the properties or assets (including equity interests of subsidiaries) of us and our subsidiaries to any person, (iv) the adoption of a plan related to our liquidation or dissolution or (v) Legacy Reserves GP, LLC ceasing to be our sole general partner;

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

 At September 30, 2007, Legacy was in compliance with all financial and other covenants of the Legacy Facility.

Legacy entered into a Unit Purchase Agreement (the “Purchase Agreement”), dated effective as of November 7, 2007, with Legacy Reserves GP, LLC and certain institutional investors (the “Purchasers”) to sell an aggregate of 3,642,369 units representing limited partner interests in LRLP (the “Units”) in a private placement (the “Private Placement”). The negotiated purchase price for the Units in the Purchase Agreement was $20.50 per unit, or approximately $75 million in the aggregate.

The Private Placement closed, and 3,642,369 Units were issued, on November 8, 2007. LRLP will use the net proceeds from the Private Placement primarily to reduce debt currently outstanding under the Legacy Facility.  The borrowings were used to finance the acquisition of properties in the Texas Panhandle and Permian Basin which closed during October 2007 for approximately $74 million.  The Private Placement pursuant to the Purchase Agreement is being made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

In connection with the Purchase Agreement, LRLP also entered into a Registration Rights Agreement dated November 8, 2007 (the “Registration Rights Agreement”) with the Purchasers. The Registration Rights Agreement requires LRLP to file a shelf registration statement with the Securities and Exchange Commission (“SEC”) to register the Units as soon as practicable after the closing date of the Private Placement, but in any event within 90 days after the closing, which occurred on November 8, 2007. In addition, the Registration Rights Agreement requires LRLP to use its commercially reasonable efforts to cause the shelf registration statement to become effective no later than 180 days after the closing date of the Private Placement (the “Target Effective Date”). If the registration statement covering the Units is not declared effective by the SEC within 180 days after the closing date of the Private Placement (the “Target Effective Date”), then LRLP will be liable to each Purchaser for liquidated damages, and not as a penalty, of 0.25% of the product of $20.50 (the purchase price) times the number of Units purchased by the Purchaser (the “Liquidated Damages Amount”) per the 30-day period for the first 30 days following the Target Effective Date, increasing by an additional 0.25% of the Liquidated Damages Amount per each non-overlapping 30-day period for each subsequent 30-day period subsequent to the 30 days following the Target Effective Date, up to a maximum of 1.00% of the Liquidated Damages Amount per each non-overlapping 30-day period (i.e., 0.25% for 1-30 days; 0.5% for 31-60 days; 0.75% for 61-90 days; and 1.0% thereafter); provided, that the aggregate amount of liquidated damages payable by LRLP under the Registration Rights Agreement to each Purchaser shall not exceed 10.0% of the Liquidated Damages Amount with respect to such Purchaser. The Registration Rights Agreement also provides for the payment of liquidated damages in the event LRLP suspends the use of the shelf registration statement in excess of permitted periods. The Registration Rights Agreement also gives certain Purchasers piggyback registration rights with other shelf registration statements under certain circumstances.

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

Effect if Different Assumptions Used:  Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the three-month period ended September 30, 2007 by approximately 10%.

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

           Nature of Critical Estimate Item:  Derivative Instruments and Hedging Activities — We periodically use derivative financial instruments to achieve a more predictable cash flow from our oil and natural gas production by reducing our exposure to price fluctuations. Currently, these transactions are swaps whereby we exchange our floating price for our oil and natural gas for a fixed price with qualified and creditworthy counterparties (currently BNP Paribas, Bank of America, Key Bank and Wachovia). Our existing oil and natural gas swaps are with members of our lending group which enables us to avoid margin calls for out-of-the money mark-to-market positions.

We do not specifically designate derivative instruments as cash flow hedges, even though they reduce our exposure to changes in oil and natural gas prices. Therefore, the mark-to-market adjustments of these instruments is recorded in current earnings. While we are not internally preparing an estimate of the current market value of these derivative instruments, we use market value statements from each of our counterparties as the basis for these end-of-period mark-to-market adjustments. When we record a mark-to-market adjustment resulting in a loss in a current period, these unrealized losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods. As shown in the tables above, we have hedged a significant portion of our future production through 2011. As oil and natural gas prices rise and fall, our future cash obligations related to these derivatives will rise and fall.

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

As of September 30, 2007, the fair market value of Legacy’s derivative positions was a net liability of $21.6 million. As of December 31, 2006, the fair market value of Legacy’s derivative positions was an asset of $3.1 million. The oil and natural gas swaps for 2007 through December 31, 2012 are tabulated in the tables presented above under “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operations.”

At September 30, 2007, we have oil swaps in place covering future oil production of approximately 4.3 million barrels. Subsequent to September 30, 2007, oil futures prices have increased significantly. These increases in oil price futures will require us to make larger net settlement payments under commodity swap contracts. While these payments should not significantly affect our cash flow since payments made to counterparties to these contracts should be more than offset by increased commodity prices received on the sale of our production (some of which is unhedged), the increase in oil prices, should they continue, will negatively affect the fair value of our commodities contracts as recorded in our balance sheet at December 31, 2007 and during future periods and, consequently, our reported net earnings. Changes in the recorded fair value of commodity derivatives are marked to market through earnings and are likely to result in substantial charges to earnings for the decrease in the fair value of these contracts during the fourth quarter of 2007. If oil prices continue to increase, this negative effect on earnings will become more significant. We are currently unable to estimate the effects on earning s the fourth quarter of 2007, but the effects may be substantial.

Interest Rate Risks

  At September 30, 2007, Legacy had debt outstanding of $93.0 million, which incurred interest at floating rates in accordance with its revolving credit facility and the subordinated notes payable. The average annual interest rate incurred by Legacy for the nine-month period ended September 30, 2007 was 8.02%. A 1% increase in LIBOR on Legacy’s outstanding debt as of September 30, 2007 would result in an estimated $390,000 increase in annual interest expense. Legacy has entered into interest rate derivative transactions to mitigate its interest rate risk on $54 million of its outstanding debt balance by exchanging floating rates for fixed rates ranging from 4.8075% to 4.82%.

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

Our management, with the participation of our General Partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation and subject to the foregoing, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

 In addition to the other information set forth in this report, you should carefully consider the factors discussed under, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

On April 11, 2007, employees of Legacy exercised 17,256 vested unit options granted under the Legacy Reserves LP LTIP at an exercised price of $17.00 per unit and immediately following such exercise transferred the units received upon such exercise to Legacy in exchange for a payment by Legacy of $28.01 per unit, the closing price of Legacy’s units on the NASDAQ Global Market on such date.

On May 17, 2007, employees of Legacy exercised 4,008 vested unit options granted under the Legacy Reserves LP LTIP at an exercised price of $17.00 per unit and immediately following such exercise transferred the units received upon such exercise to Legacy in exchange for a payment by Legacy of $28.00 per unit, the closing price of Legacy’s units on the NASDAQ Global Market on such date.

On May 18, 2007, employees of Legacy exercised 904 vested unit options granted under the Legacy Reserves LP LTIP at an exercised price of $17.00 per unit and immediately following such exercise transferred the units received upon such exercise to Legacy in exchange for a payment by Legacy of $27.92 per unit, the closing price of Legacy’s units on the NASDAQ Global Market on such date.

On May 22, 2007, employees of Legacy exercised 870 vested unit options granted under the Legacy Reserves LP LTIP at an exercised price of $17.00 per unit and immediately following such exercise transferred the units received upon such exercise to Legacy in exchange for a payment by Legacy of $27.84 per unit, the closing price of Legacy’s units on the NASDAQ Global Market on such date.

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

10.1*	Purchase, Sale and Contribution Agreement dated July 11, 2007, by and among Raven Resources, LLC and Legacy Reserves Operating LP
10.2	Amended and Restated Legacy Reserves LP Long-Term Incentive Plan (Incorporated by reference to Legacy Reserves LP Current Report on Form 8-K (File No. 001-33249) filed August 23, 2007, Exhibit 10.1)
10.3*	Purchase, Sale and Contribution Agreement dated August 28, 2007, by and among Summit Petroleum Management Corporation and Legacy Reserves Operating LP
10.4*	Purchase, Sale and Contribution Agreement dated August 30, 2007, by and among The Operating Company and Legacy Reserves Operating LP
31.1*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)

 * Filed herewith