Form 10-K/A
period 2007-12-31
LEGACY RESERVES LP
filed 2008-03-27
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-33249
Legacy Reserves LP
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	16-1751069 (IRS Employer Identification No.)

303 W. Wall Street, Suite 1400 Midland, Texas (Address of Principal Executive Offices)	79701 (Zip Code)
Registrant’s telephone number, including area code:
(432) 689-5200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units representing limited partner interests	NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of units held by non-affiliates was approximately $459,526,531 based on the average bid and ask price of the units as of June 29, 2007.
     29,716,548 units representing limited partner interests in the registrant were outstanding as of March 26, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
     We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed on March 14, 2008 (the “Original Form 10-K”) to re-furnish Exhibit 32.1 to correct a typographical error. The Exhibit 32.1 attached hereto supersedes and replaces the Exhibit 32.1 furnished with our Original Form 10-K. This Amendment does not reflect events that have occurred after the filing of the Original Form 10-K and, except as described above, does not change any disclosures contained in that document.
ITEM 15

Item 15.	Exhibits and Financial Statement Schedules
The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index below and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY RESERVES LP (Registrant)
By:	LEGACY RESERVES GP, LLC,
its general partner

By:	/s/ Steven H. Pruett
	Name:	Steven H. Pruett
	Title:	President, Chief Financial Officer and Secretary (Principal Financial Officer)

Date: March 27, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cary D. Brown Cary D. Brown	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2008
/s/ Steven H. Pruett Steven H. Pruett	President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 27, 2008
/s/ William M. Morris William M. Morris	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 27, 2008
/s/ Kyle A. McGraw Kyle A. McGraw	Executive Vice President and Director	March 27, 2008
/s/ Dale A. Brown Dale A. Brown	Director	March 27, 2008
/s/ William D. Sullivan William D. Sullivan	Director	March 27, 2008
/s/ Kyle D. Vann Kyle D. Vann	Director	March 27, 2008
/s/ William R. Granberry William R. Granberry	Director	March 27, 2008
/s/ G. Larry Lawrence G. Larry Lawrence	Director	March 27, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Limited Partnership of Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.1)

3.2	Amended and Restated Limited Partnership Agreement of Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, included as Appendix A to the Prospectus and including specimen unit certificate for the units)

3.3	Amendment No. 1, dated December 27, 2007, to the Amended and Restated Agreement of Limited Partnership of Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed January 2, 2008, Exhibit 3.1)

3.4	Certificate of Formation of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.3)

3.5	Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.4)

4.1	Registration Rights Agreement dated as of March 15, 2006 by and among Legacy Reserves LP, Legacy Reserves GP, LLC and Friedman, Billings, Ramsey & Co. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 4.1)

4.2	Registration Rights Agreement dated June 29, 2006 between Henry Holdings LP and Legacy Reserves LP and Legacy Reserves GP, LLC (the “Henry Registration Rights Agreement”) (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 4.2)

4.3	Registration Rights Agreement dated March 15, 2006 by and among Legacy Reserves LP, Legacy Reserves GP, LLC and the other parties thereto (the “Founders Registration Rights Agreement”) (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 4.3)

4.4	Registration Rights Agreement dated April 16, 2007 by and among Nielson & Associates, Inc., Legacy Reserves GP, LLC and Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed May 14, 2007, Exhibit 4.4)

4.5	Registration Rights Agreement dated as of November 8, 2007 by and among Legacy Reserves LP and the Purchasers named therein (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed November 9, 2007, Exhibit 4.1)

10.1	Credit Agreement dated as of March 15, 2006, among Legacy Reserves LP, the lenders from time to time party thereto, and BNP Paribas, as administrative agent (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.1)

10.2	Contribution, Conveyance and Assumption Agreement dated as of March 15, 2006 by and among Legacy Reserves LP, Legacy Reserves GP, LLC and the other parties thereto (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.2)

10.3	Omnibus Agreement dated as of March 15, 2006 by and among Legacy Reserves LP, Legacy Reserves GP, LLC and the other parties thereto (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.3)

Exhibit
Number	Description

10.4	Purchase/Placement Agreement dated as of March 6, 2006 by and among Legacy Reserves LP, Legacy Reserves GP, LLC and the other parties thereto (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.4)

10.5†	Legacy Reserves, LP Long-Term Incentive Plan (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.5)

10.6†	First Amendment of Legacy Reserves LP to Long Term-Incentive Plan dated June 16, 2006 (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed October 5, 2006, Exhibit 10.17)

10.7†	Amended and Restated Legacy Reserves LP Long-Term Incentive Plan effective as of August 17, 2007 (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed August 23, 2007, Exhibit 10.1)

10.8†	Form of Legacy Reserves LP Long-Term Incentive Plan Restricted Unit Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.6)

10.9†	Form of Legacy Reserves LP Long-Term Incentive Plan Unit Option Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.7)

10.10†	Form of Legacy Reserves LP Long-Term Incentive Plan Unit Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.8)

10.11†	Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed February 4, 2008, Exhibit 10.1)

10.12†	Employment Agreement dated as of March 15, 2006 between Cary D. Brown and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.9)

10.13†	Employment Agreement dated as of March 15, 2006 between Steven H. Pruett and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.10)

10.14†	Employment Agreement dated as of March 15, 2006 between Kyle A. McGraw and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.11)

10.15†	Employment Agreement dated as of March 15, 2006 between Paul T. Horne and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.12)

10.16†	Employment Agreement dated as of March 15, 2006 between William M. Morris and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.13)

Exhibit
Number	Description

10.17	First Amendment to Credit Agreement effective as of July 7, 2006 among Legacy Reserves LP, the lenders from time to time party thereto, and BNP Paribas, as administrative agent (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.14)

10.18	Second Amendment to Credit Agreement dated May 3, 2007 among Legacy Reserves LP, the lenders from time to time party thereto, and BNP Paribas, as administrative agent (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed May 8, 2007, Exhibit 10.1)

10.19	Third Amendment to Credit Agreement dated October 24, 2007 among Legacy Reserves LP, the lenders from time to time party thereto, and BNP Paribas, as administrative agent (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed October 29, 2007, Exhibit 10.1)

10.20	Purchase and Sale Agreement dated June 29, 2006 between Kinder Morgan Production Company LP and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed October 5, 2006, Exhibit 10.15)

10.21	Purchase and Sale Agreement dated June 13, 2006 between Henry Holding LP and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.16)

10.22	Purchase and Sale Agreement dated March 29, 2007, by and among Ameristate Exploration, LLC and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed May 4, 2007, Exhibit 10.1)

10.23	Purchase, Sale and Contribution Agreement dated March 20, 2007, by and among Nielson & Associates, Inc. and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed May 14, 2007, Exhibit 10.1)

10.24	Purchase, Sale and Contribution Agreement dated March 20, 2007, by and among Terry S. Fields and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed August 13, 2007, Exhibit 10.1)

10.25	Purchase, Sale and Contribution Agreement dated May 3, 2007, by and among Raven Resources, LLC and Shenandoah Petroleum Corporation and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed August 13, 2007, Exhibit 10.2)

10.26	Purchase, Sale and Contribution Agreement dated July 11, 2007, by and among Raven Resources, LLC and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed November 9, 2007, Exhibit 10.1)

10.27	Purchase, Sale and Contribution Agreement dated August 28, 2007, by and among Summit Petroleum Management Corporation and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed November 9, 2007, Exhibit 10.3)

10.28	Purchase, Sale and Contribution Agreement dated August 30, 2007, by and among The Operating Company and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed November 9, 2007, Exhibit 10.4)

Exhibit
Number	Description

10.29	Unit Purchase Agreement dated as of November 7, 2007 by and among Legacy Reserves LP, Legacy Reserves GP, LLC and the Purchasers named therein (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed November 9, 2007, Exhibit 10.1)

21.1	List of subsidiaries of Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 21.1)

23.1**	Consent of BDO Seidman LLP

23.2**	Consent of LaRoche Petroleum Consultants, Ltd.

31.1*	Rule 13a-14(a) Certification of CEO (under Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a) Certification of CFO (under Section 302 of the Sarbanes-Oxley Act of 2002)

32.1*	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith.

**	Previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 14, 2008.

†	Management contract or compensatory plan or arrangement