Form 10-Q
period 2008-03-31
LEGACY RESERVES LP
filed 2008-05-09
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

☒ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “larger accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

31,061,839 units representing limited partner interests in the registrant were outstanding as of May 9, 2008.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	December 31,	March 31,
	2007	2008
	(Dollars in thousands)
Current assets:
Cash and cash equivalents	$9,604	$8,919
Accounts receivable, net:
Oil and natural gas	19,025	22,213
Joint interest owners	4,253	3,116
Affiliated entities and other (Note 4)	26	41
Fair value of derivatives (Notes 6 and 7)	310	-
Prepaid expenses and other current assets	340	785
Total current assets	33,558	35,074

Oil and natural gas properties, at cost:
Proved oil and natural gas properties, at cost, using the
successful efforts method of accounting:	512,396	545,480
Unproved properties	78	78
Accumulated depletion, depreciation and amortization	(72,294)	(81,544)
	440,180	464,014

Other property and equipment, net of accumulated depreciaton and
amortization of $251 and $335, respectively	775	878
Deposits on pending acquisitions	-	3,066
Operating rights, net of amortization of $865 and $1,006, respectively	6,151	6,011
Fair value of derivatives (Notes 6 and 7)	-	199
Other assets, net of amortization of $391 and $481, respectively	822	733
Investment in equity method investee (Note 3)	92	101
Total assets	$481,578	$510,076

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND UNITHOLDERS' EQUITY

	December 31,	March 31,
	2007	2008
	(Dollars in thousands)
Current liabilities:
Accounts payable	$2,320	$1,578
Accrued oil and natural gas liabilities	10,102	11,145
Fair value of derivatives (Notes 6 and 7)	26,761	41,988
Asset retirement obligation (Note 8)	845	788
Other (Note 9)	3,429	3,166
Total current liabilities	43,457	58,665
Long-term debt (Note 2)	110,000	136,000
Asset retirement obligation (Note 8)	15,075	15,786
Fair value of derivatives (Notes 6 and 7)	57,316	78,150
Other long-term liabilites	-	122
Total liabilities	225,848	288,723

Commitments and contingencies (Note 5)
Unitholders' equity:
Limited partners' equity - 29,670,887 and 29,691,508 units issued
and outstanding at December 31, 2007 and March 31, 2008, respectively	255,663	221,307
General partner's equity (approximately 0.1%)	67	46
Total unitholders' equity	255,730	221,353
Total liabilities and unitholders' equity	$481,578	$510,076

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2008
	(In thousands, except per unit data)
Revenues:
Oil sales	$12,301	$36,049
Natural gas liquid sales	105	3,502
Natural gas sales	3,526	9,236
Total revenues	15,932	48,787

Expenses:
Oil and natural gas production	4,739	9,528
Production and other taxes	994	2,469
General and administrative	1,827	3,018
Depletion, depreciation, amortization and accretion	5,295	9,617
Impairment of long-lived assets	90	104
Loss on disposal of assets	-	48
Total expenses	12,945	24,784

Operating income	2,987	24,003

Other income (expense):
Interest income	104	55
Interest expense (Notes 2 and 6)	(625)	(4,178)
Equity in income of partnerships	-	42
Realized gain (loss) on oil, NGL and natural gas swaps	2,466	(6,767)
Unrealized loss on oil, NGL and natural gas swaps (Notes 6 and 7)	(9,689)	(34,026)
Other	-	(16)
Loss before income taxes	(4,757)	(20,887)
Income taxes	-	(210)
Net loss	$(4,757)	$(21,097)

Net loss per unit - basic and diluted	$(0.19)	$(0.71)

Weighted average number of units used in computing
net loss per unit - basic and diluted	24,520	29,674

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

				Total
	Number of	Limited	General	Unitholders'
	Limited Partner Units	Partner	Partner	Equity
	(In thousands)

Balance, December 31, 2007	29,671	$255,663	$67	$255,730

Costs associated with private placement equity offering in prior period	-	(5)	-	(5)
Units issued to Legacy Board of Directors for services	1	12	-	12
Compensation expense on restricted unit awards issued to employees	-	85	-	85
Vesting of Restricted Units	20	-	-	-
Distributions to unitholders, $0.45 per unit	-	(13,364)	(8)	(13,372)
Net loss	-	(21,084)	(13)	(21,097)
Balance, March 31, 2008	29,692	$221,307	$46	$221,353

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(4,757)	$(21,097)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	5,295	9,617
Amortization of debt issuance costs	42	90
Impairment of long-lived assets	90	104
Loss on derivatives	7,223	42,937
Equity in income of partnership	-	(42)
Amortization of unit-based compensation	148	138
Loss on disposal of assets	-	48
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, oil and natural gas	625	(3,188)
(Increase) decrease in accounts receivable, joint interest owners	(1,033)	1,137
Increase in accounts receivable, other	(33)	(15)
Increase in other current assets	(585)	(445)
Decrease in accounts payable	(2,452)	(742)
Increase (decrease) in accrued oil and natural gas liabilities	(1,469)	1,043
Increase in other current liabilities	(774)	(321)
Total adjustments	7,077	50,361
Net cash provided by operating activities	2,320	29,264
Cash flows from investing activities:
Investment in oil and natural gas properties	(4,082)	(32,583)
Increase in deposit on pending acquisition	(2,250)	(3,066)
Investment in other equipment	(12)	(188)
Net cash settlements on oil and natural gas swaps	2,466	(6,767)
Investment in equity method investee	-	32
Net cash used in investing activities	(3,878)	(42,572)
Cash flows from financing activities:
Proceeds from long-term debt	6,000	40,000
Payments of long-term debt	(117,800)	(14,000)
Proceeds (costs) from issuance of units, net	121,555	(5)
Distributions to unitholders	(7,569)	(13,372)
Net cash provided by financing activities	2,186	12,623
Net increase (decrease) in cash and cash equivalents	628	(685)
Cash and cash equivalents, beginning of period	1,062	9,604

Cash and cash equivalents, end of period	$1,690	$8,919

Non-Cash Investing and Financing Activities:

Asset retirement obligations associated with property acquisitions	$13	$502
Units issued in exchange for oil and natural gas properties	$2,271	$-

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  Summary of Significant Accounting Policies

(a)  Organization, Basis of Presentation and Description of Business

Legacy Reserves LP and its affiliated entities are referred to as Legacy, LRLP or the Partnership in these financial statements.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

LRLP, a Delaware limited partnership, was formed by its general partner, Legacy Reserves GP, LLC (“LRGPLLC”), on October 26, 2005 to own and operate oil and natural gas properties. LRGPLLC is a Delaware limited liability company formed on October 26, 2005, and owns less than a 0.1% general partner interest in LRLP.

Significant information regarding rights of the limited partners includes the following:

 • Right to receive, within 45 days after the end of each quarter, distributions of available cash, if distributions are declared.

 • No limited partner shall have any management power over LRLP’s business and affairs; the general partner shall conduct, direct and manage LRLP’s activities.

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

The accompanying financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements for and as of the three months ended March 31, 2008 and 2007.

(b)  Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. Statement No. 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. We adopted the statement effective January 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows. See Note 6 for other disclosures required by Statement No. 157.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be the Partnership’s fiscal year 2009. The impact, if any, will depend on the nature and size of business combinations we consummate after the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the Partnership’s fiscal year 2009. Based upon the March 31, 2008 balance sheet, the statement would have no impact.

(2)  Credit Facility

As an integral part of the formation of Legacy, Legacy entered into a credit agreement with a senior credit facility (the “Legacy Facility”). Legacy has oil and natural gas properties pledged as collateral for borrowings under the Legacy Facility. The initial terms of the Legacy Facility permitted borrowings in the lesser amount of (i) the borrowing base, or (ii) $300 million. The borrowing base under the Legacy Facility, which was initially set at $130 million, is re-determined every six months and will be adjusted based upon changes in the fair market value of Legacy’s oil and natural gas assets. Interest on the Legacy Facility is payable monthly and was charged in accordance with Legacy’s selection of a LIBOR rate plus 1.25% to 1.875%, or prime rate up to prime rate plus 0.375%, dependent on the percentage of the borrowing base which is drawn. On March 15, 2006, Legacy borrowed $65.8 million from the new lending group as part of the Legacy Formation. On May 3, 2007, Legacy’s bank group increased Legacy’s borrowing base to $150 million as part of the semi-annual re-determination. On October 24, 2007, the Legacy Facility was amended, increasing the borrowing base to $225 million and the borrowing capacity to $500 million. Pursuant to this amendment, interest on debt outstanding is charged based on Legacy’s selection of a LIBOR rate plus 1.00% to 1.75%, or the alternate base rate which equals the higher of the prime rate or the Federal funds effective rate plus 0.50%, plus an applicable margin between 0% and 0.25%.

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

As of March 31, 2008, Legacy had outstanding borrowings of $136 million at an interest rate of 5.56%. Legacy had approximately $88.5 million of availability remaining under the Legacy Facility as of March 31, 2008. For the three-month periods ended March 31, 2008 and 2007, Legacy paid approximately $1.9 million and $0.8 million, respectively, of interest expense on the Legacy Facility. The Legacy Facility contains certain loan covenants requiring minimum financial ratio coverages, involving the current ratio and EBITDA to interest expense. At March 31, 2008, Legacy was in compliance with all aspects of the Legacy Facility.

Long-term debt consists of the following at December 31, 2007 and March 31, 2008:
	December 31,	March 31,
	2007	2008
	(Dollars in thousands)

Legacy Facility- due March 2010	$110,000	$136,000

(3)  Acquisitions

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

TOC Acquisition

On October 1, 2007, Legacy purchased certain oil and natural gas properties located in the Texas Panhandle from The Operating Company, et al, for a net purchase price of $60.6 million (“TOC Acquisition”). The effective date of this purchase was September 1, 2007. The $60.6 million purchase price was allocated with $23.7 million recorded as lease and well equipment and $36.9 million of leasehold costs. Asset retirement obligations of $1.6 million were recorded in connection with this acquisition. The operations of these TOC Acquisition properties have been included from their acquisition on October 1, 2007.

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

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit Acquisitions had each occurred on January 1, 2007. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Three Months Ended
	March 31,
	2007	2008
	(In thousands)
Revenues	$25,574	$48,787

Net loss	$(3,845)	$(21,097)

Earnings per unit - basic and diluted:
Net loss	$(0.15)	$(0.71)

Units used in computing earnings per unit:
basic and diluted	25,131	29,674

(4)  Related Party Transactions

Cary D. Brown, Legacy’s Chairman and Chief Executive Officer, and Kyle A. McGraw, Legacy’s Executive Vice President – Business Development and Land, own partnership interests which, in turn, own a combined non-controlling 4.16% interest as limited partners in the partnership which owns the building that Legacy occupies. Monthly rent is $14,808, without respect to property taxes and insurance. The lease expires in August 2011.

Legacy uses Lynch, Chappell and Alsup for legal services. Alan Brown, brother of Cary D. Brown, is a less than ten percent shareholder in this firm. Legacy paid legal fees to Lynch, Chappell and Alsup of $32,945 and $21,905 for the three months ended March 31, 2007 and 2008, respectively.

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

(6)  Fair Value Measurements

We adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 by one year for substantially all of our non-financial assets and liabilities measured at fair value. As defined in SFAS No. 157, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps and interest rate swaps.

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). Our valuation models are primarily industry standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, and (c) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 3 instruments primarily include derivative instruments, such as basis swaps and NGL derivative swaps. Although we utilize third party broker quotes to assess the reasonableness of our prices and valuation techniques, we do not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 2.

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgement, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarch levels. The following table summarizes the valuation of our investments and financial instruments by SFAS No. 157 pricing levels as of March 31, 2008 (in thousands):

	Fair Value Measurements at March 31,2008 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Total Carrying
	Identical Assets	Inputs	Inputs	Value as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2008
Oil, NGL and natural gas derivative swaps	$-	$(108,449)	$(7,849)	$(116,298)
Interest rate swaps	-	(3,641)	-	(3,641)
Total	$-	$(112,090)	$(7,849)	$(119,939)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy (in thousands):

Significant
Unobservable
Inputs
(Level 3)

Balance as of January 1, 2008	$(4,502)
Total gains or (losses)	(4,053)
Purchases, issuances and settlements	706
Transfers in and/or out of level 3	-
Balance as of March 31, 2008	$(7,849)

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of March 31, 2008	$(3,347)

 (7)  Derivative Financial Instruments

Due to the volatility of oil and natural gas prices, Legacy periodically enters into price-risk management transactions (e.g., swaps) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure to price fluctuations. While the use of these arrangements limits Legacy’s ability to benefit from increases in the price of oil and natural gas, it also reduces Legacy’s potential exposure to adverse price movements. Legacy’s arrangements, to the extent it enters into any, apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit Legacy’s potential gains from future increases in prices. None of these instruments are used for trading or speculative purposes.

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

By using derivative instruments to mitigate exposures to changes in commodity prices, Legacy is exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes Legacy, which creates repayment risk. Legacy minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties.

For the three months ended March 31, 2007 and 2008, Legacy recognized realized and unrealized gains and losses related to its oil, NGL and natural gas derivatives. The impact on net loss from derivative activities was as follows:

	Three Months Ended
	March 31,
	2007	2008

Crude oil derivative contract settlements	$1,202	$(6,578)
Natural gas liquid derivative contract settlements	-	(721)
Natural gas derivative contract settlements	1,264	532
Total derivative contract settlements	2,466	(6,767)

Unrealized change in fair value - oil contracts	(5,087)	(25,276)
Unrealized change in fair value - natural gas liquid contracts	-	(12)
Unrealized change in fair value - natural gas contracts	(4,602)	(8,738)
Total unrealized change in fair value	(9,689)	(34,026)

Total effect of derivative contracts	$(7,223)	$(40,793)

As of March 31, 2008, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

	Annual	Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
2008	945,027	$ 73.44	$62.25 - $101.47
2009	1,197,613	$ 72.67	$61.05 - $101.47
2010	1,115,045	$ 71.54	$60.15 - $101.47
2011	879,840	$ 76.36	$67.33 - $101.47
2012	750,000	$ 76.85	$67.72 - $101.47

As of March 31, 2008, Legacy had the following NYMEX Henry Hub, ANR-OK and Waha natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

	Annual	Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
2008	2,312,176	$ 8.00	$6.85 - $9.10
2009	2,924,042	$ 8.06	$6.85 - $10.18
2010	2,610,359	$ 7.85	$6.85 - $9.73
2011	1,908,616	$ 8.00	$6.85 - $8.70
2012	1,371,036	$ 8.01	$6.85 - $8.70

As of March 31, 2008, Legacy had the following natural gas basis swaps in which it receives floating NYMEX prices less a fixed basis differential and pays prices on the floating Waha index, a natural gas hub in West Texas. The prices that Legacy receives for its natural gas sales in the Permian Basin follow Waha more closely than NYMEX:

	Annual	Basis
Calendar Year	Volumes (MMBtu)	Range per Mcf
2008	1,066,500	($0.84)
2009	1,320,000	($0.68)
2010	1,200,000	($0.57)

As of March 31, 2008, Legacy had the following Mont Belvieu, Non-Tet OPIS natural gas liquids swaps paying floating natural gas liquids prices and receiving fixed prices for a portion of its future natural gas liquids production as indicated below:

	Annual	Average	Price
Calendar Year	Volumes (Gal)	Price per Gal	Range per Gal
2008	4,807,803	$ 1.27	$0.66 - $1.62
2009	2,265,480	$ 1.15	$1.15

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

On March 14, 2008, Legacy entered into a LIBOR interest rate swap beginning in April of 2008 and extending through April of 2011. The swap transacton has Legacy paying its counterparty a fixed rate of 2.68% per annum, and receiving floating rates on a notional amount of $60 million. The swap is settled on a quarterly basis, beginning in July of 2008 and ending in April of 2011.

Legacy accounts for these interest rate swaps pursuant to FAS No. 133 – Accounting for Derivative Insruments and Hedging Activities, as amended. This statement establishes accounting and reporting standards requiring that derivative instruments be recorded at fair market value and included in the balance sheet as assets or liabilities.

As the term of Legacy’s interest rate swaps extends through November of 2011, a period that extends beyond the term of the Legacy Facility, which expires on March 15, 2010, Legacy did not specifically designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings. The table below summarizes the interest rate swap position as of March 31, 2008.

				Estimated
				Fair Market Value
	Fixed	Effective	Maturity	at March 31,
Notional Amount	Rate	Date	Date	2008
(Dollars in thousands)
$29,000	4.8200%	10/16/2007	10/16/2011	$(1,971)
$13,000	4.8100%	11/16/2007	11/16/2011	(894)
$12,000	4.8075%	11/28/2007	11/28/2011	(820)
$60,000	2.6800%	4/1/2008	4/1/2011	44
Total Fair Market Value				$(3,641)

 (8)  Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the year ended December 31, 2007 and three months ended March 31, 2008 (in thousands).

	December 31,	March 31,
	2007	2008

Asset retirement obligation - beginning of period	$6,493	$15,919

Liabilities incurred with properties acquired	3,033	502
Liabilities incurred with properties drilled	114	-
Liabilities settled during the period	(373)	(92)
Current period accretion	470	245
Current period revisions to oil and natural gas properties	6,182	-
Asset retirement obligation - end of period	$15,919	$16,574

 (9)  Unit-Based Compensation

Long Term Incentive Plan

Concurrent with the Legacy Formation on March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was created and Legacy adopted SFAS No. 123(R)-Share-Based Payment. Legacy adopted the Legacy Reserves LP Long-Term Incentive Plan for its employees, consultants and directors, its affiliates and its general partner. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights. The LTIP permits the grant of awards covering an aggregate of 2,000,000 units. As of March 31, 2008, grants of awards net of forfeitures covering 559,466 units had been made, comprised of 445,600 unit options and unit appreciation rights awards, 65,116 restricted unit awards and 48,750 phantom unit awards. The LTIP is administered by the compensation committee of the board of directors of Legacy’s general partner.

SFAS No. 123(R) requires companies to measure the cost of employee services in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period of the award. Prior to April of 2007, Legacy utilized the equity method of accounting as described in SFAS No. 123(R) to recognize the cost associated with unit options. However, SFAS No. 123(R) stipulates that “if an entity that nominally has the choice of settling awards by issuing stock predominately settles in cash, or if the entity usually settles in cash whenever an employee asks for cash settlement, the entity is settling a substantive liability rather than repurchasing an equity instrument.”

The initial vesting of options occurred on March 15, 2007, with initial option exercises occurring in April 2007. At the time of the initial exercise, Legacy settled these exercises in cash and determined it was likely to do so for future option exercises. Consequently, in April 2007, Legacy began accounting for unit option grants by utilizing the liability method as described in SFAS No. 123(R). The liability method requires companies to measure the cost of the employee services in exchange for a cash award based on the fair value of the underlying security at the end of the period. Compensation cost is recognized based on the change in the liability between periods.

Unit Options and Unit Appreciation Rights

During the year ended December 31, 2007, Legacy issued 113,000 unit option awards to employees which vest ratably over a three-year period. All options granted in 2007 expire five years from the grant date and are exercisable when they vest. During the three-month period ended March 31, 2008, Legacy issued 36,000 unit appreciation rights (“UARs”) to employees which vest ratably over a three-year period. All UARs granted in 2008 expire five years from the grant date and are exercisable when they vest.

For the three-month period ended March 31, 2008, Legacy recorded $45,043 of compensation income due to the change in liability from December 31, 2007 based on its use of the Black-Scholes model to estimate the March 31, 2008 fair value of these unit options and UARs. As of March 31, 2008, there was a total of $756,703 of unrecognized compensation costs related to the un-exercised and non-vested portion of these unit options and UARs. At March 31, 2008, this cost was expected to be recognized over a weighted-average period of approximately 2.0 years. Compensation expense is based upon the fair value as of March 31, 2008 and is recognized as a percentage of the service period satisfied. Since Legacy is a new public company and has limited trading history, it has used an estimated volatility factor of approximately 40% based upon the historical trends of a representative group of publicly-traded companies in the energy industry and employed the fair value method to estimate the March 31, 2008 fair value to be realized as compensation cost based on the percentage of service period satisfied. In the absence of historical data, Legacy has assumed an estimated forfeiture rate of 5%. As required by SFAS No. 123(R), the Company will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $1.80 per unit.

A summary of option and UAR activity for the three-months ended March 31, 2008 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Units	Price	Term
Outstanding at January 1, 2008	399,422	$19.73
Granted	36,000	$20.00
Exercised	-	$-
Forfeited	(12,860)	$19.08
Outstanding at March 31, 2008	422,562	$19.78	3.7 years
Options and UARs exercisable at March 31, 2008	116,787	$17.17	3.0 years

The following table summarizes the status of the Legacy’s non-vested unit options and UARs since January 1, 2008:

	Non-Vested Options and UARs
		Weighted-
	Number of	Average Fair
	Units	Value
Non-vested at January 1, 2008	336,622	$4.09
Granted	36,000	$3.31
Vested - Unexercised	(53,987)	$3.42
Vested - Exercised	-	$-
Forfeited	(12,860)	$3.31
Non-vested at March 31, 2008	305,775	$3.25

Legacy has used a weighted-average risk-free interest rate of 2.3% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at March 31, 2008 whose term is consistent with the expected life of the unit options and UARs. Expected life represents the period of time that options and UARs are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Three Months Ended
March 31,
2008
Expected life (years)	5
Annual interest rate	2.3%
Annual distribution rate per unit	$1.80
Volatility	40%

Restricted and Phantom Units

As described below, Legacy has also issued phantom units under the LTIP. Because Legacy’s current intent is to settle these awards in cash, Legacy is accounting for the phantom units by utilizing the liability method.

On June 27, 2007, Legacy granted 3,000 phantom units to an employee which vest ratably over a five-year period, beginning at the date of grant. On July 16, 2007, Legacy granted 5,000 phantom units to an employee which vest ratably over a five-year period, beginning at the date of grant. On December 3, 2007, Legacy granted 10,000 phantom units to an employee which vest ratably over a three-year period, beginning at the date of grant. On February 4, 2008, Legacy granted 2,750 phantom units to four employees which vest ratably over a three-year period, beginning at the date of grant. In conjunction with these grants, the employees are entitled to dividend equivalent rights (“DER’s”) for unvested units held at the date of dividend payment. Compensation expense related to the phantom units and associated DER’s was $53,695 for the three months ended March 31, 2008.

On August 20, 2007, the board of directors of Legacy’s general partner, upon recommendation from the Compensation Committee, approved phantom unit awards of up to 175,000 units to five key executives of Legacy based on achievement of targeted annualized per unit distribution levels over a base amount of $1.64 per unit.  These awards are to be determined annually based solely on the annualized level of per unit distributions for the fourth quarter of each calendar year and subsequently vest over a three-year period. There is a range of 0% to 100% of the distribution levels at which the performance condition may be met. For each quarter, management recommends to the board an appropriate level of per unit distribution based on available cash of Legacy. The level of distribution is set by the board subsequent to management’s recommendation. Probable issuances for the purposes of calculating compensation expense associated therewith are determined based on management’s determination of probable future distribution levels. Expense associated with probable vesting is recognized over the period from the date probable vesting is determined to the end of the three-year vesting period. On February 4, 2008 the Compensation Committee approved the award of 28,000 phantom units to our five executive officers. In conjunction with these grants, the executive officers are entitled to DER’s for unvested units held at the date of dividend payment. Compensation expense related to the phantom units and associated DER’s was $32,072 for the three months ended March 31, 2008.

On March 15, 2006, Legacy issued an aggregate of 52,616 restricted units to two employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. On May 5, 2006, Legacy issued 12,500 restricted units to an employee. The restricted units awarded vest ratably over a five-year period, beginning on March 31, 2007. Compensation expense related to restricted units was $85,164 and $85,164 for the three months ended March, 31, 2007 and 2008, respectively. As of March 31, 2008, there was a total of $411,111 of unrecognized compensation expense related to the non-vested portion of these restricted units. At March 31, 2008, this cost was expected to be recognized over a weighted-average period of 1.6 years. Pursuant to the provisions of SFAS 123(R), Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at March 31, 2008 do not include 25,040 units related to unvested restricted unit awards.

On May 1, 2006, Legacy granted and issued 1,750 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $17.00 at the time of grant. On November 26, 2007, Legacy granted and issued 1,750 units to each of its four non-employee directors as part of their annual compensation for serving on Legacy’s board. The value of each unit was $21.32 at the time of grant. On March 5, 2008, Legacy issued 583 units, granted on January 23, 2008, to its newly elected non-employee director as part of his pro-rata annual compensation for serving on Legacy’s board. The value of each unit was $21.20 at the time of grant.

 (10)  Subsequent Events

On April 30, 2008, Legacy closed the acquisition of certain oil and natural gas producing properties from a third party for $50.6 million in cash, subject to customary post-closing adjustments, and 1,345,291 newly issued units, with an effective date of January 1, 2008. The properties are located in the Permian Basin of West Texas and Southeast New Mexico, Kansas and Oklahoma. This acquisition will be accounted for as a purchase of oil and natural gas assets.

On April 23, 2008, Legacy’s Board of Directors approved a distribution of $0.49 per unit payable on May 15, 2008 to unitholders of record on May 5, 2008.

On April 24, 2008, Legacy entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”) to the Legacy Facility. Pursuant to the Fourth Amendment, the borrowing base was initially increased to $272 million and was increased further to $320 million coincident with the acquisition of Permian Basin and Mid-continent oil and natural gas producing properties, which closed on April 30, 2008, and the satisfaction of certain customary conditions under the Legacy Facility. Additionally, the Legacy Facility provides that Legacy may elect that borrowing be comprised entirely of alternate base rate (ABR) loans or Eurodollar Loans. Under the Fourth Amendment, interest on the loans is determined as follows: with respect to ABR Loans, the alternate base rate equals the higher of the prime rate or the Federal funds effective rate plus 0.50%, plus an applicable margin between 0% and 0.25%; and with respect to Eurodollar loans, interest is calculated using the London interbank rate (LIBOR) plus an applicable margin ranging from and including 1.25% and 1.875% depending on the percentage of the borrowing base that is outstanding at any given time.

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

      •   our drilling locations and our ability to continue our development activities at economically attractive prices;

      •   the level of our lease operating expenses, general and administrative costs and finding and development costs, including payments to our general partner;

      •   the level of capital expenditures;

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

The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Legacy’s Annual Report on Form 10-K for the year ended December 31, 2007 in Item 1A under “Risk Factors.” The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Overview

We were formed in October 2005. Upon completion of our private equity offering and as a result of the formation of Legacy on March 15, 2006, we acquired oil and natural gas properties and business operations from our Founding Investors and three charitable foundations.

Because of our rapid growth through acquisitions and development of properties, historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results. The operating results of the Binger properties have been included from April 16, 2007, the operating results of the Ameristate properties have been included from May 1, 2007, the operating results of the TSF properties have been included from May 25, 2007, the operating results of the Raven Shenandoah properties have been included from May 31, 2007, the operating results of the Raven OBO properties have been included from August 3, 2007 and the operating results from the TOC and Summit Acquisitions have been included from October 1, 2007.

Acquisitions have been financed with a combination of proceeds from bank borrowings, issuances of units and cash flow from operations. Post-acquisition activities are focused on evaluating and developing the acquired properties and evaluating potential add-on acquisitions.

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

Operating Data

The following table sets forth selected financial and operating data of Legacy for the periods indicated.

	Three Months Ended March 31,
	2007	2008
	(In thousands, except per unit data)
Revenues:
Oil sales	$12,301	$36,049
Natural gas liquid sales	105	3,502
Natural gas sales	3,526	9,236
Total revenue	$15,932	$48,787

Expenses:
Oil and natural gas production	$4,739	$9,528
Production and other taxes	$994	$2,469
General and administrative	$1,827	$3,018
Depletion, depreciation, amortization and accretion	$5,295	$9,617

Realized swap settlements
Realized gain (loss) on oil swaps	$1,202	$(6,578)
Realized loss on natural gas liquid swaps	$-	$(721)
Realized gain on natural gas swaps	$1,264	$532

Production:
Oil - barrels	229	379
Natural gas liquids - gallons	104	2,721
Natural gas - Mcf	588	1,058
Total (Boe)	329	620
Average daily production (Boe/d)	3,656	6,813

Average sales price per unit:
Oil price per barrel	$53.72	$95.12
Natural gas liquid price per gallon	$1.01	$1.29
Natural gas price per Mcf	$6.00	$8.73
Combined (per Boe)	$48.43	$78.69

Average sales price per unit (including realized swap settlements):
Oil price per barrel	$58.97	$77.76
Natural gas liquid price per gallon	$1.01	$1.02
Natural gas price per Mcf	$8.15	$9.23
Combined (per Boe)	$55.92	$67.77

NYMEX oil index prices per barrel:
Beginning of Period	$61.05	$95.98
End of Period	$65.87	$101.58

NYMEX gas index prices per Mcf:
Beginning of Period	$6.30	$7.48
End of Period	$7.73	$10.10

Average unit costs per Boe:
Production costs, excluding production and other taxes	$14.40	$15.37
Production and other taxes	$3.02	$3.98
General and administrative	$5.55	$4.87
Depletion, depreciation, amortization and accretion	$16.09	$15.51

Results of Operations

Three-Month Period Ended March 31, 2008 Compared to Three-Month Period Ended March 31, 2007

Legacy’s revenues from the sale of oil were $36.0 million and $12.3 million for the three-month periods ended March 31, 2008 and 2007, respectively. Legacy’s revenues from the sale of NGLs were $3.5 million and $0.1 for the three-month periods ended March 31, 2008 and 2007, respectively. Legacy’s revenues from the sale of natural gas were $9.2 million and $3.5 million for the three-month periods ended March 31, 2008 and 2007, respectively. The $23.7 million increase in oil revenues reflects an increase in oil production of 150 MBbls (66%) due primarily to Legacy’s purchase of the oil and natural gas properties acquired in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit Acquisitions and the increase in realized price of $41.40 per Bbl. The $3.4 million increase in NGLs is due primarily to Legacy’s purchase of oil and natural gas properties in the Binger, Ameristate, Raven Shenandoah, Raven OBO and TOC Acquisitions. The $5.7 million increase in natural gas revenues reflects an increase in natural gas production of approximately 470 MMcf (80%) due primarily to Legacy’s purchase of oil and natural gas properties acquired in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit Acquisitions, and the increase in realized price per Mcf of $2.73 per Mcf.

For the three-month period ended March 31, 2008, Legacy recorded $40.8 million of net losses on oil and natural gas swaps comprised of realized losses of $6.8 million from net cash settlements of oil, NGL and natural gas swap contracts and net unrealized losses of $34.0 million. Legacy had unrealized net losses from oil swaps because the fixed prices of its oil swap contracts were below the NYMEX index prices at March 31, 2008. As a point of reference, the NYMEX price for light sweet crude oil for the near-month close at March 31, 2008 was $101.58 per Bbl, a price which is greater than the average contract prices of Legacy’s outstanding oil swap contracts. Due to the increase in oil prices during the quarter, the differential between Legacy’s fixed price oil swaps and NYMEX increased, resulting in losses for the quarter. Legacy had unrealized net losses from NGL swaps because the fixed prices of its NGL swap contracts were below the NYMEX index prices at March 31, 2008. Legacy had unrealized net losses from natural gas swaps because the fixed prices of its natural gas swap contracts were below the NYMEX index prices at March 31, 2008. In addition, the NYMEX price for natural gas for the near-month close at March 31, 2008 was $10.10 per MMbtu, a price which is greater than the average contract prices of Legacy’s outstanding natural gas swap contracts. For the three-month period ended March 31, 2007, Legacy recorded $7.2 million of net losses on oil and natural gas swaps comprised of realized gains of $2.5 million from net cash settlements of oil and natural gas swap contracts and a net unrealized loss of $5.1 million on oil swap contracts, due to the increase in oil prices during the quarter which increased the differential between the NYMEX oil index price and our fixed price oil swaps, and a net unrealized loss of $4.6 million on natural gas swap contracts, due to the increase in natural gas prices which increased the differential between the NYMEX natural gas index price and our fixed price natural gas swaps. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

Legacy’s oil and natural gas production expenses, excluding production and other taxes, increased to $9.5 million ($15.37 per Boe) for the three-month period ended March 31, 2008, from $4.7 million ($14.40 per Boe) for the three-month period ended March 31, 2007. Production expenses increased primarily because of $3.5 million of production expenses related to the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit Acquisitions and $0.1 million related to increases in ad valorem expenses from increased well counts and periods of ownership. In addition, the increase in production costs per Boe is consistent with industry-wide cost increases, particularly those directly related to higher commodity prices, such as the cost of electricity, which powers artificial lift equipment and pumps involved in the production of oil.

Legacy’s production and other taxes were $2.5 million and $1.0 million for the three-month periods ended March 31, 2008 and 2007, respectively. Production and other taxes increased primarily because of approximately $0.9 million of taxes related to the Binger, Ameristate, TSF Raven Shenandoah, Raven OBO, TOC and Summit Acquisitions. The increase in production and other taxes is primarily due to the increase in realized prices. As production and other taxes are a function of price and volume, the increase is consistent with the increase in realized prices.

Legacy’s general and administrative expenses were $3.0 million and $1.8 million for the three-month periods ended March 31, 2008 and 2007, respectively. General and administrative expenses increased approximately $1.2 million between periods primarily due to (i) $0.6 million increase in executive salaries, (ii) $0.4 million increase in accounting and audit fees and (iii) increased employee costs related to business expansion.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $9.6 million and $5.3 million for the three-month periods ended March 31, 2008 and 2007, respectively, reflecting primarily $3.4 million of DD&A related to the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit Acquisitions. In addition, the decrease in DD&A expense per Boe, from $16.09 to $15.51 for the three-month periods ended March 31, 2007 and 2008, respectively, reflects the higher cost basis of the producing oil and natural gas properties acquired in the Legacy Formation relative to the cost basis of recent acquisitions.

Impairment expense was $104,155 and $89,970 for the three-month periods ended March 31, 2008 and 2007, respectively. In the period ended March 31, 2008, Legacy recognized impairment expense in one producing field, due primarily to additional costs incurred during the period ended March 31, 2008 on a field from which the future estimated production revenues did not exceed these costs. The impairment expense for the period ended March 31, 2007, involved five separate fields due primarily to costs incurred in the period during which the estimated production revenues did not exceed the costs.

Legacy recorded interest income of $55,257 for the three-month period ended March 31, 2008 and $104,308 for the three-month period ended March 31, 2007. The decrease of $49,051 is a result of lower average cash balances for the current period.

Interest expense was $4.2 million and $0.6 million for the three-month periods ended March 31, 2008 and 2007, reflecting higher average borrowings in the current period. Legacy repaid the entire $115.8 million outstanding under its revolving credit facility at the close of its initial public offering on January 18, 2007. In addition, Legacy incurred $2.1 million in non-cash interest expense related to the mark-to-market of its interest rate swaps for the three-month period ended March 31, 2008.

Legacy recognized $42,017 in income from its equity interest in the Binger Operations, LLC (“BOL”) for the three-month period ended March 31, 2008. This income is primarily derived from BOL’s less than 1% interest in the Binger Unit.

Capital Resources and Liquidity

Legacy’s primary sources of capital and liquidity have been bank borrowings, cash flow from operations, its private offering in March 2006, the IPO in January 2007 and its private offering in November of 2007. To date, Legacy’s primary use of capital has been for acquisitions, repayment of bank borrowings and development of oil and natural gas properties.

As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in growing reserves and production will be highly dependent on capital resources available to us and our success in acquiring and developing additional reserves. We actively review acquisition opportunities on an ongoing basis. If we were to make significant additional acquisitions for cash, we would need to borrow additional amounts under our credit facility, if available, or obtain additional debt or equity financing. Our credit facility imposes certain restrictions on our ability to obtain additional debt financing. Based upon current oil and natural gas price expectations for the year ending December 31, 2008, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our credit facility will provide us sufficient working capital to meet our planned capital expenditures of $18.2 million and planned cash distributions of $57.0 million, which reflects the $13.4 million of distributions paid in the first quarter of 2008 and $14.55 million of planned distributions during each of the second, third and fourth quarters of 2008. Please read “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

Legacy’s net cash provided by operating activities was $29.3 million and $2.3 million for the three-month periods ended March 31, 2008 and 2007, respectively, with the 2008 period being favorably impacted by higher sales volumes and higher commodity prices, offset by the higher working capital needs of our growing business.

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

We enter into oil, NGL and natural gas derivatives to reduce the impact of oil, NGL and natural gas price volatility on our operations. Currently, we use swaps to offset price volatility on NYMEX oil, NGL and natural gas prices, which do not include the additional net discount that we typically experience in the Permian Basin. At March 31, 2008, we had in place oil, NGL and natural gas swaps covering significant portions of our estimated 2008 through 2012 oil, NGL and natural gas production. We have swap contracts covering approximately 73% of our remaining expected oil, natural gas liquid and natural gas production for 2008. We also have swap contracts covering approximately 56% of our currently expected oil and natural gas production for 2009 through 2012 from existing estimated total proved reserves.

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

	Annual	Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
2008	945,027	$ 73.44	$62.25 - $101.47
2009	1,197,613	$ 72.67	$61.05 - $101.47
2010	1,115,045	$ 71.54	$60.15 - $101.47
2011	879,840	$ 76.36	$67.33 - $101.47
2012	750,000	$ 76.85	$67.72 - $101.47

	Annual	Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
2008	2,312,176	$ 8.00	$6.85 - $9.10
2009	2,924,042	$ 8.06	$6.85 - $10.18
2010	2,610,359	$ 7.85	$6.85 - $9.73
2011	1,908,616	$ 8.00	$6.85 - $8.70
2012	1,371,036	$ 8.01	$6.85 - $8.70

In July 2006, we entered into natural gas basis swaps to receive floating NYMEX natural gas prices less a fixed basis differential and pay prices based on the floating Waha index, a natural gas hub in West Texas. The prices that we receive for our natural gas sales follow Waha more closely than NYMEX. The basis swaps thereby provide a better match between our natural gas sales and the settlement payments on our natural gas swaps. The following table summarizes, for the periods indicated, our NYMEX natural gas basis swaps currently in place through December 31, 2010.

	Annual	Basis
Calendar Year	Volumes (MMBtu)	Range per Mcf
2008	1,066,500	($0.84)
2009	1,320,000	($0.68)
2010	1,200,000	($0.57)

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

	Annual	Average	Price
Calendar Year	Volumes (Gal)	Price per Gal	Range per Gal
2008	4,807,803	$ 1.27	$0.66 - $1.62
2009	2,265,480	$ 1.15	$1.15

Investing Activities — Acquisitions and Capital Expenditures

Legacy’s cash capital expenditures were $32.6 million for the three-month period ended March 31, 2008. The total includes $29.6 million for acquisition of oil and natural gas properties in small acquisitions and $3.0 million of development projects.

On April 30, 2008, Legacy closed the acquisition of certain oil and natural gas producing properties from a third party for $50.6 million in cash, obtained from bank borrowings, and 1,345,291 newly issued units.

Legacy’s cash capital expenditures were $4.1 million for the three-month period ended March 31, 2007. The total includes $0.4 million for acquisitions of oil and natural gas properties in small acquisitions and $3.7 million of development projects.

We currently anticipate that our drilling budget, which predominantly consists of drilling, re-completion and re-fracture stimulation projects will be $18.2 million for the year ending December 31, 2008. Our borrowing capacity under our revolving credit facility, after funding the acquisition of Permian Basin and Mid-Continent oil and gas producing properties, which closed on April 30, 2008, is $130.7 million as of May 9, 2008. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs, casing and tubing and labor crews. Based upon current oil and natural gas price expectations for the year ending December 31, 2008, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our planned capital expenditures of $18.2 million and planned cash distributions of $57.0 million for the year ending December 31, 2008. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Our Revolving Credit Facility

At the closing of our private equity offering on March 15, 2006, we entered into a four-year, $300 million revolving credit facility with BNP Paribas as administrative agent. On October 24, 2007, the maximum credit amount was increased to $500 million as part of the Third Amendment to the credit agreement. Our obligations under the credit facility are secured by mortgages on more than 80% of our oil and gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base, which was initially set at $130 million and was increased on April 24, 2008 to $272 million. Pursuant to the Fourth Amendment to the credit agreement, the borrowing base was initially increased to $272 million and increased further to $320 million coincident with the acquisition of Permian Basin and Mid-continent oil and natural gas producing properties, which closed on April 30, 2008, and the satisfaction of certain customary conditions under the credit facility. The borrowing base is subject to semi-annual re-determinations on April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to re-determine the borrowing base between scheduled re-determinations. We also have the right, once during each calendar year, to re-determine the borrowing base upon the proposed acquisition of certain oil and gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders and any decrease in the borrowing base must be approved by the lenders holding 66 2/3 % of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66 2/3 % of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral.

We may elect that borrowings be comprised entirely of alternate base rate (ABR) loans or Eurodollar loans. Interest on the loans is determined as follows:

•	with respect to ABR loans, the alternate base rate equals the higher of the prime rate or the Federal funds effective rate plus 0.50%, plus an applicable margin between 0% and 0.250%, or

•
with respect to any Eurodollar loans for any interest period, the London interbank rate, or LIBOR, plus an applicable margin ranging from and including 1.25% and 1.875% per annum, determined by the percentage of the borrowing base then in effect that is drawn.

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

•	specified ERISA events relating to our employee benefit plans that could reasonably be expected to result in liabilities in excess of $1.0 million in any year.

 At March 31, 2008, Legacy was in compliance with all financial and other covenants of the credit facility.

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

Please read Note 1 of the Notes to the Consolidated Financial Statements here and in our annual report on Form 10-K for the period ended December 31, 2007 for a detailed discussion of all significant accounting policies that we employ and related estimates made by management.

           Nature of Critical Estimate Item:  Oil and Natural Gas Reserves — Our estimate of proved reserves is based on the quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. LaRoche Petroleum Consultants, Ltd., annually prepares a reserve and economic evaluation of all our properties in accordance with SEC guidelines on a lease, unit or well-by-well basis, depending on the availability of well-level production data. The accuracy of our reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs, and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the economics of producing the reserves may change and therefore the estimate of proved reserves also may change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements. Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion rates are made concurrently with changes to reserve estimates.

Assumptions/Approach Used:  Units-of-production method to deplete our oil and natural gas properties — The quantity of reserves could significantly impact our depletion expense. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate.

Effect if Different Assumptions Used:  Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the three-month period ended March 31, 2008 by approximately 10%.

Nature of Critical Estimate Item:  Asset Retirement Obligations — We have certain obligations to remove tangible equipment and restore land at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. SFAS No. 143 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets (“asset retirement obligations” or “ARO”). Primarily, SFAS No. 143 requires us to estimate asset retirement costs for all of our assets, adjust those costs for inflation to the forecast abandonment date, discount that amount using a credit-adjusted-risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an ARO liability in that amount with a corresponding addition to our asset value. When new obligations are incurred, i.e. a new well is drilled or acquired, we add a layer to the ARO liability. We then accrete the liability layers quarterly using the applicable period-end effective credit-adjusted-risk-free rates for each layer. Should either the estimated life or the estimated abandonment costs of a property change materially upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted-risk-free rate. The carrying value of the ARO is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost. Thus, abandonment costs will almost always approximate the estimate. When well obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from our balance sheet.

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

Nature of Critical Estimate Item:  Derivative Instruments and Hedging Activities — We periodically use derivative financial instruments to achieve a more predictable cash flow from our oil, NGL and natural gas production by reducing our exposure to price fluctuations. Currently, these transactions are swaps whereby we exchange our floating price for our oil, NGL and natural gas for a fixed price with qualified and creditworthy counterparties (currently BNP Paribas, Bank of America, KeyBank and Wachovia). Our existing oil, NGL and natural gas swaps are with members of our lending group which enables us to avoid margin calls for out-of-the money mark-to-market positions.

We do not specifically designate derivative instruments as cash flow hedges, even though they reduce our exposure to changes in oil, NGL and natural gas prices and interest rate changes. Therefore, the mark-to-market of these instruments is recorded in current earnings. We use market value statements from each of our counterparties as the basis for these end-of-period mark-to-market adjustments. We currently have engaged a third-party provider to calculate an independent mark-to-market statement to evaluate the reasonableness of our counterparties’ statements. When we record a mark-to-market adjustment resulting in a loss in a current period, these unrealized losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods. As shown in the tables above, we have hedged a significant portion of our future production through 2012. As oil, NGL and natural gas prices rise and fall, our future cash obligations related to these derivatives will rise and fall.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. Statement No. 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. We adopted the statement effective January 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows. See Note 6 for other disclosures required by Statement No. 157.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces FASB Statement No 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be the Partnership’s fiscal year 2009. The impact, if any, will depend on the nature and size of business combinations we consummate after the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the Partnership’s fiscal year 2009. Based upon the March 31, 2008 balance sheet, the statement would have no impact.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the spot market prices applicable to our natural gas production and the prevailing price for crude oil and NGL’s. Pricing for oil, NGL’s and natural gas has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, such as the strength of the global economy.

We periodically enter into, and anticipate entering into derivative transactions in the future with respect to a portion of our projected oil, NGL and natural gas production through various transactions that mitigate the risk of the future prices received. These transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into put options, whereby we pay a premium in exchange for the right to receive a fixed price at a future date. At the settlement date we receive the excess, if any, of the fixed floor over the floating rate. These derivative transactions are intended to support oil, NGL and natural gas prices at targeted levels and to manage our exposure to oil, NGL and natural gas price fluctuations. We do not hold or issue derivative instruments for speculative trading purposes.

As of March 31, 2008, the fair market value of Legacy’s commodity derivative positions was a net liability of $116.3 million. As of December 31, 2007, the fair market value of Legacy’s commodity derivative positions was a net liability of $82.3 million. The oil, NGL and natural gas swaps for 2008 through December 31, 2012 are tabulated in the tables presented above under “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operations.”

Interest Rate Risks

At March 31, 2008, Legacy had debt outstanding of $136.0 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for the three-month period ended March 31, 2008 was 6.12%. A 1% increase in LIBOR on Legacy’s outstanding debt as of March 31, 2008 would result in an estimated $0.2 million increase in annual interest expense as Legacy has entered into interest rate swaps to mitigate the volatility of interest rates through November of 2011 on $114 million of floating rate debt to a weighted average fixed rate of 3.69%.

Item 4T.  Controls and Procedures.

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

Our management, with the participation of our General Partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation and subject to the foregoing, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None not previously reported in a Current Report on Form 8-K.

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
3.2
Amended and Restated Limited Partnership Agreement of Legacy Reserves LP (Incorporated by reference to Legacy Reserve LP’s Registration Statement on Form S-1 (File No. 33-134056) filed May 12, 2006, included as Appendix A to the Prospectus and including specimen unit certificate for the units)

3.3
Amendment No.1, dated December 27, 2007, to the Amended and Restated Agreement of Limited Partnership of Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K (File No. 001-33249) filed January 2, 2008, Exhibit 3.1)

3.4	Certificate of Formation of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.3)
3.5
Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.4)

4.2
Registration Rights Agreement dated June 29, 2006 between Henry Holding LP and Legacy Reserves LP and Legacy Reserves GP, LLC (the “Henry Registration Rights Agreement”) (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 4.2)

4.3
Registration Rights Agreement dated March 15, 2006 by and among Legacy Reserves LP, Legacy Reserves GP, LLC and the other parties thereto (the “Founders Registration Rights Agreement”) (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 4.3)

4.4
Registration Rights Agreement dated April 16, 2007 by and among Nielson & Associates, Inc., Legacy Reserves GP, LLC and Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP Quarterly Report on Form 10-Q (File No. 001-33249) filed May 14, 2007, Exhibit 4.4)

10.1
Purchase, Sale and Contribution Agreement dated March 13, 2008, by and among Crown Oil Partners III, LLP, BC Operating, Inc. and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K (File No. 001-33249) filed May 5, 2008, Exhibit 10.1)

31.1*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)

* Filed herewith