Form 10-Q
period 2008-06-30
LEGACY RESERVES LP
filed 2008-08-08
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☒ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

31,061,839 units representing limited partner interests in the registrant were outstanding as of August 8, 2008.

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

MMcf.  One million cubic feet.

MMGal.  One million gallons of natural gas liquids or other liquid hydrocarbons.

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

  Reserve replacement cost.  An amount per Boe equal to the sum of costs incurred relating to oil and natural gas property acquisition, exploitation, development and exploration activities (as reflected in our year-end financial statements for the relevant year) divided by the sum of all additions and revisions to estimated proved reserves, including reserve purchases. The calculation of reserve additions for each year is based upon the reserve report of our independent engineers. Management uses reserve replacement cost to compare our company to others in terms of our historical ability to increase our reserve base in an economic manner. However, past performance does not necessarily reflect future reserve replacement cost performance. For example, increases in oil and natural gas prices in recent years have increased the economic life of reserves adding additional reserves with no required capital expenditures. On the other hand, increases in oil and natural gas prices have increased the cost of reserve purchases and reserves added through development. The reserve replacement cost may not be indicative of the economic value added of the reserves due to differing product values (e.g. oil vs. natural gas), lease operating expenses per barrel and differing timing of production.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Current assets:
Cash and cash equivalents	$7,237	$9,604
Accounts receivable, net:
Oil and natural gas	30,624	19,025
Joint interest owners	4,850	4,253
Affiliated entities and other (Note 4)	55	26
Fair value of derivatives (Notes 6 and 7)	20	310
Prepaid expenses and other current assets	3,376	340
Total current assets	46,162	33,558

Oil and natural gas properties, at cost:
Proved oil and natural gas properties, at cost, using the
successful efforts method of accounting:	663,136	512,396
Unproved properties	78	78
Accumulated depletion, depreciation and amortization	(90,289)	(72,294)
	572,925	440,180

Other property and equipment, net of accumulated depreciaton and
amortization of $452 and $251, respectively	1,847	775
Operating rights, net of amortization of $1,145 and $865, respectively	5,872	6,151
Fair value of derivatives (Notes 6 and 7)	1,676	-
Other assets, net of amortization of $613 and $391, respectively	1,076	822
Investment in equity method investee (Note 3)	92	92
Total assets	$629,650	$481,578

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND UNITHOLDERS' EQUITY

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Current liabilities:
Accounts payable	$1,304	$2,320
Accrued oil and natural gas liabilities	17,572	10,102
Fair value of derivatives (Notes 6 and 7)	100,684	26,761
Asset retirement obligation (Note 8)	1,333	845
Other (Note 9)	5,028	3,429
Total current liabilities	125,921	43,457
Long-term debt (Note 2)	206,000	110,000
Asset retirement obligation (Note 8)	21,411	15,075
Fair value of derivatives (Notes 6 and 7)	218,714	57,316
Other long-term liabilites	171	-
Total liabilities	572,217	225,848

Commitments and contingencies (Note 5)
Unitholders' equity:
Limited partners' equity - 31,036,799 and 29,670,887 units issued
and outstanding at June 30, 2008 and December 31, 2007, respectively	57,500	255,663
General partner's equity (approximately 0.1%)	(67)	67
Total unitholders' equity	57,433	255,730
Total liabilities and unitholders' equity	$629,650	$481,578

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per unit data)
Revenues:
Oil sales	$48,439	$16,654	$84,488	$28,954
Natural gas liquid sales	4,781	1,072	8,283	1,177
Natural gas sales	13,389	5,010	22,625	8,536
Total revenues	66,609	22,736	115,396	38,667

Expenses:
Oil and natural gas production	13,515	6,088	23,042	10,828
Production and other taxes	4,089	1,481	6,558	2,475
General and administrative	3,696	2,769	6,714	4,595
Depletion, depreciation, amortization and accretion	10,523	6,811	20,140	12,106
Impairment of long-lived assets	4	190	108	280
Loss on disposal of assets	26	231	75	231
Total expenses	31,853	17,570	56,637	30,515

Operating income	34,756	5,166	58,759	8,152

Other income (expense):
Interest income	15	47	71	151
Interest expense (Notes 2, 6 and 7)	1,212	(893)	(2,966)	(1,518)
Equity in income of partnerships	45	11	87	11
Realized gain (loss) on oil, NGL and natural gas swaps	(15,142)	1,362	(21,908)	3,827
Unrealized loss on oil, NGL and natural gas swaps (Notes 6 and 7)	(201,326)	(7,855)	(235,352)	(17,543)
Other	(3)	-	(19)	1
Loss before income taxes	(180,443)	(2,162)	(201,328)	(6,919)
Income taxes	(297)	-	(507)	-
Loss from continuing operations	(180,740)	(2,162)	(201,835)	(6,919)
Gain on sale of discontinued operation (Note 3)	4,954	-	4,954	-
Net loss	$(175,786)	$(2,162)	$(196,881)	$(6,919)

Loss from continuing operations per unit - basic and diluted	$(5.90)	$(0.08)	$(6.70)	$(0.27)

Gain on discontinued operation per unit - basic and diluted	$0.16	$-	$0.16	$-

Net loss per unit - basic and diluted	$(5.74)	$(0.08)	$(6.53)	$(0.27)

Weighted average number of units used in computing
net loss per unit - basic and diluted	30,608	25,920	30,141	25,224

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

				Total
	Number of	Limited	General	Unitholders'
	Limited Partner Units	Partner	Partner	Equity
	(In thousands)

Balance, December 31, 2007	29,671	$255,663	$67	$255,730

Costs associated with private placement equity offering in prior period	-	(6)	-	(6)
Units issued to Legacy Board of Directors for services	1	12	-	12
Compensation expense on restricted unit awards issued to employees	-	170	-	170
Vesting of restricted units	20	-	-	-
Units issued in COP III acquisition	1,345	27,000	-	27,000
Distributions to unitholders, $0.94 per unit	-	(28,575)	(17)	(28,592)
Net loss	-	(196,764)	(117)	(196,881)
Balance, June 30, 2008	31,037	$57,500	$(67)	$57,433

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(196,881)	$(6,919)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	20,140	12,106
Amortization of debt issuance costs	222	84
Impairment of long-lived assets	108	280
Loss on derivatives	255,843	13,716
Equity in income of partnership	(87)	(11)
Amortization of unit-based compensation	1,393	55
(Gain) loss on disposal of assets	(4,879)	231
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(11,599)	(1,817)
Increase in accounts receivable, joint interest owners	(597)	(1,111)
(Increase) decrease in accounts receivable, other	(29)	12
Increase in other current assets	(3,036)	(1,068)
Decrease in accounts payable	(1,016)	(2,238)
Increase in accrued oil and natural gas liabilities	7,470	791
Increase in other liabilities	349	868
Total adjustments	264,282	21,898
Net cash provided by operating activities	67,401	14,979
Cash flows from investing activities:
Investment in oil and natural gas properties	(113,600)	(69,758)
Increase in deposit on pending acquisition	-	(13)
Investment in other equipment	(1,274)	(287)
Net cash settlements on oil and natural gas swaps	(21,908)	3,827
Investment in equity method investee	87	(73)
Net cash used in investing activities	(136,695)	(66,304)
Cash flows from financing activities:
Proceeds from long-term debt	134,000	71,000
Payments of long-term debt	(38,000)	(118,800)
Payments of debt issuance costs	(475)	(106)
Proceeds (costs) from issuance of units, net	(6)	121,554
Distributions to unitholders	(28,592)	(18,256)
Net cash provided by financing activities	66,927	55,392
Net increase (decrease) in cash and cash equivalents	(2,367)	4,067
Cash and cash equivalents, beginning of period	9,604	1,062

Cash and cash equivalents, end of period	$7,237	$5,129

Non-Cash Investing and Financing Activities:

Asset retirement obligations associated with property acquisitions	$6,770	$727
Units issued in exchange for oil and
natural gas properties	$27,000	$18,022

Non-cash exchange of oil and gas properties
Properties received in exchange	$7,746	$-
Properties delivered in exchange	$(3,122)	$-

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K  and 10-K/A for the year ended December 31, 2007.

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

Legacy owns and operates oil and natural gas producing properties located primarily in the Permian Basin of West Texas and Southeast New Mexico and the Mid-continent region. Legacy has acquired oil and natural gas producing properties and undrilled leasehold.

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements for and as of the three and six months ended June 30, 2008 and 2007.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the Partnership’s fiscal year 2009. Based upon the June 30, 2008 balance sheet, the statement would have no impact.

(2)  Credit Facility

As an integral part of the formation of Legacy, Legacy entered into a credit agreement with a senior credit facility (the “Legacy Facility”). Legacy has oil and natural gas properties pledged as collateral for borrowings under the Legacy Facility. The initial terms of the Legacy Facility permitted borrowings in the lesser amount of (i) the borrowing base, or (ii) $300 million. The borrowing base under the Legacy Facility, currently at $320 million, was initially set at $130 million. Pursuant to the Fourth Amendment to the credit agreement, the borrowing base was initially increased to $272 million as of April 24, 2008 and further increased to $320 million coincident with the closing of the COP III Acquisition, which closed on April 30, 2008. The borrowing base is re-determined every six months and will be adjusted based upon changes in the fair market value of Legacy’s oil and natural gas assets. Under the Legacy Facility, as amended, interest on debt outstanding is charged based on Legacy’s selection of a LIBOR rate plus 1.25% to 1.875%, or the alternate base rate which equals the higher of the prime rate or the Federal funds effective rate plus 0.50%, plus an applicable margin between 0% and 0.25%.

As of June 30, 2008, Legacy had outstanding borrowings of $206 million at a weighted average interest rate of 4.21%. Legacy had approximately $113.7 million of availability remaining under the Legacy Facility as of June 30, 2008. For the three-month and six-month periods ended June 30, 2008, Legacy paid $1.8 million and $3.7 million of interest expense on the Legacy Facility, respectively. The Legacy Facility contains certain loan covenants requiring minimum financial ratio coverages, including the current ratio and EBITDA to interest expense. At June 30, 2008, Legacy was in compliance with all aspects of the Legacy Facility.

Long-term debt consists of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Legacy Facility- due March 2010	$206,000	$110,000

(3)  Acquisitions

Binger Acquisition

On April 16, 2007, Legacy purchased certain oil and natural gas properties and other interests in the East Binger (Marchand) Unit in Caddo County, Oklahoma from Nielson & Associates, Inc. for a net purchase price of $44.2 million (“Binger Acquisition”). The purchase price was paid with the issuance of 611,247 units valued at $15.8 million and $28.4 million paid in cash. The effective date of this purchase was February 1, 2007. The $44.2 million purchase price was allocated with $14.7 million recorded as lease and well equipment, $29.4 million of leasehold costs and $0.1 million as investment in equity method investee related to the 50% interest acquired in Binger Operations, LLC. Asset retirement obligations of $184,636 were recorded in connection with this acquisition. The operating results from these Binger Acquisition properties have been included from their acquisition on April 16, 2007.

Ameristate Acquisition

On May 1, 2007, Legacy purchased certain oil and natural gas properties located in the Permian Basin from Ameristate Exploration, LLC for a net purchase price of $5.2 million (“Ameristate Acquisition”). The effective date of this purchase was January 1, 2007. The $5.2 million purchase price was allocated with $0.5 million recorded as lease and well equipment and $4.7 million of leasehold costs. Asset retirement obligations of $51,414 were recorded in connection with this acquisition. The operating results from these Ameristate Acquisition properties have been included from their acquisition on May 1, 2007.

TSF Acquisition

On May 25, 2007, Legacy purchased certain oil and natural gas properties located in the Permian Basin from Terry S. Fields for a net purchase price of $14.7 million (“TSF Acquisition”). The effective date of this purchase was March 1, 2007. The $14.7 million purchase price was allocated with $1.8 million recorded as lease and well equipment and $12.9 million of leasehold costs. Asset retirement obligations of $99,094 were recorded in connection with this acquisition. The operating results from these TSF Acquisition properties have been included from their acquisition on May 25, 2007.

Raven Shenandoah Acquisition

On May 31, 2007, Legacy purchased certain oil and natural gas properties located in the Permian Basin from Raven Resources, LLC and Shenandoah Petroleum Corporation for a net purchase price of $13.0 million (“Raven Shenandoah Acquisition”). The effective date of this purchase was May 1, 2007. The $13.0 million purchase price was allocated with $6.0 million recorded as lease and well equipment and $7.0 million of leasehold costs. Asset retirement obligations of $378,835 were recorded in connection with this acquisition. The operating results from these Raven Shenandoah Acquisition properties have been included from their acquisition on May 31, 2007.

Raven OBO Acquisition

On August 3, 2007, Legacy purchased certain oil and natural gas properties located primarily in the Permian Basin from Raven Resources, LLC and private parties for a net purchase price of $20.0 million (“Raven OBO Acquisition”). The effective date of this purchase was July 1, 2007. The $20.0 million purchase price was allocated with $1.6 million recorded as lease and well equipment and $18.4 million of leasehold costs. Asset retirement obligations of $224,329 were recorded in connection with this acquisition. The operating results from these Raven OBO Acquisition properties have been included from their acquisition on August 3, 2007.

TOC Acquisition

On October 1, 2007, Legacy purchased certain oil and natural gas properties located in the Texas Panhandle from The Operating Company, et al, for a net purchase price of $60.6 million (“TOC Acquisition”). The effective date of this purchase was September 1, 2007. The $60.6 million purchase price was allocated with $23.7 million recorded as lease and well equipment and $36.9 million of leasehold costs. Asset retirement obligations of $1.6 million were recorded in connection with this acquisition. The operating results from these TOC Acquisition properties have been included from their acquisition on October 1, 2007.

Summit Acquisition

Also on October 1, 2007, Legacy purchased certain oil and natural gas properties located in the Permian Basin from Summit Petroleum Management Corporation for a net purchase price of $13.4 million (“Summit Acquisition”). The effective date of this purchase was September 1, 2007. The $13.4 million purchase price was allocated with $2.1 million recorded as lease and well equipment and $11.3 million as leasehold cost. Asset retirement obligations of $128,705 were recorded in connection with this acquisition. The operating results from these Summit Acquisition properties have been included from their acquisition on October 1, 2007.

COP III Acquisition

On April 30, 2008, Legacy purchased certain oil and natural gas properties located primarily in the Permian Basin and to a lesser degree in Oklahoma and Kansas from a third party for a net purchase price of $78.5 million. The purchase price was paid with the issuance of 1,345,291 newly issued units valued at $27.0 million and $51.5 million paid in cash (“COP III Acquisition”). The effective date of this purchase was January 1, 2008. The $78.5 million purchase price was allocated with $19.5 million recorded as lease and well equipment and $59.0 million as leasehold cost. Asset retirement obligations of $4.0 million were recorded in connection with this acquisition. The operating results from these COP III Acquisition properties have been included from their acquisition on April 30, 2008.

Reeves Unit Exchange

On May 2, 2008, Legacy entered into a non-monetary exchange with Devon Energy in which Legacy exchanged its 12.9% non-operated working interest in the Reeves Unit for a 60% interest in two operated properties. Prior to the exchange, Legacy’s basis in the Reeves Unit was $4.4 million offset by $1.3 million of accumulated depletion. In addition, Legacy had asset retirement obligations of $0.3 million related to the Reeves Unit. Due to the commercial substance of the transaction, the excess fair value of $4.9 million above the carrying value of the Reeves Unit was recorded as a gain on sale of discontinued operation in the period ended June 30, 2008.  Due to immateriality, we have not reflected the operating results of the Reeves Unit separately as a discontinued operation for any of the periods presented.

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit and COP III Acquisitions had each occurred on January 1 of the respective year. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Revenues	$68,857	$34,282	$122,641	$63,595

Net loss	$(175,086)	$(410)	$(194,951)	$(4,409)

Loss per unit - basic and diluted:	$(5.64)	$(0.01)	$(6.28)	$(0.16)

Units used in computing loss per unit:
basic and diluted	31,037	27,366	31,028	26,924

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

Legacy uses Lynch, Chappell and Alsup for legal services. Alan Brown, brother of Cary D. Brown, is a less than ten percent shareholder in this firm. Legacy paid legal fees to Lynch, Chappell and Alsup of $49,308 and $32,661 for the six months ended June 30, 2007 and 2008, respectively.

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

(6)  Fair Value Measurements

We adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 by one year for non-financial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our investments and financial instruments by SFAS No. 157 pricing levels as of June 30, 2008:

	Fair Value Measurements at June 30, 2008 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Total Carrying
	Identical Assets	Inputs	Inputs	Value as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2008
	(Dollars in thousands)
Oil, NGL and natural gas derivative swaps	$-	$(294,492)	$(22,394)	$(316,886)
Oil collars	-	-	(737)	(737)
Interest rate swaps	-	(79)	-	(79)
Total	$-	$(294,571)	$(23,131)	$(317,702)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant
	Unobservable
	Inputs
	(Level 3)
	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
	(Dollars in thousands)
Beginning balance	$(7,849)	$(4,502)
Total gains or (losses)	(16,860)	(20,952)
Settlements	1,578	2,323
Transfers in and/or out of level 3	-	-
Balance as of June 30, 2008	$(23,131)	$(23,131)

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of June 30, 2008	$(15,282)	$(18,629)

 (7)  Derivative Financial Instruments

Due to the volatility of oil and natural gas prices, Legacy periodically enters into price-risk management transactions (e.g., swaps or collars) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure to price fluctuations. While the use of these arrangements limits Legacy’s ability to benefit from increases in the price of oil and natural gas, it also reduces Legacy’s potential exposure to adverse price movements. Legacy’s arrangements, to the extent it enters into any, apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit Legacy’s potential gains from future increases in prices. None of these instruments are used for trading or speculative purposes.

All of these price risk management transactions are considered derivative instruments and accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 — Accounting for Derivative Instruments and Hedging Activities. These derivative instruments are intended to reduce Legacy’s price risk and may be considered hedges for economic purposes but Legacy has chosen not to designate them as cash flow hedges for accounting purposes. Therefore, all derivative instruments are recorded on the balance sheet at fair value with changes in fair value being recorded in earnings for the period ended June 30, 2008.

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

For the three and six months ended June 30, 2007 and 2008, Legacy recognized realized and unrealized gains and losses related to its oil, NGL and natural gas derivatives. The impact on net loss from derivative activities was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Crude oil derivative contract settlements	$(12,595)	$843	$(19,173)	$2,045
Natural gas liquid derivative contract settlements	(1,012)	(41)	(1,733)	(42)
Natural gas derivative contract settlements	(1,535)	560	(1,002)	1,824
Total derivative contract settlements	(15,142)	1,362	(21,908)	3,827

Unrealized change in fair value - oil contracts	(179,302)	(8,096)	(204,578)	(13,183)
Unrealized change in fair value - natural gas liquid contracts	(2,571)	(290)	(2,583)	(290)
Unrealized change in fair value - natural gas contracts	(19,453)	531	(28,191)	(4,070)

Total unrealized change in fair value	(201,326)	(7,855)	(235,352)	(17,543)

Total effect of derivative contracts	$(216,468)	$(6,493)	$(257,260)	$(13,716)

As of June 30, 2008, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
July - December 2008	646,579	$ 74.19	$62.25 - $101.47
2009	1,197,613	$ 72.67	$61.05 - $101.47
2010	1,115,045	$ 71.54	$60.15 - $101.47
2011	879,840	$ 76.36	$67.33 - $101.47
2012	750,000	$ 76.85	$67.72 - $101.47

On June 24, 2008, Legacy entered into a NYMEX West Texas Intermediate crude oil derivative collar contract that combines a put option or “floor” with a call option or “ceiling”. The following table summarizes the contract as of June 30, 2008:

		Average	Average
Calendar Year	Volumes (Bbls)	Floor	Ceiling
2009	75,400	$ 120.00	$ 156.30
2010	71,800	$ 120.00	$ 156.30
2011	68,300	$ 120.00	$ 156.30
2012	65,100	$ 120.00	$ 156.30

As of June 30, 2008, Legacy had the following NYMEX Henry Hub, ANR-OK and Waha natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
July - December 2008	1,589,437	$ 8.05	$6.85 - $9.10
2009	2,924,042	$ 8.06	$6.85 - $10.18
2010	2,610,359	$ 7.85	$6.85 - $9.73
2011	1,908,616	$ 8.00	$6.85 - $8.70
2012	1,371,036	$ 8.01	$6.85 - $8.70

As of June 30, 2008, Legacy had the following natural gas basis swaps in which it receives floating NYMEX prices less a fixed basis differential and pays prices on the floating Waha index, a natural gas hub in West Texas. The prices that Legacy receives for its natural gas sales in the Permian Basin follow Waha more closely than NYMEX:

		Basis
Calendar Year	Volumes (MMBtu)	Range per Mcf
July - December 2008	711,000	($0.84)
2009	1,320,000	($0.68)
2010	1,200,000	($0.57)

As of June 30, 2008, Legacy had the following Mont Belvieu, Non-Tet OPIS natural gas liquids swaps paying floating natural gas liquids prices and receiving fixed prices for a portion of its future natural gas liquids production as indicated below:

		Average	Price
Calendar Year	Volumes (Gal)	Price per Gal	Range per Gal
July - December 2008	3,145,380	$ 1.28	$0.66 - $1.62
2009	2,265,480	$ 1.15	$1.15

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

On March 14, 2008, Legacy entered into a LIBOR interest rate swap beginning in April of 2008 and extending through April of 2011. The swap transaction has Legacy paying its counterparty a fixed rate of 2.68% per annum, and receiving floating rates on a notional amount of $60 million. The swap is settled on a quarterly basis, beginning in July of 2008 and ending in April of 2011.

Legacy accounts for these interest rate swaps pursuant to SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities, as amended. This statement establishes accounting and reporting standards requiring that derivative instruments be recorded at fair market value and included in the balance sheet as assets or liabilities.

As the term of Legacy’s interest rate swaps extends through November of 2011, a period that extends beyond the term of the Legacy Facility, which expires on March 15, 2010, Legacy did not specifically designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings. The table below summarizes the interest rate swap position as of June 30, 2008.

				Estimated
				Fair Market Value
	Fixed	Effective	Maturity	at June 30,
Notional Amount	Rate	Date	Date	2008
(Dollars in thousands)
$29,000	4.8200%	10/16/2007	10/16/2011	$(984)
$13,000	4.8100%	11/16/2007	11/16/2011	(414)
$12,000	4.8075%	11/28/2007	11/28/2011	(376)
$60,000	2.6800%	4/1/2008	4/1/2011	1,695
Total Fair Market Value				$(79)

 (8)  Asset Retirement Obligation

SFAS No. 143 requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at Legacy’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset.

The following table reflects the changes in the ARO during the year ended December 31, 2007 and six months ended June 30, 2008.

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Asset retirement obligation - beginning of period	$15,920	$6,493

Liabilities incurred with properties acquired	6,770	3,033
Liabilities incurred with properties drilled	-	114
Liabilities settled during the period	(160)	(372)
Liabilities associated with properties sold	(304)	-
Current period accretion	518	470
Current period revisions to oil and natural gas properties	-	6,182
Asset retirement obligation - end of period	$22,744	$15,920

 (9)  Unit-Based Compensation

Long-Term Incentive Plan

Concurrent with the Legacy Formation on March 15, 2006, a Long-Term Incentive Plan for Legacy was created and Legacy adopted SFAS No. 123(R)-Share-Based Payment. Legacy adopted the Legacy Reserves LP Long-Term Incentive Plan (“LTIP”) for its employees, consultants and directors, its affiliates and its general partner. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights. The LTIP permits the grant of awards covering an aggregate of 2,000,000 units. As of June 30, 2008, grants of awards net of forfeitures covering 610,466 units had been made, comprised of 493,600 unit options and unit appreciation rights awards, 65,116 restricted unit awards and 51,750 phantom unit awards. The LTIP is administered by the compensation committee of the board of directors of Legacy’s general partner.

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

Unit Options and Unit Appreciation Rights

During the year ended December 31, 2007, Legacy issued 113,000 unit option awards to employees which vest ratably over a three-year period. All options granted in 2007 expire five years from the grant date and are exercisable when they vest. During the six-month period ended June 30, 2008, Legacy issued 84,000 unit appreciation rights (“UARs”) to employees which vest ratably over a three-year period. All UARs granted in 2008 expire five years from the grant date and are exercisable when they vest.

For the six-month periods ended June 30, 2008 and 2007, Legacy recorded $801,369 and $1,094,656, respectively, of compensation expense due to the change in liability from December 31, 2007 and 2006 based on its use of the Black-Scholes model to estimate the June 30, 2008 and 2007 fair value of these unit options and UARs. As of June 30, 2008, there was a total of $1.4 million of unrecognized compensation costs related to the un-exercised and non-vested portion of these unit options and UARs. At June 30, 2008, this cost was expected to be recognized over a weighted-average period of approximately 1.9 years. Compensation expense is based upon the fair value as of June 30, 2008 and is recognized as a percentage of the service period satisfied. Since Legacy has limited trading history, it has used an estimated volatility factor of approximately 42% based upon the historical trends of a representative group of publicly-traded companies in the energy industry and employed the fair value method to estimate the June 30, 2008 fair value to be realized as compensation cost based on the percentage of service period satisfied. In the absence of historical data, Legacy has assumed an estimated forfeiture rate of 5%. As required by SFAS No. 123(R), Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.08 per unit.

A summary of option and UAR activity for the six-months ended June 30, 2008 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Units	Price	Term
Outstanding at January 1, 2008	399,422	$19.73
Granted	84,000	$21.19
Exercised	(5,330)	$17.00
Forfeited	(12,860)	$19.08
Outstanding at June 30, 2008	465,232	$20.05	3.6 years
Options and UARs exercisable at June 30, 2008	147,798	$18.27	2.9 years

The following table summarizes the status of Legacy’s non-vested unit options and UARs since January 1, 2008:

	Non-Vested Options and UARs
		Weighted-
	Number of	Average Fair
	Units	Value
Non-vested at January 1, 2008	336,622	$4.09
Granted	84,000	5.55
Vested - Unexercised	(84,998)	6.74
Vested - Exercised	(5,330)	6.44
Forfeited	(12,860)	3.31
Non-vested at June 30, 2008	317,434	$5.58

Legacy has used a weighted-average risk-free interest rate of 3.3% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at June 30, 2008 whose term is consistent with the expected life of the unit options and UARs. Expected life represents the period of time that options and UARs are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Six Months Ended
June 30,
2008
Expected life (years)	5
Annual interest rate	3.3%
Annual distribution rate per unit	$2.08
Volatility	42%

Restricted and Phantom Units

As described below, Legacy has also issued phantom units under the LTIP. Because Legacy’s current intent is to settle these awards in cash, Legacy is accounting for the phantom units by utilizing the liability method.

On June 27, 2007, Legacy granted 3,000 phantom units to an employee which vest ratably over a five-year period, beginning at the date of grant. On July 16, 2007, Legacy granted 5,000 phantom units to an employee which vest ratably over a five-year period, beginning at the date of grant. On December 3, 2007, Legacy granted 10,000 phantom units to an employee which vest ratably over a three-year period, beginning at the date of grant. On February 4, 2008, Legacy granted 2,750 phantom units to four employees which vest ratably over a three-year period, beginning at the date of grant. On May 1, 2008, Legacy granted 3,000 phantom units to an employee which vest ratably over a three-year period, beginning at the date of grant. In conjunction with these grants, the employees are entitled to distribution equivalent rights (“DERs”) for unvested units held at the date of dividend payment. Compensation expense related to the phantom units and associated DERs was $176,638 and $275 for the six month periods ended June 30, 2008 and 2007, respectively.

On August 20, 2007, the board of directors of Legacy’s general partner, upon recommendation from the Compensation Committee, approved phantom unit awards of up to 175,000 units to five key executives of Legacy based on achievement of targeted annualized per unit distribution levels over a base amount of $1.64 per unit.  These awards are to be determined annually based solely on the annualized level of per unit distributions for the fourth quarter of each calendar year and subsequently vest over a three-year period. There is a range of 0% to 100% of the distribution levels at which the performance condition may be met. For each quarter, management recommends to the board an appropriate level of per unit distribution based on available cash of Legacy. The level of distribution is set by the board subsequent to management’s recommendation. Probable issuances for the purposes of calculating compensation expense associated therewith are determined based on management’s determination of probable future distribution levels. Expense associated with probable vesting is recognized over the period from the date probable vesting is determined to the end of the three-year vesting period. On February 4, 2008 the Compensation Committee approved the award of 28,000 phantom units to our five executive officers. In conjunction with these grants, the executive officers are entitled to DERs for unvested units held at the date of dividend payment. Compensation expense related to the phantom units and associated DERs was $315,865 for the six months ended June 30, 2008.

On March 15, 2006, Legacy issued an aggregate of 52,616 restricted units to two employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. On May 5, 2006, Legacy issued 12,500 restricted units to an employee. The restricted units awarded vest ratably over a five-year period, beginning on March 31, 2007. Compensation expense related to restricted units was $170,328 for both the six months ended June, 30, 2008 and 2007. As of June 30, 2008, there was a total of $325,946 of unrecognized compensation expense related to the non-vested portion of these restricted units. At June 30, 2008, this cost was expected to be recognized over a weighted-average period of 1.4 years. Pursuant to the provisions of SFAS 123(R), Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at June 30, 2008, do not include 25,040 units related to unvested restricted unit awards.

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

 (10)  Subsequent Events

On July 22, 2008, Legacy’s Board of Directors approved a distribution of $0.52 per unit payable on August 14, 2008 to unitholders of record on August 1, 2008.

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

Because of our rapid growth through acquisitions and development of properties, historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results. The operating results of the Binger properties have been included from April 16, 2007, the operating results of the Ameristate properties have been included from May 1, 2007, the operating results of the TSF properties have been included from May 25, 2007, the operating results of the Raven Shenandoah properties have been included from May 31, 2007, the operating results of the Raven OBO properties have been included from August 3, 2007, the operating results from the TOC and Summit Acquisitions have been included from October 1, 2007 and the operating results from the COP III Acquisition have been included from April 30, 2008.

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

Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce, our access to capital and the amount of our cash distributions.

Higher oil and natural gas prices have led to higher demand for drilling rigs, oilfield tubular goods, operating personnel and field supplies and services, and have caused increases in the costs of those goods and services. To date, the higher sales prices have more than offset the higher drilling and operating costs. Given the inherent volatility of oil and natural gas prices, which are influenced by many factors beyond our control, we plan our activities and budget based on sales price assumptions which historically have been lower than the average sales prices received. We focus our efforts on increasing oil and natural gas production and reserves while controlling costs at a level that is appropriate for long-term operations.

We face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from a given well or formation decreases. We attempt to overcome this natural decline by utilizing multiple types of recovery techniques such as secondary (waterflood) and tertiary (CO2) recovery methods to repressure the reservoir and recover additional oil, drilling to find additional reserves, re-stimulating existing wells and acquiring more reserves than we produce. Our future growth will depend on our ability to continue to add reserves in excess of production. We will maintain our focus on adding reserves through acquisitions and exploitation projects. Our ability to add reserves through acquisitions and exploitation projects is dependent upon many factors including our ability to raise capital, obtain regulatory approvals and contract drilling rigs and personnel.

Our revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. As set forth under “Cash Flow from Operations” below, we have hedged a significant portion of our expected production, which allows us to mitigate, but not eliminate, oil and natural gas price risk. We continuously conduct financial sensitivity analyses to assess the effect of changes in pricing and production. These analyses allow us to determine how changes in oil and natural gas prices will affect our ability to execute our capital investment programs and to meet future financial obligations. Further, the financial analyses allow us to monitor any impact such changes in oil and natural gas prices may have on the value of our proved reserves and their impact, if any, on any re-determination of our borrowing base under our credit facility.

Legacy does not specifically designate derivative instruments as cash flow hedges; therefore, the mark-to-market adjustment reflecting the unrealized gain or loss associated with these instruments is recorded in current earnings. As of June 30, 2008, the fair market value of Legacy’s commodity derivative positions was a net liability of $317.6 million based on NYMEX near month prices of $140.00 per Bbl and $13.35 per MMBtu for oil and natural gas, respectively. As of December 31, 2007, the fair market value of Legacy’s commodity derivative positions was a net liability of $82.3 million based on NYMEX near month prices of $95.98 per Bbl and $7.48 per MMBtu for oil and natural gas, respectively. As of July 31, 2008, the NYMEX near month prices for oil and natural gas were $124.08 per Bbl and $9.12 per MMBtu, respectively. As a direct result , the net liability related to the fair market value of Legacy’s commodity derivative positions decreased by $102.8 million.

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

Operating Data

The following table sets forth selected financial and operating data of Legacy for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per unit data)
Revenues:
Oil sales	$48,439	$16,654	$84,488	$28,954
Natural gas liquid sales	4,781	1,072	8,283	1,177
Natural gas sales	13,389	5,010	22,625	8,536
Total revenue	$66,609	$22,736	$115,396	$38,667

Expenses:
Oil and natural gas production	$13,515	$6,088	$23,042	$10,828
Production and other taxes	$4,089	$1,481	$6,558	$2,475
General and administrative	$3,696	$2,769	$6,714	$4,595
Depletion, depreciation, amortization and accretion	$10,523	$6,811	$20,140	$12,106

Realized swap settlements
Realized gain (loss) on oil swaps	$(12,595)	$843	$(19,173)	$2,045
Realized loss on natural gas liquid swaps	$(1,012)	$(41)	$(1,733)	$(42)
Realized gain (loss)on natural gas swaps	$(1,535)	$560	$(1,002)	$1,824
Realized gain (loss) on interest rate swaps	$(162)	$-	$122	$-

Production:
Oil - barrels	396	273	775	501
Natural gas liquids - gallons	2,821	856	5,543	959
Natural gas - Mcf	1,238	718	2,296	1,306
Total (MBoe)	670	413	1,290	742
Average daily production (Boe/d)	7,363	4,538	7,088	4,099

Average sales price per unit:
Oil price per barrel	$122.32	$61.00	$109.02	$57.79
Natural gas liquid price per gallon	$1.69	$1.25	$1.49	$1.23
Natural gas price per Mcf	$10.82	$6.98	$9.85	$6.54
Combined (per Boe)	$99.42	$55.05	$89.45	$52.11

Average sales price per unit (including realized swap settlements):
Oil price per barrel	$90.52	$64.09	$84.28	$61.87
Natural gas liquid price per gallon	$1.34	$1.20	$1.18	$1.18
Natural gas price per Mcf	$9.58	$7.76	$9.42	$7.93
Combined (per Boe)	$76.82	$58.35	$72.47	$57.27

NYMEX oil index prices per barrel:
Beginning of Period	$101.58	$65.87	$95.98	$61.05
End of Period	$140.00	$70.68	$140.00	$70.68

NYMEX gas index prices per Mcf:
Beginning of Period	$10.10	$7.73	$7.48	$6.30
End of Period	$13.35	$6.77	$13.35	$6.77

Average unit costs per Boe:
Production costs, excluding production and other taxes	$20.17	$14.74	$17.86	$14.59
Production and other taxes	$6.10	$3.59	$5.08	$3.34
General and administrative	$5.52	$6.70	$5.20	$6.19
Depletion, depreciation, amortization and accretion	$15.71	$16.49	$15.61	$16.32

Results of Operations

Three-Month Period Ended June 30, 2008 Compared to Three-Month Period Ended June 30, 2007

Legacy’s revenues from the sale of oil were $48.4 million and $16.7 million for the three-month periods ended June 30, 2008 and 2007, respectively. Legacy’s revenues from the sale of NGLs were $4.8 million and $1.1 for the three-month periods ended June 30, 2008 and 2007, respectively. Legacy’s revenues from the sale of natural gas were $13.4 million and $5.0 million for the three-month periods ended June 30, 2008 and 2007, respectively. The $31.7 million increase in oil revenues reflects an increase in oil production of 123 MBbls (45%) due primarily to Legacy’s purchase of the oil and natural gas properties acquired in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit and COP III Acquisitions and the increase in average realized price of $61.32 per Bbl. The $3.7 million increase in proceeds from NGL sales reflects an increase in NGL production of approximately 1,965 MMGal (230%) due primarily to Legacy’s purchase of oil and natural gas properties in the Binger, Ameristate, Raven Shenandoah, Raven OBO, TOC and COP III Acquisitions. The $8.4 million increase in natural gas revenues reflects an increase in natural gas production of approximately 520 MMcf (72%) due primarily to Legacy’s purchase of oil and natural gas properties acquired in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit and COP III Acquisitions, and the increase in average realized price per Mcf of $3.84 per Mcf.

For the three-month period ended June 30, 2008, Legacy recorded $216.4 million of net losses on oil, NGL and natural gas swaps comprised of realized losses of $15.1 million from net cash settlements of oil, NGL and natural gas swap contracts and net unrealized losses of $201.3 million. Legacy had large unrealized net losses from oil swaps because the fixed prices of its oil swap contracts were below the NYMEX index prices at June 30, 2008. As a point of reference, the NYMEX price for light sweet crude oil for the near-month close increased from $101.58 per Bbl at March 31, 2008 to $140.00 per Bbl at June 30, 2008, a price which is greater than the average contract prices of Legacy’s outstanding oil swap contracts. Due to the substantial increase in oil prices during the quarter, the differential between Legacy’s fixed price oil swaps and NYMEX increased, resulting in losses for the quarter. Legacy had unrealized net losses from NGL swaps because the fixed prices of its NGL swap contracts were below the NYMEX index prices at June 30, 2008. Legacy had unrealized net losses from natural gas swaps because the fixed prices of its natural gas swap contracts were below the NYMEX index prices at June 30, 2008. In addition, the NYMEX price for natural gas for the near-month close increased from $10.10 per MMBtu at March 31, 2008 to $13.35 per MMBtu at June 30, 2008, a price which is greater than the average contract prices of Legacy’s outstanding natural gas swap contracts. For the three-month period ended June 30, 2007, Legacy recorded $6.5 million of net losses on oil and natural gas swaps comprised of realized gains of $1.4 million from net cash settlements of oil, NGL and natural gas swap contracts and a net unrealized loss of $8.1 million on oil swap contracts, due to the increase in oil prices during the quarter which increased the differential between the NYMEX oil index price and our fixed price oil swaps, a net unrealized loss of $0.3 million on NGL swap contracts and a net unrealized gain of $0.5 million on natural gas swap contracts, due to the decrease in natural gas prices which decreased the differential between the NYMEX natural gas index price and our fixed price natural gas swaps. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

Legacy’s oil and natural gas production expenses, excluding production and other taxes, increased to $13.5 million ($20.17 per Boe) for the three-month period ended June 30, 2008, from $6.1 million ($14.74 per Boe) for the three-month period ended June 30, 2007. Production expenses increased primarily because of (i) $4.8 million of production expenses related to the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit and COP III Acquisitions, (ii) $0.9 million related to individually non-material acquisitions and (iii) $0.7 million related to increases in ad valorem expenses from higher valuations related to increased oil and natural gas prices, increased well counts and periods of ownership. In addition, the increase in production costs per Boe is consistent with industry-wide cost increases, particularly those directly related to higher commodity prices, such as the cost of electricity, which powers artificial lift equipment and pumps involved in the production of oil.

Legacy’s production and other taxes were $4.1 million and $1.5 million for the three-month periods ended June 30, 2008 and 2007, respectively. Production and other taxes increased primarily because of approximately $1.3 million of taxes related to the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit and COP III Acquisitions. The increase in production and other taxes is primarily due to the increase in realized prices. As production and other taxes are a function of price and volume, the increase is consistent with the increase in realized prices.

Legacy’s general and administrative expenses were $3.7 million and $2.8 million for the three-month periods ended June 30, 2008 and 2007, respectively. General and administrative expenses increased approximately $0.9 million between the three-month periods ended June 30, 2008 and 2007 primarily due to (i) a $0.7 million increase in salaries related to an increased headcount due to growth in our asset base and (ii) a $0.2 million increase in compensation expense related to our LTIP.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $10.5 million and $6.8 million for the three-month periods ended June 30, 2008 and 2007, respectively, reflecting primarily $3.7 million of DD&A related to the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit and COP III Acquisitions. In addition, the decrease in DD&A expense per Boe, from $16.49 to $15.71 for the three-month periods ended June 30, 2007 and 2008, respectively, reflects the higher cost basis of the producing oil and natural gas properties acquired in the Legacy Formation relative to the cost basis of recent acquisitions.

Impairment expense was $4,030 and $189,730 for the three-month periods ended June 30, 2008 and 2007, respectively. In the period ended June 30, 2008, Legacy recognized impairment expense in two producing fields, due primarily to additional costs incurred during the period ended June 30, 2008 on a field from which the future estimated production revenues did not exceed these costs. The impairment expense for the period ended June 30, 2007, involved eight separate fields due primarily to costs incurred in the period during which the estimated production revenues did not exceed the costs.

Legacy recorded interest income of $15,395 for the three-month period ended June 30, 2008, and $46,850 for the three-month period ended June 30, 2007. The decrease of $31,455 is a result of lower average cash balances and lower interest rates for the period ended June 30, 2008.

Due to the $3.6 million mark-to-market gain related to Legacy’s interest rate swaps recorded in earnings for the three-month period ended June 30, 2008, interest expense for the three-month period ended June 30, 2008 reflects income of $1.2 million comprised of the $3.6 million gain and actual interest charges of $2.4 million. Legacy recorded interest expense of  $0.9 million for the three-month period ended June 30, 2007. The higher actual interest charges in the period ended June 30, 2008, over the period ended June 30, 2007, reflect higher average borrowings in the period ended June 30, 2008. Legacy repaid the entire $115.8 million outstanding under its revolving credit facility at the close of its initial public offering on January 18, 2007

Legacy recognized $45,398 and $10,910 in income from its equity interest in the Binger Operations, LLC (“BOL”) for the three-month period ended June 30, 2008 and 2007, respectively. This income is primarily derived from BOL’s less than 1% interest in the Binger Unit. The increase of $34,488 is a result of Legacy’s ownership in BOL for the entire three-month period ended June 30, 2008, whereas Legacy owned the interest for only two months during the three-month period ended June 30, 2007. The additional increase relates to higher average commodity prices in the period ended June 30, 2008, compared to the three-month period ended June 30, 2007.

During the three-month period ended June 30, 2008, Legacy recorded a gain of $4.9 million related to the disposal of our 12.9% non-operated working interest in the Reeves Unit in a non-monetary transaction with Devon Energy in exchange for 60% interest in two operated properties. In addition, Legacy paid $630,000 of cash boot in the transaction. Due to the significant differences in the risk and timing of the cash flows from the exchanged property sets, Legacy has treated this exchange as one having commercial substance. As such, we have calculated the gain on disposal of this discontinued operation based on the fair value of our interest in the Reeves Unit. Due to immateriality, we have not reflected the operating results of the Reeves Unit separately as a discontinued operation for any of the periods presented.

Six-Month Period Ended June 30, 2008 Compared to Six-Month Period Ended June 30, 2007

Legacy’s revenues from the sale of oil were $84.5 million and $29.0 million for the six-month periods ended June 30, 2008 and 2007, respectively. Legacy’s revenues from the sale of NGLs were $8.3 million and $1.2 million for the six-month periods ended June 30, 2008 and 2007, respectively. Legacy’s revenues from the sale of natural gas were $22.6 million and $8.5 million for the six-month periods ended June 30, 2008 and 2007, respectively. The $55.5 million increase in oil revenues reflects an increase in oil production of 274 MBbls (55%) due primarily to Legacy’s purchase of the oil and natural gas properties acquired in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit and COP III Acquisitions and the increase in average realized price of $51.23 per Bbl. The $7.1 million increase in NGLs is due primarily to Legacy’s purchase of oil and natural gas properties in the Binger, Ameristate, Raven Shenandoah, Raven OBO, TOC and COP III Acquisitions. The $14.1 million increase in natural gas revenues reflects an increase in natural gas production of approximately 990 MMcf (76%) due primarily to Legacy’s purchase of oil and natural gas properties acquired in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit and COP III Acquisitions, and the increase in average realized price of $3.31 per Mcf.

For the six-month period ended June 30, 2008, Legacy recorded $257.3 million of net losses on oil, NGL and natural gas swaps comprised of realized losses of $21.9 million from net cash settlements of oil, NGL and natural gas swap contracts and net unrealized losses of $235.4 million. Legacy had unrealized net losses from oil swaps because the fixed prices of its oil swap contracts were below the NYMEX index prices at June 30, 2008. As a point of reference, the NYMEX price for light sweet crude oil for the near-month close increased from $95.98 per Bbl at December 31, 2007 to $140.00 per Bbl at June 30, 2008, a price which is greater than the average contract prices of Legacy’s outstanding oil swap contracts. Due to the increase in oil prices during the six-month period ended June 30, 2008, the differential between Legacy’s fixed price oil swaps and NYMEX increased, resulting in losses for the six-months ended June 30, 2008. Legacy had unrealized net losses from NGL swaps because the fixed prices of its NGL swap contracts were below the NYMEX index prices at June 30, 2008. Legacy had unrealized net losses from natural gas swaps because the fixed prices of its natural gas swap contracts were below the NYMEX index prices at June 30, 2008. In addition, the NYMEX price for natural gas for the near-month close increased from $7.48 per MMBtu at December 31, 2007 to $13.35 per MMBtu at June 30, 2008, a price which is greater than the average contract prices of Legacy’s outstanding natural gas swap contracts. For the six-month period ended June 30, 2007, Legacy recorded $13.7 million of net losses on oil, NGL and natural gas swaps. This net loss is comprised of realized gains of $3.8 million from net cash settlements of oil and natural gas swap contracts and a net unrealized loss of $13.2 million on oil swap contracts. The unrealized loss on oil swap contracts is due to the increase in oil prices during the quarter ended June 30, 2007, which increased the differential between the NYMEX oil index price and our fixed price oil swaps. The remaining balance is due to a net unrealized loss of $0.3 million on NGL swap contracts and a net unrealized loss of $4.0 million on natural gas swap contracts. The unrealized loss on natural gas swap contracts is due to the increase in natural gas prices which increased the differential between the NYMEX natural gas index price and our fixed price natural gas swaps. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

Legacy’s oil and natural gas production expenses, excluding production and other taxes, increased to $23.0 million ($17.86 per Boe) for the six-month period ended June 30, 2008, from $10.8 million ($14.59 per Boe) for the six-month period ended June 30, 2007. Production expenses increased primarily because of (i) $8.3 million of production expenses related to the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit and COP III Acquisitions, (ii) $0.9 million related to individually non-material acquisitions and (iii) $1.0 million related to increases in ad valorem expenses from increased well counts and periods of ownership. In addition, the increase in production costs per Boe is consistent with industry-wide cost increases, particularly those directly related to higher commodity prices, such as the cost of electricity, which powers artificial lift equipment and pumps involved in the production of oil.

Legacy’s production and other taxes were $6.6 million and $2.5 million for the six-month periods ended June 30, 2008 and 2007, respectively. Production and other taxes increased primarily because of approximately $2.2 million of taxes related to the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit and COP III Acquisitions. The remaining increase in production and other taxes is primarily due to the increase in realized prices. As production and other taxes are a function of price and volume, the increase is consistent with the increase in realized prices.

Legacy’s general and administrative expenses were $6.7 million and $4.6 million for the six-month periods ended June 30, 2008 and 2007, respectively. General and administrative expenses increased approximately $2.1 million between periods primarily due to (i) $1.3 million increase in executive salaries, (ii) $0.4 million increase in accounting and audit fees, (iii) $0.2 million increase in compensation expense related to our LTIP and (iv) increased employee costs related to business expansion.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $20.1 million and $12.1 million for the six-month periods ended June 30, 2008 and 2007, respectively, reflecting primarily $7.1 million of DD&A related to the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit and COP III Acquisitions. In addition, the decrease in DD&A expense per Boe, from $16.32 to $15.61 for the six-month periods ended June 30, 2007 and 2008, respectively, reflects the higher cost basis of the producing oil and natural gas properties acquired in the Legacy Formation relative to the cost basis of recent acquisitions.

Impairment expense was $108,185 and $279,700 for the six-month periods ended June 30, 2008 and 2007, respectively. In the period ended June 30, 2008, Legacy recognized impairment expense in three producing fields, due primarily to additional costs incurred during the period ended June 30, 2008 on fields from which the future estimated production revenues did not exceed these costs. The impairment expense for the period ended June 30, 2007, involved eight separate fields due primarily to costs incurred in the period during which the estimated production revenues did not exceed the costs.

Legacy recorded interest income of $70,652 for the six-month period ended June 30, 2008 and $151,158 for the six-month period ended June 30, 2007. The decrease of $80,506 is a result of lower average cash balances for the period ended June 30, 2008.

Interest expense was $3.0 million and $1.5 million for the six-month periods ended June 30, 2008 and 2007, respectively, reflecting higher average borrowings in the period ended June 30, 2008. Legacy repaid the entire $115.8 million outstanding under its revolving credit facility at the close of its initial public offering on January 18, 2007. In addition, Legacy recorded a $1.4 million reduction in non-cash interest expense related to the mark-to-market of its interest rate swaps for the six-month period ended June 30, 2008.

Legacy recognized $87,415 and $10,910 in income from its equity interest in BOL for the six-month periods ended June 30, 2008 and 2007, respectively. This income is primarily derived from BOL’s less than 1% interest in the Binger Unit.

During the six-month period ended June 30, 2008, Legacy recorded a gain of $4.9 million related to the disposal of our 12.9% non-operated working interest in the Reeves Unit in a non-monetary transaction with Devon Energy in exchange for 60% interest in two operated properties. In addition, Legacy paid $630,000 of cash boot in the transaction. Due to the significant differences in the risk and timing of the cash flows from the exchanged property sets, Legacy has treated this exchange as one having commercial substance. As such, we have calculated the gain on disposal of this discontinued operation based on the fair value of our interest in the Reeves Unit. Due to immateriality, we have not reflected the operating results of the Reeves Unit separately as a discontinued operation for any of the periods presented.

Capital Resources and Liquidity

Legacy’s primary sources of capital and liquidity have been bank borrowings, cash flow from operations, its private offering in March 2006, the IPO in January 2007 and its private offering in November 2007. To date, Legacy’s primary use of capital has been for acquisitions, repayment of bank borrowings and development of oil and natural gas properties.

As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in growing reserves and production will be highly dependent on capital resources available to us and our success in acquiring and developing additional reserves. We actively review acquisition opportunities on an ongoing basis. If we were to make significant additional acquisitions for cash, we would need to borrow additional amounts under our credit facility, if available, or obtain additional debt or equity financing. Our credit facility imposes certain restrictions on our ability to obtain additional debt financing. Based upon current oil and natural gas price expectations for the year ending December 31, 2008, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our credit facility will provide us sufficient working capital to meet our planned capital expenditures of $28.6 million and planned annual cash distributions of $60.9 million for 2008, which includes the $13.4 million and $15.2 million of distributions paid in the first and second quarters of 2008, respectively, and $16.15 million of planned distributions during each of the third and fourth quarters of 2008. Please read “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

Legacy’s net cash provided by operating activities was $67.4 million and $15.0 million for the six-month periods ended June 30, 2008 and 2007, respectively, with the 2008 period being favorably impacted by higher sales volumes and higher commodity prices, offset by the higher working capital needs of our growing business.

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

We enter into oil, NGL and natural gas derivatives to reduce the impact of oil, NGL and natural gas price volatility on our operations. Currently, we use swaps and collars to offset price volatility on NYMEX oil, NGL and natural gas prices, which do not include the additional net discount that we typically experience in the Permian Basin. At June 30, 2008, we had in place oil, NGL and natural gas swaps covering significant portions of our estimated 2008 through 2012 oil, NGL and natural gas production. We have swap contracts covering approximately 71% of our remaining expected oil, natural gas liquid and natural gas production for 2008. We also have swap contracts covering approximately 59% of our currently expected oil and natural gas production for 2009 through 2012 from existing estimated total proved reserves.

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

The following tables summarize, for the periods indicated, our oil and natural gas swaps currently in place through December 31, 2012. We use swaps and collars as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are settled based upon the NYMEX price of oil at Cushing, Oklahoma, and NYMEX price of natural gas at Henry Hub and ANR-OK on the average of the three final trading days of the month and settlement occurs on the fifth day of the production month.

		Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
July - December 2008	646,579	$ 74.19	$62.25 - $101.47
2009	1,343,613	$ 79.99	$61.05 - $140.00
2010	1,261,045	$ 79.47	$60.15 - $140.00
2011	1,025,840	$ 85.42	$67.33 - $140.00
2012	750,000	$ 76.85	$67.72 - $101.47

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
July - December 2008	1,589,437	$ 8.05	$6.85 - $9.10
2009	2,924,042	$ 8.06	$6.85 - $10.18
2010	2,610,359	$ 7.85	$6.85 - $9.73
2011	1,908,616	$ 8.00	$6.85 - $8.70
2012	1,371,036	$ 8.01	$6.85 - $8.70

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

		Basis
Calendar Year	Volumes (MMBtu)	Range per Mcf
July - December 2008	711,000	($0.84)
2009	1,320,000	($0.68)
2010	1,200,000	($0.57)

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

		Average	Price
Calendar Year	Volumes (Gal)	Price per Gal	Range per Gal
July - December 2008	3,145,380	$ 1.28	$0.66 - $1.62
2009	2,265,480	$ 1.15	$1.15

On June 24, 2008, Legacy entered into a NYMEX West Texas Intermediate crude oil derivative collar contract that combines a put option or “floor” with a call option or “ceiling”. The following table summarizes the oil collar contract currently in place through December 31, 2012.

		Average	Average
Calendar Year	Volumes (Bbls)	Floor	Ceiling
2009	75,400	$ 120.00	$ 156.30
2010	71,800	$ 120.00	$ 156.30
2011	68,300	$ 120.00	$ 156.30
2012	65,100	$ 120.00	$ 156.30

Investing Activities — Acquisitions and Capital Expenditures

Legacy’s cash capital expenditures were $113.6 million for the six-month period ended June 30, 2008. The total includes $106.3 million for acquisition of oil and natural gas properties in the COP III Acquisition and several small acquisitions and $7.3 million of development projects.

Legacy’s cash capital expenditures were $69.8 million for the six-month period ended June 30, 2007. The total includes $61.8 million for the acquisition of oil and natural gas properties in four acquisitions and $8.0 million of development projects.

We currently anticipate that our drilling budget, which predominantly consists of drilling, re-completion and re-fracture stimulation projects will be $28.6 million for the year ending December 31, 2008. Our remaining borrowing capacity under our revolving credit facility is $102.7 million as of August 6, 2008. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs, casing and tubing and labor crews. Based upon current oil and natural gas price expectations for the year ending December 31, 2008, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our planned capital expenditures of $28.6 million and planned annual cash distributions of $60.9 million for the year ending December 31, 2008. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Financing Activities

Our Revolving Credit Facility

At the closing of our private equity offering on March 15, 2006, we entered into a four-year, $300 million revolving credit facility with BNP Paribas as administrative agent. On October 24, 2007, the maximum credit amount was increased to $500 million as part of the Third Amendment to the credit agreement. Our obligations under the credit facility are secured by mortgages on more than 80% of our oil and gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base, currently at $320 million, which was initially set at $130 million and was increased on April 24, 2008 to $272 million. Pursuant to the Fourth Amendment to the credit agreement, the borrowing base was initially increased to $272 million and increased further to $320 million coincident with the closing of the COP III Acquisition, which closed on April 30, 2008, and the satisfaction of certain customary conditions under the credit facility. The borrowing base is subject to semi-annual re-determinations on April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to re-determine the borrowing base between scheduled re-determinations. We also have the right, once during each calendar year, to request the re-determination of the borrowing base upon the proposed acquisition of certain oil and gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders and any decrease in the borrowing base must be approved by the lenders holding 66 2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66 2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral.

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

 At June 30, 2008, Legacy was in compliance with all financial and other covenants of the credit facility.

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

Effect if Different Assumptions Used:  Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the three-month period ended June 30, 2008 by approximately 10%.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the Partnership’s fiscal year 2009. Based upon the June 30, 2008 balance sheet, the statement would have no impact.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the spot market prices applicable to our natural gas production and the prevailing price for crude oil and NGLs. Pricing for oil, NGLs and natural gas has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, such as the strength of the global economy.

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

As of June 30, 2008, the fair market value of Legacy’s commodity derivative positions was a net liability of $317.6 million based on NYMEX near month prices of $140.00 per Bbl and $13.35 per MMBtu for oil and natural gas, respectively. As of December 31, 2007, the fair market value of Legacy’s commodity derivative positions was a net liability of $82.3 million based on NYMEX near month prices of $95.98 per Bbl and $7.48 per MMBtu for oil and natural gas, respectively. As of July 31, 2008, the NYMEX near month prices for oil and natural gas were $124.08 per Bbl and $9.12 per MMBtu, respectively. As a direct result , the net liability related to the fair market value of Legacy’s commodity derivative positions decreased by $102.8 million. The oil, NGL and natural gas swaps for 2008 through December 31, 2012 are tabulated in the tables presented above under “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operations.”

Interest Rate Risks

At June 30, 2008, Legacy had debt outstanding of $206.0 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for the six-month period ended June 30, 2008 was 5.23%. A 1% increase in LIBOR on Legacy’s outstanding debt as of June 30, 2008 would result in an estimated $0.9 million increase in annual interest expense as Legacy has entered into interest rate swaps to mitigate the volatility of interest rates through November of 2011 on $114 million of floating rate debt to a weighted average fixed rate of 3.69%.

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

Our management, with the participation of our General Partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon that evaluation and subject to the foregoing, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Our annual meeting of unitholders was held Monday, May 19, 2008. The item submitted to unitholders for vote was the election of seven nominees to serve on the board of directors of our general partner during 2008 and until our next annual meeting. Notice of the meeting and proxy information was distributed to unitholders prior to the meeting in accordance with law. There were no solicitations in opposition to the nominees. Out of a total of 29,715,965 units outstanding and entitled to vote, 24,870,341 units (83.69%) were present at the meeting in person or by proxy.

Election of Directors
There were seven nominees for election to serve as directors of our general partner. Each of the nominees for election to the board of directors was currently a director of Legacy Reserves GP, LLC. The vote tabulation with respect to each nominee to the Board was as follows:

Nominee	For	Withheld
Cary D. Brown	24,754,700	115,641
Kyle A. McGraw	24,756,775	113,566
Dale A. Brown	24,703,134	167,207
G. Larry Lawrence	24,755,427	114,914
William D. (Bill) Sullivan	24,756,949	113,392
William R. Granberry	24,766,492	103,849
Kyle D. Vann	24,756,047	114,294

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
3.5
Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.4)

4.1
Registration Rights Agreement dated June 29, 2006 between Henry Holding LP and Legacy Reserves LP and Legacy Reserves GP, LLC (the “Henry Registration Rights Agreement”) (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 4.2)

4.2
Registration Rights Agreement dated March 15, 2006 by and among Legacy Reserves LP, Legacy Reserves GP, LLC and the other parties thereto (the “Founders Registration Rights Agreement”) (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 4.3)

4.3
Registration Rights Agreement dated April 16, 2007 by and among Nielson & Associates, Inc., Legacy Reserves GP, LLC and Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s Quarterly Report on Form 10-Q (File No. 001-33249) filed May 14, 2007, Exhibit 4.4)

10.1	Fourth Amendment to Credit Agreement dated April 24, 2008 (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K (File No. 001-33249) filed April 25, 2008, Exhibit 10.1)
10.2
Purchase, Sale and Contribution Agreement dated March 13, 2008, by and among Crown Oil Partners III, LP, BC Operating, Inc. and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K (File No. 001-33249) filed May 5, 2008, Exhibit 10.1)

31.1*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)

* Filed herewith