Form 10-Q
period 2008-09-30
LEGACY RESERVES LP
filed 2008-11-07
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

31,074,339 units representing limited partner interests in the registrant were outstanding as of November 6, 2008.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Current assets:
Cash and cash equivalents	$7,668	$9,604
Accounts receivable, net:
Oil and natural gas	24,107	19,025
Joint interest owners	5,269	4,253
Affiliated entities and other (Note 4)	382	26
Fair value of derivatives (Notes 6 and 7)	1,986	310
Prepaid expenses and other current assets	4,791	340
Total current assets	44,203	33,558

Oil and natural gas properties, at cost:
Proved oil and natural gas properties, at cost, using the
successful efforts method of accounting:	709,831	512,396
Unproved properties	78	78
Accumulated depletion, depreciation and amortization	(103,049)	(72,294)
	606,860	440,180

Other property and equipment, net of accumulated depreciaton and
amortization of $605 and $251, respectively	1,993	775
Deposits on pending acquisitions	3,087	-
Operating rights, net of amortization of $1,286 and $865, respectively	5,731	6,151
Fair value of derivatives (Notes 6 and 7)	2,129	-
Other assets, net of amortization of $777 and $391, respectively	956	822
Investment in equity method investee (Note 3)	89	92
Total assets	$665,048	$481,578

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND UNITHOLDERS' EQUITY

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Current liabilities:
Accounts payable	$3,515	$2,320
Accrued oil and natural gas liabilities	22,675	10,102
Fair value of derivatives (Notes 6 and 7)	28,416	26,761
Asset retirement obligation (Note 8)	2,405	845
Other (Note 10)	5,477	3,429
Total current liabilities	62,488	43,457
Long-term debt (Note 2)	231,000	110,000
Asset retirement obligation (Note 8)	29,476	15,075
Fair value of derivatives (Notes 6 and 7)	72,264	57,316
Other long-term liabilites	251	-
Total liabilities	395,479	225,848

Commitments and contingencies (Note 5)
Unitholders' equity:
Limited partners' equity - 31,049,299 and 29,670,887 units issued
and outstanding at September 30, 2008 and December 31, 2007, respectively	269,511	255,663
General partner's equity (approximately 0.1%)	58	67
Total unitholders' equity	269,569	255,730
Total liabilities and unitholders' equity	$665,048	$481,578

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per unit data)
Revenues:
Oil sales	$47,912	$22,442	$132,400	$51,396
Natural gas liquids sales	5,031	1,714	13,314	2,891
Natural gas sales	12,668	5,241	35,293	13,776
Total revenues	65,611	29,397	181,007	68,063

Expenses:
Oil and natural gas production	15,784	7,580	38,827	18,408
Production and other taxes	4,096	1,886	10,654	4,361
General and administrative	2,158	1,443	8,872	6,039
Depletion, depreciation, amortization and accretion	13,082	6,959	33,223	19,065
Impairment of long-lived assets	339	950	447	1,230
Loss on disposal of assets	317	156	391	387
Total expenses	35,776	18,974	92,414	49,490

Operating income	29,835	10,423	88,593	18,573

Other income (expense):
Interest income	11	54	82	205
Interest expense (Notes 2, 6 and 7)	(4,198)	(1,905)	(7,164)	(3,423)
Equity in income of partnerships	47	30	135	41
Realized gain (loss) on oil, NGL and natural gas swaps (Notes 6 and 7)	(19,750)	408	(41,659)	4,236
Unrealized gain (loss) on oil, NGL and natural gas swaps (Notes 6 and 7)	222,138	(6,844)	(13,214)	(24,388)
Other	(9)	-	(28)	1
Income (loss) before income taxes	228,074	2,166	26,745	(4,755)
Income taxes	(122)	-	(628)	-
Income (loss) from continuing operations	227,952	2,166	26,117	(4,755)
Gain on sale of discontinued operation (Note 3)	-	-	4,954	-
Net income (loss)	$227,952	$2,166	$31,071	$(4,755)

Income (loss) from continuing operations per unit - basic and diluted (Note 9)	$7.34	$0.08	$0.86	$(0.19)

Gain on discontinued operation per unit - basic and diluted	$-	$-	$0.16	$-

Net income (loss) per unit - basic and diluted (Note 9)	$7.34	$0.08	$1.02	$(0.19)

Weighted average number of units used in computing net income per unit -
basic	31,041	26,022	30,443	25,493

diluted	31,076	26,073	30,492	25,493

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

				Total
	Number of	Limited	General	Unitholders'
	Limited Partner Units	Partner	Partner	Equity
	(In thousands)

Balance, December 31, 2007	29,671	$255,663	$67	$255,730

Costs associated with private placement equity offering in prior period	-	(6)	-	(6)
Units issued to Legacy Board of Directors for services	13	263	-	263
Compensation expense on restricted unit awards issued to employees	-	256	-	256
Vesting of restricted units	20	-	-	-
Units issued in COP III acquisition	1,345	27,000	-	27,000
Distributions to unitholders, $1.46 per unit	-	(44,718)	(27)	(44,745)
Net income	-	31,053	18	31,071
Balance, September 30, 2008	31,049	$269,511	$58	$269,569

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$31,071	$(4,755)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	33,223	19,065
Amortization of debt issuance costs	386	140
Impairment of long-lived assets	447	1,230
Loss on derivatives	54,456	20,426
Equity in income of partnership	(134)	(41)
Amortization of unit-based compensation	1,295	(69)
(Gain) loss on disposal of assets	(4,563)	387
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(5,082)	(4,997)
(Increase) decrease in accounts receivable, joint interest owners	(1,016)	695
(Increase) decrease in accounts receivable, other	(356)	11
Increase in other current assets	(4,451)	(559)
Increase (decrease) in accounts payable	1,195	(2,250)
Increase in accrued oil and natural gas liabilities	12,573	2,685
Increase in other liabilities	844	1,331
Total adjustments	88,817	38,054
Net cash provided by operating activities	119,888	33,299
Cash flows from investing activities:
Investment in oil and natural gas properties	(151,372)	(98,267)
Increase in deposit on pending acquisition	(3,087)	(4,638)
Investment in other equipment	(1,573)	(502)
Net cash settlements on oil and natural gas swaps	(41,659)	4,236
Investment in equity method investee	137	(46)
Net cash used in investing activities	(197,554)	(99,217)
Cash flows from financing activities:
Proceeds from long-term debt	188,000	111,000
Payments of long-term debt	(67,000)	(133,800)
Payments of debt issuance costs	(519)	(336)
Proceeds (costs) from issuance of units, net	(6)	121,555
Distributions to unitholders	(44,745)	(29,204)
Net cash provided by financing activities	75,730	69,215
Net increase (decrease) in cash and cash equivalents	(1,936)	3,297
Cash and cash equivalents, beginning of period	9,604	1,062
Cash and cash equivalents, end of period	$7,668	$4,359

Non-Cash Investing and Financing Activities:

Asset retirement obligations associated with property acquisitions	$15,694	$1,023
Units issued in exchange for oil and natural gas properties	$27,000	$18,022

Non-cash excahnge of oil and gas properties:
Properties received in exchange	$7,746	$-
Properties delivered in exchange	$(3,122)	$-

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

Legacy owns and operates oil and natural gas producing properties located primarily in the Permian Basin of West Texas and Southeast New Mexico and the Mid-continent region. Legacy has acquired oil and natural gas producing properties and undrilled leaseholds.

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements for and as of the three and nine months ended September 30, 2008 and 2007.

(b)  Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. Statement No. 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. Legacy adopted the statement effective January 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows. See Note 6 for other disclosures required by Statement No. 157.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be the Partnership’s fiscal year 2009. The impact, if any, will depend on the nature and size of business combinations Legacy consummates after the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the Partnership’s fiscal year 2009. Based upon the September 30, 2008 balance sheet, the statement would have no impact.

In March, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires disclosures related to objectives and strategies for using derivatives; the fair-value amounts of, and gains and losses on, derivative instruments; and credit-risk-related contingent features in derivative agreements. This statement is effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008, which will be the Partnership’s fiscal year 2009. The effect on Legacy’s disclosures for derivative instruments as a result of the adoption of SFAS 161 in 2009 will depend on the Legacy’s derivative instruments and hedging activities at that time.

(2)  Credit Facility

As an integral part of the formation of Legacy, Legacy entered into a credit agreement with a senior credit facility (the “Legacy Facility”). Legacy has oil and natural gas properties pledged as collateral for borrowings under the Legacy Facility. The initial terms of the Legacy Facility permitted borrowings in the lesser amount of (i) the borrowing base, or (ii) $300 million, increased to $500 million pursuant to the Third Amendment effective October 24, 2007. The borrowing base under the Legacy Facility, $320 million as of September 30, 2008, was initially set at $130 million. Pursuant to the Fourth Amendment to the credit agreement, the borrowing base was initially increased to $272 million as of April 24, 2008 and further increased to $320 million coincident with the closing of the COP III Acquisition, which closed on April 30, 2008. The borrowing base is re-determined every six months and will be adjusted based upon changes in the fair market value of Legacy’s oil and natural gas assets. Under the Legacy Facility, as amended, interest on debt outstanding is charged based on Legacy’s selection of a LIBOR rate plus 1.25% to 1.875%, or the alternate base rate (“ABR”) which equals the higher of the prime rate or the Federal funds effective rate plus 0.50%, plus an applicable margin between 0% and 0.25%.

As of September 30, 2008, Legacy had outstanding borrowings of $231 million at a weighted-average interest rate of 4.6%. Legacy had approximately $88.7 million of availability remaining under the Legacy Facility as of September 30, 2008. For the three-month and nine-month periods ended September 30, 2008, Legacy paid $2.5 million and $6.2 million of interest expense on the Legacy Facility, respectively. The Legacy Facility contains certain loan covenants requiring minimum financial ratio coverages, including the current ratio and EBITDA to interest expense. At September 30, 2008, Legacy was in compliance with all aspects of the Legacy Facility.

Long-term debt consists of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Legacy Facility- due March 2010	$231,000	$110,000

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

Reeves Unit Exchange

On May 2, 2008, Legacy entered into a non-monetary exchange with Devon Energy in which Legacy exchanged its 12.9% non-operated working interest in the Reeves Unit for a 60% interest in two operated properties. Prior to the exchange, Legacy’s basis in the Reeves Unit was $4.4 million offset by $1.3 million of accumulated depletion. In addition, Legacy had asset retirement obligations of $0.3 million related to the Reeves Unit. Due to the commercial substance of the transaction, the excess fair value of $4.9 million above the carrying value of the Reeves Unit was recorded as a gain on sale of discontinued operation in the nine-month period ended September 30, 2008. Due to immateriality, Legacy has not reflected the operating results of the Reeves Unit separately as a discontinued operation for any of the periods presented.

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit and COP III Acquisitions had each occurred on January 1 of the respective year. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per unit data)
Revenues	$65,611	$38,783	$188,252	$102,377

Net income (loss)	$227,952	$3,937	$33,001	$(294)

Income (loss) per unit - basic and diluted:	$7.34	$0.14	$1.06	$(0.01)

Units used in computing income (loss) per unit:
basic	31,041	27,367	31,032	27,073

diluted	31,076	27,418	31,081	27,073

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

Legacy uses Lynch, Chappell and Alsup for legal services. Alan Brown, brother of Cary D. Brown, is a less than ten percent shareholder in this firm. Legacy paid legal fees to Lynch, Chappell and Alsup of $88,253 and $87,274 for the nine months ended September 30, 2008 and 2007, respectively.

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

On September 24, 2008, Legacy entered into a participation agreement with Black Oak Resources, LLC committing up to $20 million over three years to jointly invest in and develop oil and natural gas properties. Unless Black Oak Resources, LLC were to increase the $110 million of equity commitments initially committed or enter into a borrowing relationship, Legacy’s obligations are expected to be in the range of $8 million over the next three years.

(6)  Fair Value Measurements

Legacy adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 by one year for non-financial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Legacy considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that Legacy values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps and interest rate swaps.

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). Legacy's valuation models are primarily industry standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, and (c) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 3 instruments primarily include derivative instruments, such as basis swaps and NGL derivative swaps. Although Legacy utilizes third party broker quotes to assess the reasonableness of its prices and valuation techniques, Legacy does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 2.

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our investments and financial instruments by SFAS No. 157 pricing levels as of September 30, 2008:

	Fair Value Measurements at September 30, 2008 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Total Carrying
	Identical Assets	Inputs	Inputs	Value as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2008
	(Dollars in thousands)
Oil, NGL and natural gas derivative swaps	$-	$(102,707)	$1,436	$(101,271)
Oil collars	-	-	5,785	5,785
Interest rate swaps	-	(1,079)	-	(1,079)
Total	$-	$(103,786)	$7,221	$(96,565)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	(Dollars in thousands)
Beginning balance	$(23,131)	$(4,502)
Total gains or (losses)	28,793	7,841
Settlements	1,559	3,882
Transfers in and/or out of level 3	-	-
Balance as of September 30, 2008	$7,221	$7,221

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of September 30, 2008	$30,352	$11,723

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

All of these price risk management transactions are considered derivative instruments and accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 — Accounting for Derivative Instruments and Hedging Activities. These derivative instruments are intended to reduce Legacy’s price risk and may be considered hedges for economic purposes but Legacy has chosen not to designate them as cash flow hedges for accounting purposes. Therefore, all derivative instruments are recorded on the balance sheet at fair value with changes in fair value being recorded in earnings for the period ended September 30, 2008.

By using derivative instruments to mitigate exposures to changes in commodity prices, Legacy is exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes Legacy, which creates repayment risk. Legacy minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties that are parties to our Credit Agreement.

For the three and nine months ended September 30, 2008 and 2007, Legacy recognized realized and unrealized gains and losses related to its oil, NGL and natural gas derivatives. The impact on net loss from derivative activities was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Crude oil derivative contract settlements	$(17,463)	$(846)	$(36,636)	$1,199
Natural gas liquid derivative contract settlements	(1,359)	(118)	(3,092)	(159)
Natural gas derivative contract settlements	(928)	1,372	(1,931)	3,196
Total derivative contract settlements	(19,750)	408	(41,659)	4,236

Unrealized change in fair value - oil contracts	185,730	(7,677)	(18,848)	(20,861)
Unrealized change in fair value - natural gas liquid contracts	4,143	(650)	1,560	(941)
Unrealized change in fair value - natural gas contracts	32,265	1,483	4,074	(2,586)
Total unrealized change in fair value	222,138	(6,844)	(13,214)	(24,388)

Total effect of derivative contracts	$202,388	$(6,436)	$(54,873)	$(20,152)

As of September 30, 2008, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
October - December 2008	326,781	$ 74.62	$62.25 - $108.50
2009	1,488,969	$ 82.82	$61.05 - $140.00
2010	1,397,973	$ 82.37	$60.15 - $140.00
2011	1,155,712	$ 88.07	$67.33 - $140.00
2012	873,812	$ 81.41	$67.72 - $109.20

On June 24, 2008, Legacy entered into a NYMEX West Texas Intermediate crude oil derivative collar contract that combines a put option or “floor” with a call option or “ceiling”. The following table summarizes the contract as of September 30, 2008:

		Average	Average
Calendar Year	Volumes (Bbls)	Floor	Ceiling
2009	75,400	$ 120.00	$ 156.30
2010	71,800	$ 120.00	$ 156.30
2011	68,300	$ 120.00	$ 156.30
2012	65,100	$ 120.00	$ 156.30

As of September 30, 2008, Legacy had the following NYMEX Henry Hub, ANR-OK and Waha natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
October - December 2008	837,071	$ 8.13	$6.85 - $9.10
2009	3,167,142	$ 8.06	$6.85 - $10.18
2010	2,840,859	$ 7.87	$6.85 - $9.73
2011	2,127,316	$ 8.01	$6.85 - $8.70
2012	1,579,736	$ 8.02	$6.85 - $8.70

As of September 30, 2008, Legacy had the following natural gas basis swaps in which it receives floating NYMEX prices less a fixed basis differential and pays prices on the floating Waha index, a natural gas hub in West Texas. The prices that Legacy receives for its natural gas sales in the Permian Basin follow Waha more closely than NYMEX:

		Basis
Calendar Year	Volumes (MMBtu)	Range per Mcf
October - December 2008	355,500	($0.84)
2009	1,320,000	($0.68)
2010	1,200,000	($0.57)

As of September 30, 2008, Legacy had the following Mont Belvieu, Non-Tet OPIS natural gas liquids swaps paying floating natural gas liquids prices and receiving fixed prices for a portion of its future natural gas liquids production as indicated below:

		Average	Price
Calendar Year	Volumes (Gal)	Price per Gal	Range per Gal
October - December 2008	1,582,035	$ 1.27	$0.66 - $1.62
2009	2,265,480	$ 1.15	$1.15

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

As the term of Legacy’s interest rate swaps extends through November of 2011, a period that extends beyond the term of the Legacy Facility, which expires on March 15, 2010, Legacy did not specifically designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings. The table below summarizes the interest rate swap position as of September 30, 2008.

				Estimated
				Fair Market Value
	Fixed	Effective	Maturity	at September 30,
Notional Amount	Rate	Date	Date	2008
(Dollars in thousands)
$29,000	4.8200%	10/16/2007	10/16/2011	$(1,182)
$13,000	4.8100%	11/16/2007	11/16/2011	(516)
$12,000	4.8075%	11/28/2007	11/28/2011	(476)
$60,000	2.6800%	4/1/2008	4/1/2011	1,095
			Total Fair Market Value	$(1,079)

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

The following table reflects the changes in the ARO during the year ended December 31, 2007 and nine months ended September 30, 2008.

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Asset retirement obligation - beginning of period	$15,920	$6,493

Liabilities incurred with properties acquired	15,694	3,033
Liabilities incurred with properties drilled	-	114
Liabilities settled during the period	(314)	(372)
Liabilities associated with properties sold	(304)	-
Current period accretion	885	470
Current period revisions to oil and natural gas properties	-	6,182
Asset retirement obligation - end of period	$31,881	$15,920

(9)  Earnings (Loss) Per Unit

The following table sets forth the computation of basic and diluted net earnings (loss) per unit:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per unit data)

Income (loss) available to unitholders	$227,952	$2,166	$31,071	$(4,755)
Weighted average number of units outstanding	31,041	26,022	30,443	25,493
Effect of dilutive securities:
Unit options	21	31	30	-
Restricted units	14	20	19	-
Weighted average units and potential units outstanding	31,076	26,073	30,492	25,493
Basic and diluted earnings (loss) per unit	$7.34	$0.08	$1.02	$(0.19)

 (10)  Unit-Based Compensation

Long-Term Incentive Plan

Concurrent with the Legacy Formation on March 15, 2006, a Long-Term Incentive Plan for Legacy was created and Legacy adopted SFAS No. 123(R)-Share-Based Payment. Legacy adopted the Legacy Reserves LP Long-Term Incentive Plan (“LTIP”) for its employees, consultants and directors, its affiliates and its general partner. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights. The LTIP permits the grant of awards covering an aggregate of 2,000,000 units. As of September 30, 2008, grants of awards net of forfeitures covering 728,916 units had been made, comprised of 612,050 unit options and unit appreciation rights awards, 65,116 restricted unit awards and 51,750 phantom unit awards. The LTIP is administered by the compensation committee of the board of directors of Legacy’s general partner (the “Compensation Committee”).

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

Unit Options and Unit Appreciation Rights

During the year ended December 31, 2007, Legacy issued 113,000 unit option awards to employees which vest ratably over a three-year period. All options granted in 2007 expire five years from the grant date and are exercisable when they vest. During the nine-month period ended September 30, 2008, Legacy issued 96,000 unit appreciation rights (“UARs”) to employees which vest ratably over a three-year period and 108,450 UAR’s to employees which cliff-vest at the end of a three year period. All UARs granted in 2008 expire five years from the grant date and are exercisable when they vest.

For the nine-month periods ended September 30, 2008 and 2007, Legacy recorded $258,127 and $855,345, respectively, of compensation expense due to the change in liability from December 31, 2007 and 2006 based on its use of the Black-Scholes model to estimate the September 30, 2008 and 2007 fair value of these unit options and UARs. As of September 30, 2008, there was a total of $0.7 million of unrecognized compensation costs related to the un-exercised and non-vested portion of these unit options and UARs. At September 30, 2008, this cost was expected to be recognized over a weighted-average period of approximately 2.1 years. Compensation expense is based upon the fair value as of September 30, 2008 and is recognized as a percentage of the service period satisfied. Since Legacy has limited trading history, it has used an estimated volatility factor of approximately 51% based upon the historical trends of a representative group of publicly-traded companies in the energy industry and employed the fair value method to estimate the September 30, 2008 fair value to be realized as compensation cost based on the percentage of service period satisfied. In the absence of historical data, Legacy has assumed an estimated forfeiture rate of 5%. As required by SFAS No. 123(R), Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.08 per unit.

A summary of option and UAR activity for the nine-months ended September 30, 2008 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Units	Price	Term
Outstanding at January 1, 2008	399,422	$19.73
Granted	204,450	$20.66
Exercised	(5,330)	$17.00
Forfeited	(14,860)	$19.44
Outstanding at September 30, 2008	583,682	$20.09	3.7 years
Options and UARs exercisable at September 30, 2008	154,136	$18.61	2.7 years

The following table summarizes the status of Legacy’s non-vested unit options and UARs since January 1, 2008:

	Non-Vested Options and UARs
		Weighted-
	Number of	Average Fair
	Units	Value
Non-vested at January 1, 2008	336,622	$4.09
Granted	204,450	2.18
Vested - Unexercised	(91,336)	3.84
Vested - Exercised	(5,330)	6.44
Forfeited	(14,860)	3.20
Non-vested at September 30, 2008	429,546	$2.74

Legacy has used a weighted-average risk-free interest rate of 3.0% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at September 30, 2008 whose term is consistent with the expected life of the unit options and UARs. Expected life represents the period of time that options and UARs are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Nine Months Ended
September 30,
2008
Expected life (years)	5
Annual interest rate	3.0%
Annual distribution rate per unit	$2.08
Volatility	51%

Restricted and Phantom Units

As described below, Legacy has also issued phantom units under the LTIP. Because Legacy’s current intent is to settle these awards in cash, Legacy is accounting for the phantom units by utilizing the liability method.

On June 27, 2007, Legacy granted 3,000 phantom units to an employee which vest ratably over a five-year period, beginning at the date of grant. On July 16, 2007, Legacy granted 5,000 phantom units to an employee which vest ratably over a five-year period, beginning at the date of grant. On December 3, 2007, Legacy granted 10,000 phantom units to an employee which vest ratably over a three-year period, beginning at the date of grant. On February 4, 2008, Legacy granted 2,750 phantom units to four employees which vest ratably over a three-year period, beginning at the date of grant. On May 1, 2008, Legacy granted 3,000 phantom units to an employee which vest ratably over a three-year period, beginning at the date of grant. In conjunction with these grants, the employees are entitled to distribution equivalent rights (“DERs”) for unvested units held at the date of dividend payment. Compensation expense related to the phantom units and associated DERs was $190,043 and $22,027 for the nine month periods ended September 30, 2008 and 2007, respectively.

On August 20, 2007, the board of directors of Legacy’s general partner, upon recommendation from the Compensation Committee, approved phantom unit awards of up to 175,000 units to five key executives of Legacy based on achievement of targeted annualized per unit distribution levels over a base amount of $1.64 per unit.  These awards are to be determined annually based solely on the annualized level of per unit distributions for the fourth quarter of each calendar year and subsequently vest over a three-year period. There is a range of 0% to 100% of the distribution levels at which the performance condition may be met. For each quarter, management recommends to the board an appropriate level of per unit distribution based on available cash of Legacy. The level of distribution is set by the board subsequent to management’s recommendation. Probable issuances for the purposes of calculating compensation expense associated therewith are determined based on management’s determination of probable future distribution levels. Expense associated with probable vesting is recognized over the period from the date probable vesting is determined to the end of the three-year vesting period. On February 4, 2008 the Compensation Committee approved the award of 28,000 phantom units to Legacy’s five executive officers. In conjunction with these grants, the executive officers are entitled to DERs for unvested units held at the date of dividend payment. Compensation expense related to the phantom units and associated DERs was $392,551 for the nine months ended September 30, 2008.

On March 15, 2006, Legacy issued an aggregate of 52,616 restricted units to two employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. On May 5, 2006, Legacy issued 12,500 restricted units to an employee. The restricted units awarded vest ratably over a five-year period, beginning on March 31, 2007. Compensation expense related to restricted units was $255,492 for both the nine months ended September, 30, 2008 and 2007. As of September 30, 2008, there was a total of $240,782 of unrecognized compensation expense related to the non-vested portion of these restricted units. At September 30, 2008, this cost was expected to be recognized over a weighted-average period of 1.3 years. Pursuant to the provisions of SFAS 123(R), Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at September 30, 2008, do not include 25,040 units related to unvested restricted unit awards.

On May 1, 2006, Legacy granted and issued 1,750 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $17.00 at the time of grant. On November 26, 2007, Legacy granted and issued 1,750 units to each of its four non-employee directors as part of their annual compensation for serving on Legacy’s board. The value of each unit was $21.32 at the time of grant. On March 5, 2008, Legacy issued 583 units, granted on January 23, 2008, to its newly elected non-employee director as part of his pro-rata annual compensation for serving on Legacy’s board. The value of each unit was $21.20 at the time of grant. On August 29, 2008, Legacy issued 2,500 units, granted on August 26, 2008, to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $20.09 at the time of issuance.

 (10)  Subsequent Events

On October 1, 2008, Legacy closed its previously announced acquisition of all the membership interests of Pantwist, LLC from Cano Petroleum, Inc. for an aggregate purchase price of approximately $40.8 million, subject to customary post-closing adjustments, paid in cash. Pantwist owns certain oil and natural gas properties in Carson, Gray, Hutchison and Moore counties in the Texas Panhandle.

On October 6, 2008, Legacy entered into a Fifth Amendment to the Credit Agreement (the “Fifth Amendment”) to the Legacy Facility. Pursuant to the Fifth Amendment, the borrowing base has been increased to $383.76 million. Additionally, the Legacy Facility provides that Legacy may elect that borrowings be comprised entirely of ABR loans or Eurodollar loans. Under the Fifth Amendment, interest on the loans is determined as follows: with respect to ABR Loans, the alternate base rate equals the higher of the prime rate or the Federal funds effective rate plus 0.50%, plus an applicable margin between 0% and 0.50%; and with respect to Eurodollar loans, interest is calculated using LIBOR plus an applicable margin ranging from and including 1.50% and 2.125% depending on the percentage of the borrowing base that is outstanding at any given time.

On October 6, 2008, Legacy entered into LIBOR interest rate swaps beginning on October 10, 2008, and extending through October 10, 2011 covering $100 million notional amount of the outstanding borrowings under its Credit Agreement. Under the swap transactions Legacy pays a weighted average fixed rate of 3.185% per annum and Legacy’s counterparties pay Legacy a floating rate of interest based on LIBOR.

On October 23, 2008, Legacy’s Board of Directors approved a distribution of $0.52 per unit payable on November 14, 2008 to unitholders of record on November 3, 2008.

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

The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Legacy’s Annual Report on Form 10-K for the year ended December 31, 2007 and this Quarterly Report on Form 10-Q in Item 1A. under “Risk Factors.” The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Our revenues, cash flow from operations and future growth depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Recently, oil and natural gas prices have declined from a high of $145.29 per Bbl for oil and $13.58 per MMbtu for natural gas in July of 2008 to a recent low of $62.73 per Bbl for oil and $6.12 per MMbtu for natural gas on October 28, 2008 and October 27, 2008, respectively. Such significant decline in oil and natural gas prices may have an adverse impact on our cash flow from operations and our future growth.

Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce, our access to capital and the amount of our cash distributions.

During the first three quarters of 2008, higher oil and natural gas prices led to higher demand for drilling rigs, oilfield tubular goods, operating personnel and field supplies and services, and caused increases in the costs of those goods and services. To date, the higher sales prices have more than offset the higher drilling and operating costs. Given the inherent volatility of oil and natural gas prices, which are influenced by many factors beyond our control, we plan our activities and budget based on sales price assumptions which historically have been lower than the average sales prices received. If drilling and operating costs remain comparatively high in a low sales price environment, our financial results may be adversely affected. For the remainder of 2008, we have hedged approximately 65% of our expected Boe production, exposing us to downside risk for the remainder of such production. We focus our efforts on increasing oil and natural gas production and reserves while controlling costs at a level that is appropriate for long-term operations.

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

Our revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. As set forth under “Cash Flow from Operations” below, we have hedged a significant portion of our expected production, which allows us to mitigate, but not eliminate, oil and natural gas price risk. We continuously conduct financial sensitivity analyses to assess the effect of changes in pricing and production. These analyses allow us to determine how changes in oil and natural gas prices will affect our ability to execute our capital investment programs and to meet future financial obligations. Further, the financial analyses allow us to monitor any impact such changes in oil and natural gas prices may have on the value of our proved reserves and their impact, if any, on any re-determination of our borrowing base under our credit facility. Finally, the current level of oil and natural gas prices may result in impairment charges in the fourth quarter.

Legacy does not specifically designate derivative instruments as cash flow hedges; therefore, the mark-to-market adjustment reflecting the unrealized gain or loss associated with these instruments is recorded in current earnings. As of September 30, 2008, the fair market value of Legacy’s commodity derivative positions was a net liability of $95.5 million based on NYMEX near month prices of $100.64 per Bbl and $7.72 per MMBtu for oil and natural gas, respectively. As of December 31, 2007, the fair market value of Legacy’s commodity derivative positions was a net liability of $82.3 million based on NYMEX near month prices of $95.98 per Bbl and $7.48 per MMBtu for oil and natural gas, respectively. As of October 31, 2008, the NYMEX near month prices for oil and natural gas were $67.81 per Bbl and $6.78 per MMBtu, respectively. As a direct result, the net liability related to the fair market value of Legacy’s commodity derivative positions decreased by $137.5 million to a net asset position of $42.0 million.

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

Operating Data

The following table sets forth selected financial and operating data of Legacy for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per unit data)
Revenues:
Oil sales	$47,912	$22,442	$132,400	$51,396
Natural gas liquid sales	5,031	1,714	13,314	2,891
Natural gas sales	12,668	5,241	35,293	13,776
Total revenue	$65,611	$29,397	$181,007	$68,063

Expenses:
Oil and natural gas production	$15,784	$7,580	$38,827	$18,408
Production and other taxes	$4,096	$1,886	$10,654	$4,361
General and administrative	$2,158	$1,443	$8,872	$6,039
Depletion, depreciation, amortization and accretion	$13,082	$6,959	$33,223	$19,065

Realized swap settlements
Realized gain (loss) on oil swaps	$(17,463)	$(846)	$(36,636)	$1,199
Realized loss on natural gas liquid swaps	$(1,359)	$(118)	$(3,092)	$(159)
Realized gain (loss) on natural gas swaps	$(928)	$1,372	$(1,931)	$3,196
Realized loss on interest rate swaps	$(289)	$-	$(412)	$-

Production:
Oil - barrels	416	312	1,191	814
Natural gas liquids - gallons	3,301	1,345	8,843	2,304
Natural gas - Mcf	1,222	801	3,518	2,107
Total (MBoe)	698	478	1,988	1,220
Average daily production (Boe/d)	7,587	5,196	7,255	4,469

Average sales price per unit:
Oil price per barrel	$115.17	$71.93	$111.17	$63.14
Natural gas liquid price per gallon	$1.52	$1.27	$1.51	$1.25
Natural gas price per Mcf	$10.37	$6.54	$10.03	$6.54
Combined (per Boe)	$94.00	$61.50	$91.05	$55.79

Average sales price per unit (including realized swap settlements):
Oil price per barrel	$73.19	$69.22	$80.41	$64.61
Natural gas liquid price per gallon	$1.11	$1.19	$1.16	$1.19
Natural gas price per Mcf	$9.61	$8.26	$9.48	$8.06
Combined (per Boe)	$65.70	$62.35	$70.09	$59.26

NYMEX oil index prices per barrel:
Beginning of Period	$140.00	$70.68	$95.98	$61.05
End of Period	$100.64	$81.66	$100.64	$81.66

NYMEX gas index prices per Mcf:
Beginning of Period	$13.35	$6.77	$7.48	$6.30
End of Period	$7.72	$6.87	$7.72	$6.87

Average unit costs per Boe:
Production costs, excluding production and other taxes	$22.61	$15.86	$19.53	$15.09
Production and other taxes	$5.87	$3.95	$5.36	$3.57
General and administrative	$3.09	$3.02	$4.46	$4.95
Depletion, depreciation, amortization and accretion	$18.74	$14.56	$16.71	$15.63

Results of Operations

Three-Month Period Ended September 30, 2008 Compared to Three-Month Period Ended September 30, 2007

Legacy’s revenues from the sale of oil were $47.9 million and $22.4 million for the three-month periods ended September 30, 2008 and 2007, respectively. Legacy’s revenues from the sale of NGLs were $5.0 million and $1.7 million for the three-month periods ended September 30, 2008 and 2007, respectively. Legacy’s revenues from the sale of natural gas were $12.7 million and $5.2 million for the three-month periods ended September 30, 2008 and 2007, respectively. The $25.5 million increase in oil revenues reflects an increase in oil production of 104 MBbls (33%) due primarily to Legacy’s purchase of the oil and natural gas properties acquired in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit and COP III Acquisitions and the increase in average realized price of $43.24 per Bbl. The $3.3 million increase in proceeds from NGL sales reflects an increase in NGL production of approximately 1,956 MMGal (145%) due primarily to Legacy’s purchase of oil and natural gas properties in the Binger, Ameristate, Raven Shenandoah, Raven OBO, TOC and COP III Acquisitions. The $7.4 million increase in natural gas revenues reflects an increase in natural gas production of approximately 421 MMcf (53%) due primarily to Legacy’s purchase of oil and natural gas properties acquired in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit and COP III Acquisitions, and the increase in average realized price of $3.82 per Mcf.

For the three-month period ended September 30, 2008, Legacy recorded $202.4 million of net gains on oil, NGL and natural gas swaps comprised of realized losses of $19.75 million from net cash settlements of oil, NGL and natural gas swap contracts and net unrealized gains of $222.1 million. Legacy had large unrealized net gains from oil swaps because the price of oil decreased during the three-month period ended September 30, 2008. As a point of reference, the NYMEX price for light sweet crude oil for the near-month close decreased from $140.00 per Bbl at June 30, 2008 to $100.64 per Bbl at September 30, 2008, a price which is greater than the average contract prices of Legacy’s outstanding oil swap contracts, but less than the price at June 30, 2008, resulting in a reduction of the liability. Due to the substantial decrease in oil prices during the quarter, the differential between Legacy’s fixed price oil swaps and NYMEX decreased, resulting in gains for the quarter. Legacy had unrealized net gains from NGL swaps because NGL prices decreased during the three-month period ended September 30, 2008. Legacy had unrealized net gains from natural gas swaps because the NYMEX natural gas prices declined during the three-month period ended September 30, 2008. As a point of reference, the NYMEX price for natural gas for the near-month close decreased from $13.35 per MMBtu at June 30, 2008 to $7.72 per MMBtu at September 30, 2008, a price which is greater than the average contract prices of Legacy’s outstanding natural gas swap contracts, but less than the price at June 30, 2008, resulting in a reduction of the liability. For the three-month period ended September 30, 2007, Legacy recorded $6.4 million of net losses on oil, NGL and natural gas swaps comprised of realized gains of $0.4 million from net cash settlements of oil, NGL and natural gas swap contracts and a net unrealized loss of $7.7 million on oil swap contracts, due to the increase in oil prices during the quarter which increased the differential between the NYMEX oil index price and our fixed price oil swaps, a net unrealized loss of $0.6 million on NGL swap contracts and a net unrealized gain of $1.5 million on natural gas swap contracts, due to the addition of natural gas swaps at fixed prices greater than the NYMEX natural gas index price, which offset any potential unrealized losses related to the increase in natural gas prices during the period. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

Legacy’s oil and natural gas production expenses, excluding production and other taxes, increased to $15.8 million ($22.61 per Boe) for the three-month period ended September 30, 2008, from $7.6 million ($15.86 per Boe) for the three-month period ended September 30, 2007. Production expenses increased primarily because of (i) $4.1 million of production expenses related to the TOC, Summit and COP III Acquisitions, (ii) $1.3 million related to individually non-material acquisitions and (iii) $1.0 million related to increases in ad valorem expenses from higher valuations related to increased oil and natural gas prices, increased well counts and periods of ownership. In addition, the increase in production costs per Boe is consistent with industry-wide cost increases, particularly those directly related to higher commodity prices, such as the cost of electricity, which powers artificial lift equipment and pumps involved in the production of oil.

Legacy’s production and other taxes were $4.1 million and $1.9 million for the three-month periods ended September 30, 2008 and 2007, respectively. Production and other taxes increased primarily because of approximately $0.7 million of taxes related to the TOC, Summit and COP III Acquisitions and $0.3 million of taxes related to individually non-material acquisitions. The increase in production and other taxes is primarily due to the increase in realized prices. As production and other taxes are a function of price and volume, the increase is consistent with the increase in realized prices.

Legacy’s general and administrative expenses were $2.2 million and $1.4 million for the three-month periods ended September 30, 2008 and 2007, respectively. General and administrative expenses increased approximately $0.8 million between the three-month periods ended September 30, 2008 and 2007 primarily due to increases in salaries related to an increased headcount due to growth in our asset base.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $13.1 million and $7.0 million for the three-month periods ended September 30, 2008 and 2007, respectively. DD&A increased primarily because of $2.7 million of DD&A related to the TOC, Summit and COP III Acquisitions. In addition, the increase in DD&A expense per Boe, from $14.56 to $18.74 for the three-month periods ended September 30, 2007 and 2008, respectively, reflects the higher cost basis of the producing oil and natural gas properties acquired in recent acquisitions.

Impairment expense was $339,015 and $950,174 for the three-month periods ended September 30, 2008 and 2007, respectively. In the period ended September 30, 2008, Legacy recognized impairment expense in twelve separate producing fields, due primarily to lower commodity prices and rising production costs. The impairment expense for the period ended September 30, 2007, involved seventeen separate fields due primarily to costs incurred in the period during which the estimated production revenues did not exceed the costs.

Legacy recorded interest income of $11,310 for the three-month period ended September 30, 2008, and $54,284 for the three-month period ended September 30, 2007. The decrease of $42,974 is a result of lower average cash balances and lower interest rates for the period ended September 30, 2008.

Legacy recorded interest expense of $4.2 million and $1.9 million for the three-month periods ended September 30, 2008 and 2007, respectively, reflecting higher average borrowings in the period ended September 30, 2008 as well as $1.0 million in non-cash mark-to-market expenses from the increase in the interest rate swap liability. Legacy repaid the entire $115.8 million outstanding under its revolving credit facility at the close of its initial public offering on January 18, 2007.

Legacy recognized $47,286 and $29,690 in income from its equity interest in the Binger Operations, LLC (“BOL”) for the three-month period ended September 30, 2008 and 2007, respectively. This income is primarily derived from BOL’s less than 1% interest in the Binger Unit. The increase of $17,596 is a result of higher average commodity prices in the period ended September 30, 2008, compared to the three-month period ended September 30, 2007.

Nine-Month Period Ended September 30, 2008 Compared to Nine-Month Period Ended September 30, 2007

Legacy’s revenues from the sale of oil were $132.4 million and $51.4 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Legacy’s revenues from the sale of NGLs were $13.3 million and $2.9 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Legacy’s revenues from the sale of natural gas were $35.3 million and $13.8 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The $81.0 million increase in oil revenues reflects an increase in oil production of 377 MBbls (46%) due primarily to Legacy’s purchase of the oil and natural gas properties acquired in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit and COP III Acquisitions and the increase in average realized price of $48.03 per Bbl. The $10.4 million increase in NGLs is due primarily to Legacy’s purchase of oil and natural gas properties in the Binger, Ameristate, Raven Shenandoah, Raven OBO, TOC and COP III Acquisitions. The $21.5 million increase in natural gas revenues reflects an increase in natural gas production of approximately 1,411 MMcf (67%) due primarily to Legacy’s purchase of oil and natural gas properties acquired in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit and COP III Acquisitions, and the increase in average realized price of $3.49 per Mcf.

For the nine-month period ended September 30, 2008, Legacy recorded $54.9 million of net losses on oil, NGL and natural gas swaps comprised of realized losses of $41.7 million from net cash settlements of oil, NGL and natural gas swap contracts and net unrealized losses of $13.2 million. Legacy had unrealized net losses from oil swaps because the fixed prices of its oil swap contracts were below the NYMEX index prices at September 30, 2008. As a point of reference, the NYMEX price for light sweet crude oil for the near-month close increased from $95.98 per Bbl at December 31, 2007 to $100.64 per Bbl at September 30, 2008, a price which is greater than the average contract prices of Legacy’s outstanding oil swap contracts. Due to the increase in oil prices during the nine-month period ended September 30, 2008, the differential between Legacy’s fixed price oil swaps and NYMEX increased, resulting in losses for the nine-months ended September 30, 2008. Legacy had unrealized net gains from NGL swaps because the fixed prices of its NGL swap contracts were above the NYMEX index prices at September 30, 2008. Legacy had unrealized net gains from natural gas swaps because the fixed prices of its natural gas swap contracts were above the NYMEX index prices at September 30, 2008. In addition, the NYMEX price for natural gas for the near-month close increased from $7.48 per MMBtu at December 31, 2007 to $7.72 per MMBtu at September 30, 2008, a price which is less than the average contract prices of Legacy’s outstanding natural gas swap contracts. For the nine-month period ended September 30, 2007, Legacy recorded $20.2 million of net losses on oil, NGL and natural gas swaps. This net loss is comprised of realized gains of $4.2 million from net cash settlements of oil and natural gas swap contracts and a net unrealized loss of $20.9 million on oil swap contracts. The unrealized loss on oil swap contracts is due to the increase in oil prices during the nine-month period ended September 30, 2007, which increased the differential between the NYMEX oil index price and our fixed price oil swaps. The remaining balance is due to a net unrealized loss of $0.9 million on NGL swap contracts and a net unrealized loss of $2.6 million on natural gas swap contracts. The unrealized loss on natural gas swap contracts is due to the increase in natural gas prices which increased the differential between the NYMEX natural gas index price and our fixed price natural gas swaps. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

Legacy’s oil and natural gas production expenses, excluding production and other taxes, increased to $38.8 million ($19.53 per Boe) for the nine-month period ended September 30, 2008, from $18.4 million ($15.09 per Boe) for the nine-month period ended September 30, 2007. Production expenses increased primarily because of (i) $12.4 million of production expenses related to the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit and COP III Acquisitions, (ii) $2.2 million related to individually non-material acquisitions and (iii) $2.0 million related to increases in ad valorem expenses from increased well counts and periods of ownership. In addition, the increase in production costs per Boe is consistent with industry-wide cost increases, particularly those directly related to higher commodity prices, such as the cost of electricity, which powers artificial lift equipment and pumps involved in the production of oil.

Legacy’s production and other taxes were $10.7 million and $4.4 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Production and other taxes increased primarily because of approximately $2.9 million of taxes related to the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit and COP III Acquisitions. The remaining increase in production and other taxes is primarily due to the increase in realized prices. As production and other taxes are a function of price and volume, the increase is consistent with the increase in realized prices.

Legacy’s general and administrative expenses were $8.9 million and $6.0 million for the nine-month periods ended September 30, 2008 and 2007, respectively. General and administrative expenses increased approximately $2.9 million between periods primarily due to (i) $2.3 million increase in salaries, (ii) $0.5 million increase in accounting and audit fees and (iii) $0.2 million increase in compensation expense related to our LTIP.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $33.2 million and $19.1 million for the nine-month periods ended September 30, 2008 and 2007, respectively. DD&A increased primarily because of $9.8 million of DD&A related to the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit and COP III Acquisitions. In addition, the increase in DD&A expense per Boe, from $15.63 to $16.71 for the nine-month periods ended September 30, 2007 and 2008, respectively, reflects the higher cost basis of the producing oil and natural gas properties acquired in recent acquisitions.

Impairment expense was $447,200 and $1,229,874 for the nine-month periods ended September 30, 2008 and 2007, respectively. In the period ended September 30, 2008, Legacy recognized impairment expense in fifteen producing fields, due primarily to additional costs incurred, lower commodity prices and rising production costs during the period ended September 30, 2008. The impairment expense for the period ended September 30, 2007, involved thirty separate fields due primarily to costs incurred in the period during which the estimated production revenues did not exceed the costs.

Legacy recorded interest income of $81,962 for the nine-month period ended September 30, 2008 and $205,443 for the nine-month period ended September 30, 2007. The decrease of $123,481 is a result of lower average cash balances for the period ended September 30, 2008.

Interest expense was $7.2 million and $3.4 million for the nine-month periods ended September 30, 2008 and 2007, respectively, reflecting higher average borrowings in the period ended September 30, 2008. Legacy repaid the entire $115.8 million outstanding under its revolving credit facility at the close of its initial public offering on January 18, 2007.

Legacy recognized $134,701 and $40,600 in income from its equity interest in BOL for the nine-month periods ended September 30, 2008 and 2007, respectively. This income is primarily derived from BOL’s less than 1% interest in the Binger Unit. The increase of $94,101 is a result of higher average commodity prices in the nine-month period ended September 30, 2008, compared to the nine-month period ended September 30, 2007 as well as a full nine-month period of ownership in 2008 compared to only a five-month period of ownership for the nine-month period ended September 30, 2007.

During the nine-month period ended September 30, 2008, Legacy recorded a gain of $4.9 million related to the disposal of our 12.9% non-operated working interest in the Reeves Unit in a non-monetary transaction with Devon Energy in exchange for 60% interest in two operated properties. In addition, Legacy paid $630,000 of cash boot in the transaction. Due to the significant differences in the risk and timing of the cash flows from the exchanged property sets, Legacy has treated this exchange as one having commercial substance. As such, we have calculated the gain on disposal of this discontinued operation based on the fair value of our interest in the Reeves Unit. Due to immateriality, we have not reflected the operating results of the Reeves Unit separately as a discontinued operation for any of the periods presented.

Capital Resources and Liquidity

Legacy’s primary sources of capital and liquidity have been bank borrowings, cash flow from operations, its private offering in March 2006, the IPO in January 2007 and its private offering in November 2007. To date, Legacy’s primary use of capital has been for acquisitions, repayment of bank borrowings and development of oil and natural gas properties.

As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in growing reserves and production will be highly dependent on capital resources available to us and our success in acquiring and developing additional reserves. We actively review acquisition opportunities on an ongoing basis. If we were to make significant additional acquisitions for cash, we would need to borrow additional amounts under our credit facility, if available, or obtain additional debt or equity financing. Our credit facility imposes certain restrictions on our ability to obtain additional debt financing. Based upon current oil and natural gas price expectations for the year ending December 31, 2008, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our credit facility will provide us sufficient working capital to meet our planned capital expenditures of $27.0 million and planned annual cash distributions of $60.9 million for 2008, which includes the $13.4 million, $15.2 million and $16.1 million of distributions paid in the first, second and third quarters of 2008, respectively, and $16.2 million of planned distributions during the fourth quarter of 2008. Please read “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

Legacy’s net cash provided by operating activities was $119.9 million and $33.3 million for the nine-month periods ended September 30, 2008 and 2007, respectively, with the 2008 period being favorably impacted by higher sales volumes and higher commodity prices, offset by the higher working capital needs of our growing business.

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

We enter into oil, NGL and natural gas derivatives to reduce the impact of oil, NGL and natural gas price volatility on our operations. Currently, we use swaps and collars to offset price volatility on NYMEX oil, NGL and natural gas prices, which do not include the additional net discount that we typically experience in the Permian Basin. At September 30, 2008, we had in place oil, NGL and natural gas swaps covering significant portions of our estimated 2008 through 2012 oil, NGL and natural gas production. As of November 7, 2008, we have swap contracts covering approximately 65% of our remaining expected oil, natural gas liquid and natural gas production for 2008. As of November 7, 2008, we also have swap and collar contracts covering approximately 58% of our currently expected oil and natural gas production for 2009 through 2012 from existing estimated total proved reserves.

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

The following tables summarize, for the periods indicated, our oil and natural gas swaps currently in place as of November 7, 2008, through December 31, 2012. We use swaps and collars as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are settled based upon the NYMEX price of oil at Cushing, Oklahoma, and NYMEX price of natural gas at Henry Hub and ANR-OK on the average of the three final trading days of the month and settlement occurs on the fifth day of the production month.

		Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
October - December 2008	326,781	$ 74.62	$62.25 - $108.50
2009	1,488,969	$ 82.82	$61.05 - $140.00
2010	1,397,973	$ 82.37	$60.15 - $140.00
2011	1,155,712	$ 88.07	$67.33 - $140.00
2012	873,812	$ 81.41	$67.72 - $109.20

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
October - December 2008	837,071	$ 8.13	$6.85 - $9.10
2009	3,167,142	$ 8.06	$6.85 - $10.18
2010	2,840,859	$ 7.87	$6.85 - $9.73
2011	2,127,316	$ 8.01	$6.85 - $8.70
2012	1,579,736	$ 8.02	$6.85 - $8.70

In July 2006, we entered into natural gas basis swaps to receive floating NYMEX natural gas prices less a fixed basis differential and pay prices based on the floating Waha index, a natural gas hub in West Texas. The prices that we receive for our natural gas sales follow Waha more closely than NYMEX. The basis swaps thereby provide a better match between our natural gas sales and the settlement payments on our natural gas swaps. The following table summarizes, for the periods indicated, our NYMEX natural gas basis swaps currently in place as of November 7, 2008, through December 31, 2010.

		Basis
Calendar Year	Volumes (MMBtu)	Range per Mcf
October - December 2008	355,500	($0.84)
2009	1,320,000	($0.68)
2010	1,200,000	($0.57)

On March 30, 2007, we entered into natural gas liquids swaps to hedge the impact of volatility in the spot prices of natural gas liquids. On September 7, 2007, we entered into additional natural gas liquids swaps. These swaps hedge the spot prices for ethane, propane, iso-butane, normal butane and natural gasoline tracked on the Mont Belvieu, Non-Tet OPIS exchange. The following table summarizes, for the periods indicated, our Mont Belvieu, Non-Tet Opis natural gas liquids swaps currently in place as of November 7, 2008, through December 31, 2009.

		Average	Price
Calendar Year	Volumes (Gal)	Price per Gal	Range per Gal
October - December 2008	1,582,035	$ 1.27	$0.66 - $1.62
2009	2,265,480	$ 1.15	$1.15

On June 24, 2008, Legacy entered into a NYMEX West Texas Intermediate crude oil derivative collar contract that combines a put option or “floor” with a call option or “ceiling”. The following table summarizes the oil collar contract currently in place as of November 7, 2008, through December 31, 2012.

		Average	Average
Calendar Year	Volumes (Bbls)	Floor	Ceiling
2009	75,400	$ 120.00	$ 156.30
2010	71,800	$ 120.00	$ 156.30
2011	68,300	$ 120.00	$ 156.30
2012	65,100	$ 120.00	$ 156.30

Investing Activities — Acquisitions and Capital Expenditures

Legacy’s cash capital expenditures were $151.4 million for the nine-month period ended September 30, 2008. The total includes $133.1 million for acquisition of oil and natural gas properties in the COP III Acquisition and several small acquisitions and $18.3 million of development projects.

Legacy’s cash capital expenditures were $98.3 million for the nine-month period ended September 30, 2007. The total includes $88.0 million for the acquisition of oil and natural gas properties in five acquisitions and $10.3 million of development projects.

We currently anticipate that our drilling budget, which predominantly consists of drilling, re-completion and re-fracture stimulation projects will be $27.0 million for the year ending December 31, 2008. Our remaining borrowing capacity under our revolving credit facility is $98.5 million as of November 7, 2008. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs, casing and tubing and labor crews. Based upon current oil and natural gas price expectations for the year ending December 31, 2008, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our planned capital expenditures of $27.0 million and planned annual cash distributions of $60.9 million for the year ending December 31, 2008. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

On September 24, 2008, Legacy entered into a participation agreement with Black Oak Resources, LLC committing up to $20 million over three years to jointly invest in and develop oil and natural gas properties. Unless Black Oak Resources, LLC were to increase the $110 million of equity commitments initially committed or enter into a borrowing relationship, Legacy’s obligations are expected to be in the range of $8 million over the next three years.

Financing Activities

Our Revolving Credit Facility

At the closing of our private equity offering on March 15, 2006, we entered into a four-year, $300 million revolving credit facility with BNP Paribas as administrative agent. On October 24, 2007, the maximum credit amount was increased to $500 million as part of the Third Amendment to the credit agreement. Our obligations under the credit facility are secured by mortgages on more than 80% of our oil and gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base, currently at $383.76 million, which was initially set at $130 million and was increased on October 6, 2008 to $383.76 million pursuant to the Fifth Amendment. The borrowing base is subject to semi-annual re-determinations on April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to re-determine the borrowing base between scheduled re-determinations. We also have the right, once during each calendar year, to request the re-determination of the borrowing base upon the proposed acquisition of certain oil and gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders and any decrease in the borrowing base must be approved by the lenders holding 66 2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66 2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral.

We may elect that borrowings be comprised entirely of alternate base rate (ABR) loans or Eurodollar loans. Interest on the loans is determined as follows:

•	with respect to ABR loans, the alternate base rate equals the higher of the prime rate or the Federal funds effective rate plus 0.50%, plus an applicable margin between 0% and 0.50%, or

•
with respect to any Eurodollar loans for any interest period, the London interbank rate, or LIBOR, plus an applicable margin ranging from and including 1.50% and 2.125% per annum, determined by the percentage of the borrowing base then in effect that is drawn.

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

 Our credit facility also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
consolidated net income plus interest expense, income taxes, depreciation, depletion, amortization and other similar charges excluding unrealized gains and losses under SFAS No. 133, minus all non-cash income added to consolidated net income, and giving pro forma effect to any acquisitions or capital expenditures (“EBITDA”), to interest expense of not less than 2.5 to 1.0;

•	debt to EBITDA of not more than 3.75 to 1.0 as amended on October 6, 2008, pursuant to the Fifth Amendment; and

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

 At September 30, 2008, Legacy was in compliance with all financial and other covenants of the credit facility.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Estimates and assumptions are evaluated on a regular basis. Legacy based its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of the financial statements. Changes in these estimates and assumptions could materially affect our financial position, results of operations or cash flows. Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made, and

•	changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

Please read Note 1 of the Notes to the Condensed Consolidated Financial Statements here and in our annual report on Form 10-K for the period ended December 31, 2007 for a detailed discussion of all significant accounting policies that we employ and related estimates made by management.

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

Effect if Different Assumptions Used:  Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the three-month period ended September 30, 2008 by approximately 10%.

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

Assumptions/Approach Used:  Estimating the future asset removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Inherent in the estimate of the present value calculation of our AROs are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted risk-free rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the Partnership’s fiscal year 2009. Based upon the September 30, 2008 balance sheet, the statement would have no impact.

In March, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires disclosures related to objectives and strategies for using derivatives; the fair-value amounts of, and gains and losses on, derivative instruments; and credit-risk-related contingent features in derivative agreements. This statement is effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008, which will be the Partnership’s fiscal year 2009. The effect on the Partnership’s disclosures for derivative instruments as a result of the adoption of SFAS 161 in 2009 will depend on the Partnership’s derivative instruments and hedging activities at that time.

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

As of September 30, 2008, the fair market value of Legacy’s commodity derivative positions was a net liability of $95.5 million based on NYMEX near month prices of $100.64 per Bbl and $7.72 per MMBtu for oil and natural gas, respectively. As of December 31, 2007, the fair market value of Legacy’s commodity derivative positions was a net liability of $82.3 million based on NYMEX near month prices of $95.98 per Bbl and $7.48 per MMBtu for oil and natural gas, respectively. As of October 31, 2008, the NYMEX near month prices for oil and natural gas were $67.81 per Bbl and $6.78 per MMBtu, respectively. As a direct result, the net liability related to the fair market value of Legacy’s commodity derivative positions decreased by $137.5 million to a net asset position of $42.0 million. The oil, NGL and natural gas swaps for 2008 through December 31, 2012 are tabulated in the tables presented above under “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operations.”

Interest Rate Risks

At September 30, 2008, Legacy had debt outstanding of $231 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for the nine-month period ended September 30, 2008 was 5.07%. A 1% increase in LIBOR on Legacy’s outstanding debt as of September 30, 2008 would result in an estimated $0.2 million increase in annual interest expense as Legacy has entered into interest rate swaps to mitigate the volatility of interest rates through November of 2011 on $214 million of floating rate debt to a weighted-average fixed rate of 3.45%.

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

Our management, with the participation of our General Partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon that evaluation and subject to the foregoing, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

Because we distribute all of our available cash to our unitholders and as a result of recent disruptions in the financial markets, our future growth may be limited.

Since we will distribute all of our available cash as defined in our partnership agreement to our unitholders, our growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations. Further, since we depend on financing provided by commercial banks and other lenders and the issuance of debt and equity securities to finance any significant growth or acquisitions, the recent disruptions in the global financial markets and the associated severe tightening of credit supply may prevent us from obtaining adequate financing from these sources, and, as a result, our ability to grow, both in terms of additional drilling and acquisitions, may be limited.

The recent disruptions in the financial markets, the substantial restrictions and financial covenants of our revolving credit facility and any negative redetermination of our borrowing base by our lenders could adversely affect our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

We depend on our revolving credit facility for future capital needs. Our revolving credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion. As of November 7, 2008, we had $98.5 million available for borrowing under our revolving credit facility under existing commitments from our lenders. Due to recent disruptions and steep declines in the global financial markets and generally severely tightening credit supply, lenders under our revolving credit facility may decrease our borrowing base, may not increase the borrowing base to indicated levels or at all, or such lenders may not honor their pro rata share of existing total commitments, which may significantly reduce our available borrowing capacity and, as a result, materially adversely affect our financial condition and ability to pay distributions to unitholders.

Additionally, our revolving credit facility restricts, among other things, our ability to incur debt and pay distributions, and requires us to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, such as the recent disruptions in the financial markets. Our failure to comply with any of the restrictions and covenants under our revolving credit facility could result in a default under our revolving credit facility. A default under our revolving credit facility could cause all of our existing indebtedness to be immediately due and payable.

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

10.1*	Participation Agreement dated as of September 24, 2008, between Legacy Reserves Operating LP and Black Oak Resources, LLC
10.2
Purchase, Sale and Contribution Agreement dated September 5, 2008, by and among Cano Petroleum, Inc., Pantwist, LLC and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K (File No. 001-33249) filed October 7, 2008, Exhibit 10.2)

31.1*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)

* Filed herewith

LEGACY RESERVES LP
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

Date: November 7, 2008	By:	/s/ William M. Morris
William M. Morris
Vice President, Chief Accounting Officer and Controller (On behalf of the Registrant and as Principal Accounting Officer)