Form 10-K/A
period 2007-12-31
LEGACY RESERVES LP
filed 2008-12-11
CIK 1358831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-33249

Legacy Reserves LP
(Exact name of registrant as specified in its charter)

Delaware	16-1751069
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

303 W. Wall Street, Suite 1400	79701
Midland, Texas	(Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

Explanatory Note

Legacy Reserves LP filed an Annual Report on Form 10-K with the Securities and Exchange Commission on March 14, 2008 for the fiscal year ended December 31, 2007 (the “Original Filing”) and an amendment to its Form 10-K on March 27, 2008. This Amendment No. 2 amends the Original Filing and the Form 10-K/A filed on March 27, 2008, and is being filed solely for the purpose of correcting a typographical error contained in Exhibit 32.1 of the Original Filing. The remainder of the Form 10-K is unchanged and is reproduced in this Amendment No. 2. This Amendment No. 2 speaks as of the file date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

i

LEGACY RESERVES LP

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

v

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

	As of December 31, 2007
	Proved Reserves			Standardized Measure
Field	MMBoe	R/P(a)	% Oil and NGL’s	Amount	% of Total
				($ in Millions)

Texas Panhandle Fields	4.6	19	81%	$86.9	12.6%
Spraberry	3.6	14	67	84.7	12.3
East Binger	3.4	13	83	77.0	11.1
Denton	2.2	16	87	48.1	6.9
Farmer	1.8	19	66	30.9	4.5
Langlie Mattix	1.3	17	85	29.2	4.2
Howard Glasscock/Iatan/Iatan East Howard	1.3	17	99	26.7	3.9

Total — Top 7 fields	18.2	16	79%	$383.5	55.5%
All others	13.9	13	66	307.0	44.5

Total	32.1	14	74%	$690.5	100.0%

(a)	Reserves as of December 31, 2007 divided by annual production volumes.

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

	As of December 31,
	2005(a)	2006	2007

Reserve Data:
Estimated net proved reserves:
Oil (MMBbls)	8.1	13.4	19.6
Natural Gas Liquids (MMBbls)	—	—	4.0
Natural Gas (Bcf)	24.5	32.5	50.9

Total (MMBoe)	12.2	18.8	32.1
Proved developed reserves (MMBoe)	9.8	15.8	29.0
Proved undeveloped reserves (MMBoe)	2.4	3.0	3.1
Proved developed reserves as a percentage of total proved reserves	80%	84%	90%
Standardized measure (in millions)(b)	$192.0	$240.6	$690.5
Oil and Natural Gas Prices (c)
Oil — NYMEX WTI per Bbl	$57.64	$56.73	$91.96
Natural gas — NYMEX Henry Hub per MMBtu	$8.82	$5.82	$6.39

(a)	Includes 3.2 MMBbls of oil, 13.0 Bcf of natural gas and $93.0 million of standardized measure held by MBN Properties LP of which 1.7 MMBbls of oil, 7.0 Bcf of natural gas and $50.2 million of standardized measure was owned by the non-controlling interest.

(b)	Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission (using prices and costs in effect as of the period end date) without giving effect to non-property related expenses such as general administrative expenses and debt service or to depletion, depreciation and amortization and discounted using an annual discount rate of 10%. Because we are a limited partnership that allocates our taxable income to our unitholders, no provision for federal or state income taxes have been provided for in the calculation of standardized measure. Standardized measure does not give effect to derivative transactions. For a description of our derivative transactions, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operating Activities.

(c)	Oil and natural gas prices as of each date are based on NYMEX prices per Bbl of oil and per MMBtu of natural gas at such date, with these representative prices adjusted by field to arrive at the appropriate net price.

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

	Year Ended December 31,
	2005(a)		2006(b)		2007(c)

Production:
Oil (MBbl)	354		749		1,179
Natural gas liquids (Mgal)	—		—		5,295
Gas (MMcf)	1,027		2,200		3,052
Total (MBOE)	525		1,116		1,814
Average daily production (BOE per day)	1,438		3,058		4,970
Average sales price per unit (excluding swaps):
Oil (per Bbl)	$51.48		$60.55		$70.65
NGL (per Gal)	$—		$—		$1.42
Gas (per Mcf)	$7.13		$6.57		$7.02
Combined (per BOE)	$48.65		$53.58		$61.87
Average sales price per unit (including realized swap gains/losses)(f):
Oil (per Bbl)	$41.51	(d)	$51.65	(e)	$67.58
NGL (per Gal)	$—		$—		$1.30
Gas (per Mcf)	$7.13		$9.48		$8.48
Combined (per BOE)	$41.93	(d)	$53.35	(e)	$61.99
Average unit costs per BOE:
Production costs, excluding production and other taxes	$12.14		$14.28		$14.96
Production and other taxes	$3.12		$3.36		$4.35
General and administrative	$2.58		$3.31		$4.63
Depletion, depreciation and amortization	$4.36		$16.48		$15.66

(a)	Reflects the production and operating results of the PITCO properties from their acquisition on September 14, 2005.

(b)	Reflects the production and operating results of the oil and natural gas properties acquired in the March 15, 2006 formation transactions and the South Justis, Farmer Field and Kinder Morgan acquisitions from the closing dates of such acquisitions through December 31, 2006.

(c)	Reflects the production and operating results of the oil and natural gas properties acquired in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit Acquisitions from the closing dates of such acquisitions through December 31, 2007.

(d)	Includes the effects of approximately $2.0 million of derivative premiums for the year ended December 31, 2005 to cancel and reset 2006 oil swaps from $51.31 to $59.38 per Bbl and approximately $0.8 million of premiums paid on July 22, 2005 for an option to enter into a $55.00 per Bbl oil swap related to the PITCO acquisition that was not exercised.

(e)	Includes the effect of approximately $4.0 million of derivative premiums for the year ended December 31, 2006 to cancel and reset 2007 oil swaps from $60.00 to $65.82 per barrel for 372,000 barrels and for 2008 oil swaps from $60.50 to $66.44 per barrel for 348,000 barrels, which reflected the prevailing oil swap market at the time of the reset.

(f)	Includes only the realized gains (losses) from Legacy’s oil and natural gas swaps.

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

	Oil		Natural Gas
	Gross	Net	Gross	Net

Operated	1,184	910.07	110	103.42
Non-operated	1,298	89.70	411	41.12
Total	2,482	999.77	521	144.54

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2007 relating to our leasehold acreage.

	Developed		Undeveloped
	Acreage(a)		Acreage(b)
	Gross(c )	Net(d)	Gross(c )	Net(d)

Total	351,618	96,605	480	226

(a)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.

(b)	Undeveloped acres are acres which are not held by commercially producing wells, regardless of whether such acreage contains proved reserves. All of our proved undeveloped locations are located on acreage currently held by production.

(c)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.

(d)	A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Price Ranges(a)		Cash Distribution
2007	High	Low	per Unit

First Quarter	$28.19	$18.90	$0.4100	(b)
Second Quarter	$30.42	$25.14	$0.4200	(c)
Third Quarter	$27.61	$18.50	$0.4300	(d)
Fourth Quarter	$24.57	$20.15	$0.4500

	Cash Distribution
2006	per Unit

Period from March 15, 2006 to March 31, 2006	$0.0774	(e)(f)
Second Quarter	$0.4100	(g)
Third Quarter	$0.4100	(g)
Fourth Quarter	$0.4100	(h)

(a)	Our units were not traded on an established public trading market prior to our initial public offering in January 2007.

(b)	We paid total cash distributions to our general partner with respect to its approximately 0.1% general partner interest of $7,508.

(c)	We paid total cash distributions to our general partner with respect to its approximately 0.1% general partner interest of $7,691.

(d)	We paid total cash distributions to our general partner with respect to its approximately 0.1% general partner interest of $7,874.

(e)	Reflects a pro-rated distribution for the period from March 15, 2006 through March 31, 2006.

(f)	We paid total cash distributions to our general partner with respect to its approximately 0.1% general partner interest of $1,417.

(g)	We paid total cash distributions to our general partner with respect to its approximately 0.1% general partner interest of $7,508.

(h)	The record date of our distribution attributable to the fourth quarter of 2006 was January 10, 2007 and preceeded the closing of our initial public offering. Accordingly, unitholders of units issued in our initial public offering were not entitled to receive a distribution attributable to the fourth quarter of 2006 on such units.

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

	Years Ended December 31,
	2003	2004	2005(a)	2006(b)	2007(c)
	(In thousands, except per unit data)

Statement of Operations Data:
Revenues:
Oil sales	$7,919	$10,998	$18,225	$45,351	$83,301
Natural gas liquids sales	—	—	—	—	7,502
Natural gas sales	3,697	3,945	7,318	14,446	21,433

Total Revenues	11,616	14,943	25,543	59,797	112,236

Expenses:
Oil and natural gas production	3,496	4,345	6,376	15,938	27,129
Production and other taxes	661	928	1,636	3,746	7,889
General and administrative	543	731	1,354	3,691	8,392
Dry hole costs	1,465	1	—	—	—
Depletion, depreciation, amortization and accretion	766	883	2,291	18,395	28,415
Impairment of long-lived assets	471	—	—	16,113	3,204
Loss on disposal of assets	—	—	20	42	527

Total expenses	7,402	6,888	11,677	57,925	75,556

Operating income	4,214	8,055	13,866	1,872	36,680
Other income (expense):
Interest income	56	419	185	130	321
Interest expense	(94)	(213)	(1,584)	(6,645)	(7,118)
Gain on sale of partnership investment	—	1,292	—	—	—
Equity in income (loss) of partnerships	311	183	(495)	(318)	77
Realized gain (loss) on oil, NGL and natural gas swaps	(623)	(74)	(3,531)	(262)	211
Unrealized gain (loss) on oil, NGL and natural gas swaps natural gas swaps	340	(559)	(2,628)	9,551	(85,367)
Other	3	92	45	29	(129)

Income (loss) before non-controlling interest and income taxes	4,207	9,195	5,858	4,357	(55,325)
Non-controlling interest	—	—	1	—	—

Income before income taxes	4,207	9,195	5,859	4,357	(55,325)
Income taxes	—	—	—	—	(337)

Income (loss) from continuing operations	$4,207	$9,195	$5,859	$4,357	$(55,662)

Earnings (loss) from continuing operations per unit
Basic and fully diluted	$0.44	$0.97	$0.62	$0.26	$(2.13)

Distributions per unit(d)	$—	$—	$—	$0.8974	$1.67

	Years Ended December 31,
	2003	2004	2005(a)	2006(b)	2007(c)
	(In thousands)

Cash Flow Data:
Net cash provided by operating activities	$6,799	$8,586	$14,409	$29,590	$57,147
Net cash provided by (used in) investing activities	$(8,475)	$1,023	$(68,965)	$(62,505)	$(196,505)
Net cash provided by (used in) financing activities	$1,717	$(8,958)	$55,742	$32,022	$147,900
Capital expenditures	$4,047	$3,325	$66,915	$56,150	$196,702

	Historical
	Year Ended December 31,
	2003	2004	2005(a)	2006(b)	2007(c)
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$117	$769	$1,955	$1,062	$9,604
Other current assets	7,826	5,799	6,316	17,159	23,954
Oil and natural gas properties, net of accumulated depletion, depreciation and amortization	9,954	12,224	77,172	247,580	440,180
Other assets	651	—	1,499	7,567	7,840

Total assets	$18,548	$18,792	$86,942	$273,368	$481,578

Current liabilities	$9,157	$4,898	$4,562	$10,834	$43,457
Long term debt	—	—	52,473	115,800	110,000
Other long-term liabilities	2,113	1,872	19,998	7,945	72,391
Unitholders’ equity	7,278	12,022	9,909	138,789	255,730

Total liabilities and unitholders’ equity	$18,548	$18,792	$86,942	$273,368	$481,578

(a)	Reflects purchase of the PITCO properties on September 14, 2005. Consequently, the operations of the PITCO properties are only included for the period following the date of acquisition.

(b)	Reflects Legacy’s purchase of the oil and natural gas properties acquired in the March 15, 2006 formation transactions and the South Justis, Farmer Field and Kinder Morgan acquisitions in June and July 2006. Consequently, the operations of these acquired properties are only included for the period from the closing dates of such acquisitions through December 31, 2006.

(c)	Reflects Legacy’s purchase of the oil and natural gas properties acquired in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit acquisitions as of the date of their acquisition. Consequently, the operations of these acquired properties are only included for the period from the closing dates of such acquisitions through December 31, 2007.

(d)	Amounts not presented for years prior to 2006 since they would not be meaningful.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

	Annual	Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl

2008	1,135,549	$70.39	$62.25 - $87.65
2009	1,052,413	$68.70	$61.05 - $87.65
2010	980,645	$67.44	$60.15 - $87.65
2011	755,040	$72.22	$67.33 - $87.65
2012	633,600	$72.33	$67.72 - $87.65

	Annual	Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu

2008	2,725,170	$8.09	$6.85 - $10.58
2009	2,524,670	$7.96	$6.85 - $10.18
2010	2,245,955	$7.71	$6.85 - $ 9.73
2011	956,824	$7.30	$6.85 - $ 7.57
2012	651,636	$7.25	$6.85 - $ 7.57

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

Financing Activities

Our Revolving Credit Facility

At the closing of our private equity offering on March 15, 2006, we entered into a four-year, $300 million revolving credit facility with BNP Paribas as administrative agent. Borrowings under the facility are due on March 15, 2010. On October 24, 2007, we entered into the third amendment to the revolving credit facility with BNP Paribas, which increased the maximum credit amount to $500 million from $300 million. Our obligations under the credit facility are secured by mortgages on more than 80% of our oil and gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base, which was initially set at $130 million and increased to $225 million in the third amendment dated October 24, 2007. The borrowing base is subject to semi-annual re-determinations on April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to re-

determine the borrowing base between scheduled re-determinations. We also have the right, once during each calendar year, to re-determine the borrowing base upon the proposed acquisition of certain oil and gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders and any decrease in the borrowing base must be approved by the lenders holding 66 2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66 2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2007 is provided in the following table.

	Obligations Due in Period
Contractual Obligations	2008	2009-2010	2011-2012	Thereafter	Total

Long-term debt(a)	$—	$110,000,000	$—	$—	$110,000,000
Interest on long-term debt(b)	7,150,000	8,599,589	—	—	15,749,589
Commodity derivatives(c)	26,182,579	38,279,240	17,240,613	569,068	82,271,500
Interest rate derivatives(c)	259,581	1,067,310	168,871	—	1,495,762
Management Compensation(d)	1,060,000	2,120,000	2,120,000	—	5,300,000
Office Lease	202,156	416,645	167,237	—	786,038

Total contractual cash obligations	$34,854,316	$160,482,784	$19,696,721	$569,068	$215,602,889

(a)	Represents amounts outstanding under our revolving credit facility as of December 31, 2007.

(b)	Based upon our interest rate of 6.50% under our revolving credit facility as of December 31, 2007.

(c)	Derivative obligations represent net liabilities for derivatives that were valued as of December 31, 2007, the ultimate settlement of which are unknown because they are subject to continuing market risk. Please read “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” and Note 9 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our derivative obligations.

(d)	Does not include any liability associated with management compensation subsequent to the 2011-2012 period as there is no estimated termination date of the employment agreements.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendments of ARB No. 51 “(SFAS 160).” SFAS 160 requires that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be Legacy’s fiscal year 2009. Based upon the December 31, 2007 balance sheet, the statement would have no impact.

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

(a)(3) Exhibits

The following documents are filed as a part of this annual report on Form 10-K or incorporated by reference:

Exhibit
Number		Description

3.1	—	Certificate of Limited Partnership of Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.1)
3.2	—	Amended and Restated Limited Partnership Agreement of Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, included as Appendix A to the Prospectus and including specimen unit certificate for the units)
3.3	—	Amendment No. 1, dated December 27, 2007, to the Amended and Restated Agreement of Limited Partnership of Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed January 2, 2008, Exhibit 3.1)
3.4	—	Certificate of Formation of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.3)
3.5	—	Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.4)
4.1	—	Registration Rights Agreement dated as of March 15, 2006 by and among Legacy Reserves LP, Legacy Reserves GP, LLC and Friedman, Billings, Ramsey & Co. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 4.1)
4.2	—	Registration Rights Agreement dated June 29, 2006 between Henry Holdings LP and Legacy Reserves LP and Legacy Reserves GP, LLC (the “Henry Registration Rights Agreement”) (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5. 2006, Exhibit 4.2)
4.3	—	Registration Rights Agreement dated March 15, 2006 by and among Legacy Reserves LP, Legacy Reserves GP, LLC and the other parties there to (the “Founders Registration Rights Agreement”) (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 4.3)
4.4	—	Registration Rights Agreement dated April 16, 2007 by and among Nielson & Associates, Inc., Legacy Reserves GP, LLC and Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed May 14, 2007, Exhibit 4.4)
4.5	—	Registration Rights Agreement dated as of November 8, 2007 by and among Legacy Reserves LP and the Purchasers named therein (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed November 9, 2007, Exhibit 4.1)
10.1	—	Credit Agreement dated as of March 15, 2006, among Legacy Reserves LP, the lenders from time to time party thereto, and BNP Paribas, as administrative agent (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.1)
10.2	—	Contribution, Conveyance and Assumption Agreement dated as of March 15, 2006 by and among Legacy Reserves LP, Legacy Reserves GP, LLC and the other parties thereto (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.2)

Exhibit
Number			Description

10.3		—	Omnibus Agreement dated as of March 15, 2006 by and among Legacy Reserves LP, Legacy Reserves GP, LLC and the other parties thereto (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.3)
10.4		—	Purchase/Placement Agreement dated as of March 6, 2006 by and among Legacy Reserves LP, Legacy Reserves GP, LLC and the other parties there to (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.4)
10	.5†	—	Legacy Reserves, LP Long-Term Incentive Plan (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.5)
10	.6†	—	First Amendment of Legacy Reserves LP to Long Term Incentive Plan dated June 16, 2006 (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed October 5, 2006, Exhibit 10.17)
10	.7†	—	Amended and Restated Legacy Reserves LP Long-Term Incentive Plan effective as of August 17, 2007 (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed August 23, 2007, Exhibit 10.1)
10	.8†	—	Form of Legacy Reserves LP Long-Term Incentive Plan Restricted Unit Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.6)
10	.9†	—	Form of Legacy Reserves LP Long-Term Incentive Plan Unit Option Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.7)
10	.10†	—	Form of Legacy Reserves LP Long-Term Incentive Plan Unit Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.8)
10	.11†	—	Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed February 4, 2008, Exhibit 10.1)
10	.12†	—	Employment Agreement dated as of March 15, 2006 between Cary D. Brown and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333- 134056) filed May 12, 2006, Exhibit 10.9)
10	.13†	—	Employment Agreement dated as of March 15, 2006 between Steven H. Pruett and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.10)
10	.14†	—	Employment Agreement dated as of March 15, 2006 between Kyle A. McGraw and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.11)
10	.15†	—	Employment Agreement dated as of March 15, 2006 between Paul T. Horne and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333- 134056) filed May 12, 2006, Exhibit 10.12)
10	.16†	—	Employment Agreement dated as of March 15, 2006 between William M. Morris and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.13)
10.17		—	First Amendment to Credit Agreement effective as of July 7, 2006 among Legacy Reserves LP, the lenders from time to time party thereto, and BNP Paribas, as administrative agent (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.14)
10.18		—	Second Amendment to Credit Agreement dated May 3, 2007 among Legacy Reserves LP, the lenders from time to time party thereto, and BNP Paribas, as administrative agent (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed May 8, 2007, Exhibit 10.1)
10.19		—	Third Amendment to Credit Agreement dated October 24, 2007 among Legacy Reserves LP, the lenders from time to time party thereto, and BNP Paribas, as administrative agent (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed October 29, 2007, Exhibit 10.1)

Exhibit
Number			Description

10.20		—	Purchase and Sale Agreement dated June 29, 2006 between Kinder Morgan Production Company LP and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed October 5, 2006, Exhibit 10.15)
10.21		—	Purchase and Sale Agreement dated June 13, 2006 between Henry Holding LP and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.16)
10.22		—	Purchase and Sale Agreement dated March 29, 2007, by and among Ameristate Exploration, LLC and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed May 4, 2007, Exhibit 10.1)
10.23		—	Purchase, Sale and Contribution Agreement dated March 20, 2007, by and among Nielson & Associates, Inc. and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed May 14, 2007, Exhibit 10.1)
10.24		—	Purchase, Sale and Contribution Agreement dated March 20, 2007, by and among Terry S. Fields and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed August 13, 2007, Exhibit 10.1)
10.25		—	Purchase, Sale and Contribution Agreement dated May 3, 2007, by and among Raven Resources, LLC and Shenandoah Petroleum Corporation and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed August 13, 2007, Exhibit 10.2)
10.26		—	Purchase, Sale and Contribution Agreement dated July 11, 2007, by and among Raven Resources, LLC and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed November 9, 2007, Exhibit 10.1)
10.27		—	Purchase, Sale and Contribution Agreement dated August 28, 2007, by and among Summit Petroleum Management Corporation and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed November 9, 2007, Exhibit 10.3)
10.28		—	Purchase, Sale and Contribution Agreement dated August 30, 2007, by and among The Operating Company and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed November 9, 2007, Exhibit 10.4)
10.29		—	Unit Purchase Agreement dated as of November 7, 2007 by and among Legacy Reserves LP, Legacy Reserves GP, LLC and the Purchasers named therein (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed November 9, 2007, Exhibit 10.1)
21.1		—	List of subsidiaries of Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 21.1)
23	.1*	—	Consent of BDO Seidman LLP
23	.2*	—	Consent of LaRoche Petroleum Consultants, Ltd.
31	.1*	—	Rule 13a-14(a) Certification of CEO (under Section 302 of the Sarbanes-Oxley Act of 2002)
31	.2*	—	Rule 13a-14(a) Certification of CFO (under Section 302 of the Sarbanes-Oxley Act of 2002)
32	.1*	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, State of Texas, on the 11th day of December, 2008.

LEGACY RESERVES LP

By:	LEGACY RESERVES GP, LLC,
its general partner

By:	/s/ Steven H. Pruett
Name:     Steven H. Pruett

Title:	President, Chief Financial Officer and Secretary (Principal Financial Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets — December 31, 2006 and 2007	F-3
Consolidated Statements of Operations — Years Ended December 31, 2005, 2006 and 2007	F-4
Consolidated Statement of Unitholders’ Equity — Years Ended December 31, 2005, 2006 and 2007	F-5
Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2006 and 2007	F-6
Notes to Consolidated Financial Statements	F-8
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1

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

/s/ BDO SEIDMAN, LLP

Houston, Texas
March 13, 2008

LEGACY RESERVES LP

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2007

	2006	2007
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,062	$9,604
Accounts receivable, net:
Oil and natural gas	7,600	19,025
Joint interest owners	4,345	4,253
Affiliated entities and other (Notes 3 and 6)	21	26
Fair value of derivatives (Note 9)	5,102	310
Prepaid expenses and other current assets	91	340

Total current assets	18,221	33,558

Oil and natural gas properties, at cost:
Proved oil and natural gas properties, at cost, using the successful efforts method of accounting (Note 14):	289,519	512,396
Unproved properties	68	78
Accumulated depletion, depreciation and amortization	(42,007)	(72,294)

	247,580	440,180

Other property and equipment, net of accumulated depreciation and amortization of $51 and $251, respectively	304	775
Operating rights, net of amortization of $295 and $865, respectively (Note 1(k))	6,721	6,151
Other assets, net of amortization of $167 and $391, respectively	542	822
Investment in equity method investee (Note 5)	—	92

	$273,368	$481,578

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,932	$2,320
Accrued oil and natural gas liabilities	5,882	10,102
Fair value of derivatives (Note 9)	—	26,761
Asset retirement obligation (Note 11)	553	845
Other (Note 13)	1,467	3,429

Total current liabilities	10,834	43,457

Long-term debt (Note 3)	115,800	110,000
Asset retirement obligation (Note 11)	5,939	15,075
Fair value of derivatives (Note 9)	2,006	57,316

Total liabilities	134,579	225,848

Commitments and contingencies (Note 7)
Unitholders’ equity:
Limited partners’ equity — 18,395,233 and 29,670,887 units issued and outstanding at December 31, 2006 and 2007, respectively	138,653	255,663
General partner’s equity (approximately 0.1)%	136	67

Total unitholders’ equity	138,789	255,730

Total liabilities and unitholders’ equity	$273,368	$481,578

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

	2005	2006	2007
	(Dollars in thousands, except per unit data)

Revenues:
Oil sales	$18,225	$45,351	$83,301
Natural gas liquid sales	—	—	7,502
Natural gas sales	7,318	14,446	21,433

Total revenues	25,543	59,797	112,236

Expenses:
Oil and natural gas production	6,376	15,938	27,129
Production and other taxes	1,636	3,746	7,889
General and administrative	1,354	3,691	8,392
Depletion, depreciation, amortization and accretion	2,291	18,395	28,415
Impairment of long-lived assets	—	16,113	3,204
Loss on disposal of assets	20	42	527

Total expenses	11,677	57,925	75,556

Operating income	13,866	1,872	36,680
Other income (expense):
Interest income	185	130	321
Interest expense (Notes 3 and 9)	(1,584)	(6,645)	(7,118)
Equity in income (loss) of partnerships (Note 5)	(495)	(318)	77
Realized gain (loss) on oil, NGL and natural gas swaps (Note 9)	(3,531)	(262)	211
Unrealized gain (loss) on oil, NGL and natural gas swaps (Note 9)	(2,628)	9,551	(85,367)
Other	45	29	(129)

Income (loss) before non-controlling interest and income taxes	5,858	4,357	(55,325)
Non-controlling interest	1	—	—

Income (loss) before income taxes	5,859	4,357	(55,325)
Income taxes	—	—	(337)

Net income (loss)	$5,859	$4,357	$(55,662)

Net income (loss) per unit — basic and diluted (Note 12)	$0.62	$0.26	$(2.13)

Weighted average number of units used in computing net income (loss) per unit — basic	9,488,921	16,567,287	26,155,439

diluted	9,488,921	16,568,879	26,155,439

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENT OF UNITHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

				Total
	Number of	Limited	General	Unitholders’
	Limited Partner Units	Partner	Partner	Equity
	(Dollars in thousands)

Balance December 31, 2004	9,488,921	$12,010	$12	$12,022
Capital contributions	—	144	—	144
Deemed capital distribution	—	155	—	155
Distributions to partners	—	(8,263)	(8)	(8,271)
Net income	—	5,853	6	5,859

Balance December 31, 2005	9,488,921	9,899	10	9,909
Capital contributions	—	19	—	19
Net distributions to owners	—	(2,295)	(2)	(2,297)
Deemed dividend to Moriah Group owners	—	(3,874)	(4)	(3,878)
Net proceeds from private equity offering	5,000,000	76,707	77	76,784
Redemption of Founding Investors’ units	(4,400,000)	(69,868)	(70)	(69,938)
Units issued to MBN Properties LP in exchange for the non-controlling interests’ share of oil and natural gas properties	1,867,290	31,712	32	31,744
Units issued to the Brothers Group in exchange for oil and natural gas properties and other assets	6,200,358	105,301	105	105,406
Units issued to H2K Holdings Ltd in exchange for oil and natural gas properties	83,499	1,418	1	1,419
Dividend — reimbursement of offering costs paid by MBN Management LLC	—	(1,199)	(1)	(1,200)
Units issued to Henry Holding LP in exchange for oil and natural gas properties	146,415	2,489	—	2,489
Units issued to Legacy Board of Directors for services	8,750	149	—	149
Compensation expense on unit options granted to employees	—	115	—	115
Compensation expense on restricted unit awards issued to employees	—	270	—	270
Distributions to unitholders, $0.8974 per unit	—	(16,542)	(16)	(16,558)
Net income	—	4,352	4	4,356

Balance, December 31, 2006	18,395,233	138,653	136	138,789
Net proceeds from initial public equity offering	6,900,000	121,554	—	121,554
Net proceeds from private placement equity offering	3,642,369	73,073	—	73,073
Units issued to Legacy Board of Directors for services	7,000	149	—	149
Compensation expense on restricted unit awards issued to employees	—	341	—	341
Vesting of Restricted Units	20,038	—	—	—
Units issued to Greg McCabe in exchange for oil and natural gas properties	95,000	2,271	—	2,271
Units issued to Nielson & Associates, Inc. in exchange for oil and natural gas properties	611,247	15,752	—	15,752
Reclass prior period compensation cost on unit options granted to employees to adjust for conversion to liability method as described in FAS 123-R	—	(115)	—	(115)
Distributions to unitholders, $1.67 per unit	—	(40,388)	(34)	(40,422)
Net loss	—	(55,627)	(35)	(55,662)

Balance, December 31, 2007	29,670,887	$255,663	$67	$255,730

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

	2005	2006	2007
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$5,859	$4,357	$(55,662)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	2,291	18,395	28,415
Amortization of debt issuance costs	94	361	224
Impairment of long-lived assets	—	16,113	3,204
(Gain) loss on derivatives	6,159	(9,289)	86,652
Equity in (income) loss of partnership	495	318	(77)
Accrued interest on subordinated notes payable — partners	818	—	—
Accrued interest on subordinated notes receivable — partners	(25)	—	—
Amortization of unit-based compensation	—	534	166
Non-controlling interest	(1)	—	—
Loss on disposal of assets	21	42	527
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(3,412)	(5,796)	(11,425)
(Increase) decrease in accounts receivable, joint interest owners	605	(4,481)	92
Increase in accounts receivable, other	(91)	(458)	(5)
Increase in prepaid expenses and other current assets	(88)	(565)	(250)
Increase (decrease) in accounts payable	395	2,694	(611)
Increase in accrued oil and natural gas liabilities	1,107	4,227	4,221
Increase in due to affiliates	195	1,059	—
Increase (decrease) in other current liabilities	(13)	2,079	1,676

Total adjustments	8,550	25,233	112,809

Net cash provided by operating activities	14,409	29,590	57,147

Cash flows from investing activities:
Investment in oil and natural gas properties	(66,910)	(55,907)	(196,031)
Investment in other equipment	(4)	(243)	(671)
Investment in operating rights	—	(7,017)	—
Investment in notes receivable	(900)	—	—
Collection of notes receivable	2,380	924	—
Net cash settlements on oil and
natural gas swaps	(3,531)	(262)	211
Investment in equity method investee	—	—	(14)

Net cash used in investing activities	(68,965)	(62,505)	(196,505)

Cash flows from financing activities:
Proceeds from long-term debt	56,573	121,800	183,000
Payments of long-term debt	(6,100)	(73,190)	(188,800)
Payments of debt issuance costs	(868)	(293)	(505)
Proceeds from subordinated notes payable — partners	14,264	—	—
Proceeds from issuance of units, net	—	76,784	194,627
Redemption of Founding Investors’ units	—	(69,938)	—
Dividend — reimbursement of offering costs paid by MBN Management LLC	—	(1,200)	—
Capital contributed by owner	144	19	—
Cash not acquired in Legacy formation transactions	—	(3,104)	—
Distributions to unitholders	(8,271)	(18,856)	(40,422)

Net cash provided by financing activities	55,742	32,022	147,900

Net increase(decrease)in cash and cash equivalents	1,186	(893)	8,542
Cash and cash equivalents, beginning of period	769	1,955	1,062

Cash and cash equivalents, end of period	$1,955	$1,062	$9,604

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	2005	2006	2007
	(Dollars in thousands)

Non — Cash Investing and Financing Activities:
Asset retirement obligation costs and liabilities	$12	$2,273	$6,296

Asset retirement obligations associated with property acquisitions	$445	$1,889	$3,034

Contributed offering costs	$155	$—	$—

Non-controlling interests’ share of net financing costs of MBN Properties LP capitalized to oil and natural gas properties	$—	$164	$—

Units issued to MBN Properties LP in exchange for the non-controlling interests’ share of oil and natural gas properties	$—	$31,744	$—

Units issued to Brothers Group in exchange for:
Oil and natural gas properties	$—	$105,299	$—

Other property and equipment	$—	$107	$—

Units issued to H2K Holdings Ltd. in exchange for oil and natural gas properties	$—	$1,419	$—

Oil and natural gas hedge liabilities assumed from the Brothers Group and H2K Holdings Ltd.	$—	$3,147	$—

Units issued in exchange for oil and natural gas properties	$—	$2,489	$18,023

Deemed dividend to Moriah Group owners
for accounts not acquired in Legacy formation transaction:
Accounts receivable, oil and natural gas	$—	$4,248	$—

Accounts receivable, joint interest owners	$—	$250	$—

Accounts receivable, other	$—	$540	$—

Other assets	$—	$891	$—

Accounts payable	$—	$(214)	$—

Accrued oil and natural gas liabilities	$—	$(1,521)	$—

Due to affiliates	$—	$(1,254)	$—

Other liabilities	$—	$(2,166)	$—

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendments of ARB No. 51 “(SFAS 160).” SFAS 160 requires that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the Partnership’s fiscal year 2009. Based upon the December 31, 2007 balance sheet, the statement would have no impact.

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Long-term debt consists of the following at December 31, 2006 and 2007:

	December 31,
	2006	2007

Legacy facility-due March 2010	$115,800,000	$110,000,000

(4)	Acquisitions

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Properties LP and MBN Management LLC to Legacy were repaid on March 15, 2006 in connection with the Formation Transactions.

The following tables reflect condensed balance sheet and net loss information for MBN Management LLC on a gross basis:

December 31, 2005
Current assets	$1,233,338
Other assets	31,899

Total assets	$1,265,237

Current liabilities	$640,727
Notes payable — affiliated entities	1,952,753
Members’ capital	(1,328,243)

Total liabilities and members’ capital	$1,265,237

	From Inception	January 1,
	through	2006
	December 31,	to March 14,
	2005	2006

General and administrative expenses	$(1,278,685)	$(522,569)

Operating loss	(1,278,685)	(522,569)
Other expense	(50,558)	(21,961)

Net loss	$(1,329,243)	$(544,530)

(6)	Related Party Transactions

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, Legacy had the following gas basis swaps in which we receive floating NYMEX prices less a fixed basis differential and pay prices on the floating Waha index, a natural gas hub in West Texas. The prices that we receive for our natural gas sales follow Waha more closely than NYMEX:

	Annual	Basis
Calendar Year	Volumes (MMBtu)	Range per Mcf

2008	1,422,000	$(0.84)
2009	1,320,000	$(0.68)
2010	1,200,000	$(0.57)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

			Natural
	Oil	NGL	Gas
	(MBbls)	(MBbls)	(MMcf)

Total Proved Reserves:
Balance, December 31, 2004	4,109	—	10,470
Purchases of minerals-in- place	3,541	—	12,800
Revisions of previous estimates due to infill drilling, recompletion s and stimulations	794	—	1,258
Revisions of previous estimates due to prices and performance	28	—	956
Production	(354)	—	(1,027)

Balance, December 31, 2005(a)	8,118	—	24,457
Purchases of minerals-in- place	6,352	—	11,871
Extensions and discoveries	75	—	207
Revisions of previous estimates due to infill drilling, recompletions and stimulations	233	—	494
Revisions of previous estimates due to prices and performance	(657)	—	(2,296)
Production	(749)	—	(2,200)

Balance, December 31, 2006	13,372	—	32,533
Purchases of minerals-in-place	6,367	3,971	19,417
Sales of minerals-in- place	(1)	—	(2)
Revisions from drilling and recompletion s	220	—	386
Revisions of previous estimates due to price and
performance	810	180	1,578
Production	(1,179)	(126)	(3,052)

Balance, December 31, 2007	19,589	4,025	50,860

Proved Developed Reserves:
December 31, 2004	4,109	—	10,470
December 31, 2005	6,380	—	20,618
December 31, 2006	11,132	—	28,126
December 31, 2007	17,434	3,954	45,455

(a)	Includes 3.2 MMBls of oil and 13.0 Bcf of natural gas held by MBN Properties, LP of which 1.7 MMBls and 7.0 Bcf of natural gas was owned by the non-controlling interest.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves (Unaudited)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Swaps are tabulated below for natural gas fixed price swaps indexed to the Waha hub in West Texas. The Waha hub trades at a discount range of approximately $0.55 — $1.10 to the NYMEX Henry Hub natural gas index. The natural gas prices that we receive for our natural gas sales follow Waha more closely than the NYMEX Henry Hub index.

		Contract
	Swap	Natural
Time Period	Volumes	Gas Price
Calendar Contracts	(MMBtu)	($/MMBtu)

June-Dec. 2008	253,463	$8.70
2009	399,372	$8.70
2010	364,404	$8.70
2011	951,792	$8.70
2012	719,400	$8.70

Total	2,688,431	$8.70