Form 10-K
period 2008-12-31
LEGACY RESERVES LP
filed 2009-03-06
CIK 1358831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission file number 1-33249
______________________

Legacy Reserves LP
(Exact name of registrant as specified in its charter)
______________________

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
_______________

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

       The aggregate market value of units held by non-affiliates of the registrant was approximately $470.7 million on June 30, 2008, based on $24.81 per unit, the last reported sales price of the units on the NASDAQ Global Select Market on such date.

       31,074,339 units representing limited partner interests in the registrant were outstanding as of March 5, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

       Parts of the definitive proxy statement for the registrant’s 2009 annual meeting of unitholders are incorporated by reference into Part III of this annual report on Form 10-K.

LEGACY RESERVES LP

i

GLOSSARY OF TERMS

     Bbl. One stock tank barrel or 42 U.S. gallons liquid volume.

     Bcf. Billion cubic feet.

     Boe. One barrel of oil equivalent determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

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

     Hydrocarbons. Oil, NGLs and natural gas are all collectively considered hydrocarbons.

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

     Proved developed non-producing or PDNP’s. Proved oil and natural gas reserves that are developed behind pipe or shut-in or that can be recovered through improved recovery only after the necessary equipment has been installed, or when the costs to do so are relatively minor. Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate but which have not started producing, (2) wells that were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind-pipe reserves are expected to be recovered from zones in existing wells that will require additional completion work or future re-completion prior to the start of production.

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

     Proved undeveloped reserves or PUDs. Proved oil and natural gas reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for re-completion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proven effective by actual tests in the area and in the same reservoir.

     Re-completion. The completion for production of an existing wellbore in another formation from that which the well has been previously completed.

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

     Reserve replacement cost. An amount per BOE equal to the sum of costs incurred relating to oil and natural gas property acquisition, exploitation, development and exploration activities (as reflected in our year-end financial statements for the relevant year) divided by the sum of all additions and revisions to estimated proved reserves, including reserve purchases. The calculation of reserve additions for each year is based upon the reserve report of our independent engineers. Management uses reserve replacement cost to compare our company to others in terms of our historical ability to increase our reserve base in an economic manner. However, past performance does not necessarily reflect future reserve replacement cost performance. For example, increases in oil and natural gas prices in recent years have increased the economic life of reserves, adding additional reserves with no required capital expenditures. On the other hand, increases in oil and natural gas prices have increased the cost of reserve purchases and reserves added through development projects. The reserve replacement cost may not be indicative of the economic value added of the reserves due to differing lease operating expenses per barrel and differing timing of production.

     Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reserves.

     Standardized measure. The present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission (using prices and costs in effect as of the period end date) without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, and discounted using an annual discount rate of 10%. Because we are a limited partnership that allocates our taxable income to our unitholders, no provisions for federal or state income taxes have been provided for in the calculation of standardized measure. Standardized measure does not give effect to derivative transactions.

     Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

     Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and the right to a share of production.

     Workover. Operations on a producing well to restore or increase production.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING INFORMATION

     This document contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

  our business strategy;

  the amount of oil and natural gas we produce;

  the price at which we are able to sell our oil and natural gas production;

  our ability to acquire additional oil and natural gas properties at economically attractive prices;

  our drilling locations and our ability to continue our development activities at economically attractive costs;

  the level of our lease operating expenses, general and administrative costs and finding and development costs, including payments to our general partner;

  the level of our capital expenditures;

  our future operating results; and

  our plans, objectives, expectations and intentions.

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

     The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and our expectations may not be realized or the forward-looking events and circumstances may not occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Item 1A. under “Risk Factors.” The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to unduly rely on them.

v

PART I

ITEM 1. BUSINESS

     References in this annual report on Form 10-K to “Legacy Reserves,” “Legacy,” “we,” “our,” “us,” or like terms prior to March 15, 2006 refer to the Moriah Group, Legacy Reserves LP’s predecessor, including the oil and natural gas properties we acquired in exchange for units and cash from the Moriah Group, the Brothers Group, H2K Holdings, MBN Properties, our Founding Investors, as discussed in Note 4 to our Consolidated Financial Statements, and certain charitable foundations in connection with our private equity offering on March 15, 2006. When used for periods from March 15, 2006 forward, those terms refer to Legacy Reserves LP and its subsidiaries.

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

     Our primary business objective is to generate stable cash flows allowing us to make cash distributions to our unitholders and to support and increase quarterly cash distributions per unit over time through a combination of acquisitions of new properties and development of our existing oil and natural gas properties.

     We have grown primarily through two activities: the acquisition of producing oil and natural gas properties and the development of producing properties as opposed to higher risk exploration of unproved properties.

     Our oil and natural gas production and reserve data as of December 31, 2008 are as follows:

  we had proved reserves of approximately 30.8 MMBoe, of which 68% were oil and natural gas liquids and 89% were classified as proved developed producing, 2% were proved developed non-producing, and 9% were proved undeveloped;

  our proved reserves had a standardized measure of $235.0 million; and

  our proved reserves to production ratio was approximately 10 years based on the average daily net production of 8,553 Boe/d for the three months ended December 31, 2008.

Impact of Oil and Natural Gas Price Decline

     We experienced a reduction in our proved reserves from 32.1 MMBoe at December 31, 2007, to 30.8 MMBoe at December 31, 2008, reflecting a downward revision of 8.1 MMBoe due to reduced oil, NGL and natural gas prices, the addition of 8.6 MMBoe through acquisitions (determined using December 31, 2008 NYMEX near month futures prices of $44.60 per Bbl and $5.62 per MMBtu for oil and natural gas, respectively) and 2008 total production of 2.775 MMBoe. Our standardized measure decreased  from $690.5 million at December 31, 2007 to $235.0 million at December 31, 2008, due to the dramatic decline in oil, NGL and natural gas prices in the second half of 2008 from a high of $145.31 per Bbl and $13.58 per MMBtu, in July, to $44.60 per Bbl and $5.62 per MMBtu at year-end, with $456.1 million of the reduction in standardized measure caused by the change in commodity prices, net of production costs. Our proved reserve volumes and standardized measure are calculated based on these significantly lower year-end prices compared to year-end 2007 oil prices of $95.98 per Bbl and natural gas prices of $7.48 per MMBtu. Neither the decline in proved reserve volumes nor the decrease in standardized measure takes into account the fair market value of our commodity derivatives positions, which increased from a net liability of $82.3 million at December 31, 2007 to a $134.9 million net asset as of December 31, 2008. Further, unlike reserve volumes and the standardized measure, which are valued based on year-end prices, our operating and capital costs incurred over the prior twelve months were elevated due to higher industry activity levels and higher costs such as electricity, steel and diesel fuel, related to high oil and natural gas prices (which averaged $99.75 per Bbl and $8.90 per MMBtu for the year ended December 31, 2008). The mismatch between low year-end oil and natural gas prices (and as a result, the value of our reserves) and elevated operating and capital costs reduced our proved reserves to production ratio from 14 years at December 31, 2007 to approximately 10 years at December 31, 2008. Furthermore, based on current oil and natural gas prices, approximately 50% of our drilling projects or proved undeveloped reserves became uneconomic due to the elevated capital costs combined with the depressed oil and natural gas prices used to determine their value. If oil, NGL and natural gas prices improve from year end 2008 levels, we would expect our reserve estimates to have positive revisions due to changes in prices.

Increase in Depletion, Depreciation, Amortization and Accretion

     The severe loss in proved reserve volumes due to lower oil and natural gas prices increased our depletion, depreciation, amortization and accretion (“DD&A”) expense. The DD&A rate is determined by the annual net hydrocarbon production divided by the sum of the year-end proved reserves and the annual production. Given that the year-end proved reserve balance has been reduced dramatically, the DD&A rate increased to $22.82 per Boe for the year ended December 31, 2008, from $15.66 per Boe in for the year ended December 31, 2007. To the extent proved reserves are restored due to higher hydrocarbon prices in the future and/or lower production costs, the DD&A rate could reduce in the future. Similarly, should hydrocarbon prices and proved reserves decline further, the DD&A rate could increase further.

Impairment

     As previously discussed, the combination of low year-end prices and increased production and capital costs reduced the calculated economic life of properties. The reduction in economic life and lower net revenues associated with lower hydrocarbon prices was the primary cause of impairment on 101 of our 239 fields, which amounted to $76.9 million for the year ended December 31, 2008, an increase from $3.2 million for the year ended December 31, 2007. Legacy compares the net capitalized costs of proved oil and natural gas properties to the estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect our estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the net capitalized costs are written down, or impaired, so that net capitalized costs equal the present value, discounted at 10%, of future net cash flows using management’s expectations of future oil and natural gas prices.

Acquisition Activities

     During the year ended December 31, 2008, we invested approximately $242.6 million, including non-cash asset retirement obligations, in 15 acquisitions of proved oil and natural gas properties. Based on reserve data prepared internally at the time of these acquisitions, we added a total of approximately 14.3 MMBoe (8.6 MMBoe based on oil and natural gas prices of $41.00 and $5.71 per Bbl and MMbtu, respectively, as of December 31, 2008) of proved reserves at an average reserve acquisition cost of $15.18 per Boe, ($25.25 per Boe based on December 31, 2008 oil and natural gas prices described above) which excludes associated non-cash asset retirement obligations. The recent acquisitions discussed below are also included in the reserve acquisition cost calculation, along with immaterial acquisitions closed during 2008.

     On April 30, 2008, Legacy purchased certain oil and natural gas properties located primarily in the Permian Basin and to a lesser degree in Oklahoma and Kansas from a third party for a net purchase price of $79.2 million. The purchase price was paid with the issuance of 1,345,291 newly issued units valued at $27.0 million and $52.2 million paid in cash (“COP III Acquisition”). The effective date of this purchase was January 1, 2008. The $79.2 million purchase price was allocated with $19.6 million recorded as lease and well equipment and $59.6 million as leasehold cost. Asset retirement obligations of $4.0 million were recorded in connection with this acquisition. The operating results from these COP III Acquisition properties have been included from their acquisition on April 30, 2008.

     On May 2, 2008, Legacy entered into a non-monetary exchange with Devon Energy in which Legacy exchanged its 12.9% non-operated working interest in the Reeves Unit, an oil and natural gas producing property located in Yoakum County, Texas, for a 60% interest in two operated properties. Legacy and Devon agreed upon a fair value of $7.7 million, prior to a net purchase price adjustment decrease of approximately $1.2 million, for both the Reeves Unit working interest and the acquired properties. Prior to the exchange, Legacy’s basis in the Reeves Unit was $2.8 million. Due to the commercial substance of the transaction, the excess fair value of $3.7 million above the carrying value of the Reeves Unit was recorded as a gain on sale of discontinued operation for the year ended December 31, 2008. Due to immateriality, Legacy has not reflected the operating results of the Reeves Unit separately as a discontinued operation for any of the periods presented.

     On October 1, 2008, Legacy purchased all of the membership interests of Pantwist LLC (the “Pantwist Acquisition”) from Cano Petroleum, Inc. for a net purchase price of $40.6 million. Pantwist owns certain oil and natural gas properties in Carson, Gray, Hutchison and Moore counties in the Texas Panhandle. The effective date of this purchase was July 1, 2008. The $40.6 million purchase price was allocated with $3.5 million recorded as lease and well equipment and $37.1 million recorded as leasehold costs. Asset retirement obligations of $2.2 million were recorded in connection with this acquisition. The operations of the Pantwist properties have been included from their acquisition on October 1, 2008.

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

     As of December 31, 2008, we identified 94 gross (53.6 net) proved undeveloped drilling locations and 47 gross (19.9 net) re-completion and re-fracture stimulation projects. Excluding acquisitions, we expect to make capital expenditures of approximately $20.0 million during the year ending December 31, 2009, including drilling 33 gross (20.5 net) development wells and executing 22 gross (10.3 net) re-completions and re-fracture stimulations.

Oil and Natural Gas Derivative Activities

     Our business strategy includes entering into oil and natural gas derivative contracts which are designed to mitigate price risk for a majority of our oil, NGL and natural gas production over a three- to five-year period. We have entered into these derivative contracts for approximately 70% of our expected oil, NGL and natural gas production from total proved reserves for the year ending December 31, 2009. We have also entered into these derivative contracts for over 50%, on average, of our expected oil, NGL and natural gas production from total proved reserves for 2010 through 2013. The majority of our derivative contracts are in the form of fixed price swaps for NYMEX WTI oil, Mont Belvieu OPIS natural gas liquids components, NYMEX Henry Hub natural gas, West Texas Waha natural gas and ANR-Oklahoma natural gas. In July 2006, we entered into basis swaps to receive floating NYMEX Henry Hub natural gas prices less a fixed basis differential and pay prices based on the floating Waha index, a natural gas hub in West Texas. The prices that we receive for our Permian Basin natural gas sales follow Waha more closely than NYMEX Henry Hub. In December 2008, we entered into basis swaps to receive floating NYMEX Henry Hub natural gas prices less a fixed basis differential and pay prices based on the floating ANR-Oklahoma index, a natural gas hub in Oklahoma. The prices that we receive for our Panhandle and Oklahoma natural gas sales follow ANR-Oklahoma more closely than NYMEX Henry Hub. The basis swaps thereby provide a better match between our natural gas sales and the settlement payments on our natural gas swaps. We have entered into basis swaps covering approximately 100% of our NYMEX Henry Hub natural gas basis differential risk on our NYMEX Henry Hub natural gas swaps.

Business Strategy

     The key elements of our business strategy are to:

  Make accretive acquisitions of producing properties generally characterized by long-lived reserves with stable production and reserve development potential;

  Add proved reserves and maximize cash flow and production through development projects and operational efficiencies;

  Maintain financial flexibility; and

  Reduce commodity price risk through oil, NGL and natural gas derivative transactions.

Marketing and Major Purchasers

     For the years ended December 31, 2008, 2007 and 2006, Legacy sold oil and natural gas production representing 10% or more of total revenues to purchasers as detailed in the table below:

	2008	2007	2006
Teppco Crude Oil, LP	18%	13%	5%
Plains Marketing, LP	10%	13%	14%
Navajo Crude Oil Marketing	5%	11%	12%

     Our oil sales prices are based on formula pricing and calculated either using a discount to NYMEX WTI oil or using the appropriate buyer’s posted price, plus Platt’s P-Plus monthly average, less the Midland-Cushing differential less a transportation fee.

     If we were to lose any one of our oil or natural gas purchasers, the loss could temporarily cause a loss or deferral of production and sale of our oil and natural gas in that particular purchaser’s service area. If we were to lose a purchaser, we believe we could identify a substitute purchaser. However, if one or more of our larger purchasers ceased purchasing oil or natural gas altogether, the loss of any such purchasers could have a detrimental effect on our production volumes in general and on our ability to find substitute purchasers for our production volumes in a timely manner.

Competition

     We operate in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. As a result, our competitors may be able to pay more for productive oil and natural gas properties and development projects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional properties and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry.

Seasonal Nature of Business

     Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months thereby affecting the price we receive for natural gas. Seasonal anomalies, such as mild winters or hotter than normal summers, sometimes lessen this fluctuation. Demand for natural gas and NGLs can be particularly weak in the fall and spring which, coupled with high inventory levels, could result in the shut-in and deferral of production.

Environmental Matters and Regulation

     General. Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

  require the acquisition of various permits before drilling commences;

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

     Waste Handling. The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency, or the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

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

     We currently own, lease, or operate numerous properties that have been used for oil and natural gas development and production for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons were not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove previously disposed of substances and wastes, remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination.

     Water Discharges. The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

     Air Emissions. The Federal Clean Air Act, and comparable state laws, regulates emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations.

     National Environmental Policy Act. Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects.

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

     Recent studies have suggested that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil and natural gas, and refined petroleum products, are “greenhouse gases” regulated by the Kyoto Protocol. Although the United States is not participating in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. For example, California adopted the “California Global Warming Solutions Act of 2006,” which required the California Air Resources Board to achieve a 25% reduction in emissions of greenhouse gases from sources in California by 2020. Legacy does not conduct any operations in California. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states of the United States could adversely affect our operations and demand for our products. Additionally, the U.S. Supreme Court only recently held in a case, Massachusetts, et al. v. EPA, that greenhouse gases fall within the federal Clean Air Act’s definition of “air pollutant,” which could result in the regulation of greenhouse gas emissions from stationary sources under certain Clean Air Act programs. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse affect on our operations and demand for our services. Currently, our operations are not adversely impacted by existing state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

     We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. For instance, we did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2008. Additionally, as of the date of this document, we are not aware of any environmental issues or claims that require material capital expenditures during 2009. However, we cannot assure you that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial position or results of operations.

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

  the location of wells;

  the method of drilling and casing wells;

  the surface use and restoration of properties upon which wells are drilled;

  the plugging and abandoning of wells; and

  notice to surface owners and other third parties.

     State laws regulate the size and shape of drilling and spacing units or pro-ration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and natural gas we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

     Natural gas regulation. The availability, terms and cost of transportation significantly affect sales of natural gas. The interstate transportation and sale for resale of natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission, or the FERC. Federal and state regulations govern the price and terms for access to natural gas pipeline transportation. The FERC’s regulations for interstate natural gas transmission in some circumstances may also affect the intrastate transportation of natural gas.

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

     State regulation. The various states regulate the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. For example, Texas currently imposes a 4.6% severance tax on oil production and a 7.5% severance tax on natural gas production. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources. States may regulate rates of production and may establish maximum daily production allowable from natural gas wells based on market demand or resource conservation, or both.

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

Employees

     As of December 31, 2008, we had 98 full-time employees, including 10 petroleum engineers, 9 accountants and 3 landmen, none of whom are subject to collective bargaining agreements. We also contract for the services of independent consultants involved in land, engineering, regulatory, accounting, financial and other disciplines as needed. We believe that we have a favorable relationship with our employees.

Offices

     We currently lease approximately 23,446 square feet of office space in Midland, Texas at 303 W. Wall Street, Suite 1400, where our principal offices are located. The lease for our Midland office expires in August 2011.

Available Information

     We make available free of charge on our website, www.legacylp.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC.

     The information on our website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of our other filings with the SEC.

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

  the amount of oil, NGL and natural gas we produce;

  the price at which we are able to sell our oil, NGL and natural gas production;

  the amount and timing of settlements on our commodity and interest rate derivatives;

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

Our future growth may be limited because we distribute all of our available cash to our unitholders, and the recent disruptions in the financial markets may prevent us from obtaining the financing necessary for growth and acquisitions.

     Since we will distribute all of our available cash (as defined in our partnership agreement) to our unitholders, our growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations. Further, since we depend on financing provided by commercial banks and other lenders and the issuance of debt and equity securities to finance any significant growth or acquisitions, the recent disruptions in the global financial markets and the associated severe tightening of credit supply may prevent us from obtaining adequate financing from these sources, and, as a result, our ability to grow, both in terms of additional drilling and acquisitions, will be limited.

If commodity prices decline further or remain at current levels (approximately $40 per Bbl and $4 per MMBtu for NYMEX WTI oil and Henry Hub natural gas, respectively) for a prolonged period, we may be forced to reduce our distribution or not be able to pay distributions at all.

     If oil and natural gas prices decline further or remain at current levels over a prolonged period, the value of our reserves would continue to decrease, thereby reducing our cash flow and available credit, which would force us to reduce or suspend our distribution. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

  the domestic and foreign supply of and demand for oil and natural gas;

  the price and quantity of imports of crude oil and natural gas;

  overall domestic and global economic conditions;

  political and economic conditions in other oil and natural gas producing countries, including embargoes and continued hostilities in the Middle East and other sustained military campaigns, and acts of terrorism or sabotage;

  the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

  the level of consumer product demand;

  weather conditions;

  the impact of the U.S. dollar exchange rates on oil and natural gas prices; and

  the price and availability of alternative fuels.

     In the past, the prices of oil and natural gas have been extremely volatile, and we expect this volatility to continue.

If commodity prices decline further and remain depressed for a prolonged period, a significant portion of our development projects may become uneconomic and cause write downs of the value of our oil and gas properties, which may adversely affect our financial condition and our ability to make distributions to our unitholders.

     Lower oil and natural gas prices may not only decrease our revenues, but also reduce the amount of oil and natural gas that we can produce economically. Furthermore, the drastically lower oil and natural gas prices experienced in the fourth quarter of 2008 rendered more than half of our development projects uneconomic. The recent decrease in commodity prices has also resulted in a substantial downward adjustment to our estimated proved reserves from a standardized measure of $690.5 million as of December 31, 2007 to $235.0 million as of December 31, 2008. Further, deteriorating commodity prices may cause us to recognize impairments in the value of our oil and gas properties. In the fourth quarter of 2008, we recognized an impairment of $76.9 million. In addition, if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We may incur additional impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.

Due to regional fluctuations in the actual prices received for our production, the derivative contracts we enter into may not provide us with sufficient protection against price volatility since they are based on indexes related to different and remote regional markets.

     We sell our natural gas into local markets, the majority of which is produced in West Texas, Southeast New Mexico, the Texas Panhandle and Central Oklahoma and shipped to the Midwest, West Coast and Texas Gulf Coast. While we are paid a local price indexed to or closely related to Waha and ANR-Oklahoma, these indexes are heavily influenced by prices received in remote regional consumer markets less transportation costs. Our existing natural gas swaps are based on Waha and ANR-Oklahoma directly or through basis swaps, and we believe these to be representative of the prices we are paid for our natural gas in the listed regions. These regions account for over 90% of our gas sales. While we have a limited amount of NGL swaps in place, we are not able to effectively offset our NGL price risk though we have used oil as a proxy for NGLs, which in 2008, has proven to be a relatively ineffective hedge as NGL prices have declined more dramatically than oil prices due to the impact of Hurricanes Gustav and Ike on the Gulf Coast NGL processors (also known as “fractionators” which split the NGL stream into components including ethane, propane, butane, and natural gasoline) and the economic downturn, which has impacted petrochemical plant demand for NGLs, an important feedstock into refining and petrochemical plants.

Fluctuations in price and demand for our natural gas may force us to shut in a significant number of our producing wells, which may adversely impact our revenues and ability to pay distributions to our unitholders.

     We are subject to great fluctuations in the prices we are paid for our natural gas due to a number of factors including regional demand, weather, demand for NGLs which are recovered from our gas stream, and new natural gas pipelines such as the recently completed REX pipeline from the Rocky Mountains to the Midwest which competes with our natural gas in the Midwest. Drilling in shale resources has developed large amounts of new natural gas supplies that have depressed the prices paid for our natural gas, and we expect the shale resources to continue to be drilled and developed by our competitors. We also face the potential risk of shut-in natural gas due to high levels of natural gas and NGL inventory in storage, weak demand due to mild weather and the effects of the economic downturn on industrial demand. Lack of NGL storage in Mont Belvieu where our West Texas and New Mexico NGLs are shipped for processing could cause the processors of our natural gas to curtail or shut-in our natural gas wells and potentially force us to shut-in oil wells that produce associated natural gas. Following Hurricanes Gustav and Ike, when certain Permian Basin natural gas processors were forced to shut down their plants due to the shutdown of the Texas Gulf Coast NGL fractionators, we were able to produce our oil wells and vent or flare the associated natural gas. There is no certainty we will be able to vent or flare natural gas again due to potential changes in regulations. Furthermore we may encounter problems in restarting production of previously shut-in wells.

Our commodity derivative activities may limit our ability to profit from price gains, could result in cash losses and expose us to counterparty risk and as a result could reduce our cash available for distributions.

     We have entered into, and we may in the future enter into, oil and natural gas derivative contracts intended to offset the effects of commodity price volatility related to a significant portion of our oil and natural gas production. Many derivative instruments that we employ require us to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting our ability to realize the benefit of increases in oil and natural gas prices.

     The recent disruptions in the financial markets and the failures of major financial institutions have increased the risk that counterparties in any derivative transaction cannot or will not perform under our derivative contracts. If a counterparty fails to perform and the derivative transaction is terminated, our cash flow, and ability to pay distributions could be adversely impacted.

     Further, if our actual production and sales for any period are less than our expected production covered by derivative contracts and sales for that period (including reductions in production due to involuntary shut-ins or operational delays) or if we are unable to perform our drilling activities as planned, we might be forced to satisfy all or a portion of our derivative contracts without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity. Under our revolving credit facility, we are prohibited from entering into derivative contracts covering all of our production, and we therefore retain the risk of a price decrease on our volumes not subject to derivative contracts.

The recent disruptions in the financial markets, the substantial restrictions and financial covenants of our revolving credit facility and any negative redetermination of our borrowing base by our lenders could adversely affect our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

     We depend on our revolving credit facility for future capital needs. Our revolving credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion. As of March 2, 2009, we had $110 million available for borrowing under our revolving credit facility. Due to drastic decreases in commodity prices and recent disruptions and steep declines in the global financial markets and generally severely tightening credit supply, lenders under our revolving credit facility are expected to decrease our borrowing base at the next redetermination scheduled for April 1, 2009. If the lenders were to decrease the borrowing base to a level below our then outstanding borrowings, which are currently at $300 million, the amount exceeding the revised borrowing base would become immediately due and payable. In addition, our lenders may not honor their pro rata share of existing or future total commitments, which may significantly reduce our available borrowing capacity and, as a result, materially adversely affect our financial condition and ability to pay distributions to our unitholders.

     Our existing revolving credit facility matures on March 15, 2010. We may not be able to enter into a new revolving credit facility or may have to agree to a new revolving credit facility with terms and conditions much less favorable than our existing revolving credit facility. As a result, all amounts outstanding under our existing revolving credit facility on March 15, 2010 would become immediately due and payable. Any replacement credit facility may be on less attractive terms and impose more severe restrictive covenants on us, and the credit commitments and borrowing base available under such new credit facility may be significantly lower than the current commitments and borrowing base. As a result, our ability to fund our operations and growth projects may be severely limited, adversely affecting our financial condition and ability to pay distributions to our unitholders.

     Our existing revolving credit facility restricts and any future credit facility is expected to restrict, among other things, our ability to incur debt and pay distributions, and requires and will require us to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, such as the recent disruptions in the financial markets. Our failure to comply with any of the restrictions and covenants under our revolving credit facility could result in a default under our revolving credit facility. A default under our revolving credit facility could cause all of our existing indebtedness to be immediately due and payable.

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

     Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Financing Activities.”

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

     We make and expect to continue to make substantial capital expenditures in our business for the development, production and acquisition of oil and natural gas reserves. These expenditures will reduce our cash available for distribution. We intend to finance our future capital expenditures with cash flow from operations and borrowings under our revolving credit facility. Our cash flow from operations and access to capital are subject to a number of variables, including:

  our proved reserves;

  the level of oil and natural gas we are able to produce from existing wells;

  the prices at which our oil and natural gas are sold; and

  our ability to acquire, locate and produce new reserves.

     If our revenues or the borrowing base under our revolving credit facility decrease as a result of lower oil and/ or natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. Our revolving credit facility restricts our ability to obtain new financing. If additional capital is needed, we may not be able to obtain debt or equity financing. If cash generated by operations or available under our revolving credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our prospects, which in turn could lead to a decline in our oil and natural gas reserves, and could adversely affect our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

We do not control all of our operations and development projects and failure of an operator of wells in which we own partial interests to adequately perform could adversely affect our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

     Many of our business activities are conducted through joint operating agreements under which we own partial interests in oil and natural gas wells.

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

Increases in the cost of or failure of costs to adjust downward for drilling rigs, service rigs, pumping services and other costs in drilling and completing wells could reduce the viability of certain of our development projects.

     Higher oil and natural gas prices may also increase the rig count and the cost of rigs and oil field services necessary to implement our development projects. While costs are currently declining, they have not declined as rapidly as hydrocarbon prices. Thus, the reduced value of hydrocarbons may not justify the capital investment and operating expenses associated with a development project until costs decline further. This would delay or cancel certain projects, reducing our production and cash available to distribute. Increased capital requirements for our projects will result in higher reserve replacement costs which could reduce cash available for distribution. Higher project costs could cause certain of our projects to become uneconomic and therefore not to be implemented, reducing our production and cash available for distribution.

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

     In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

  the high cost, shortages or delivery delays of equipment and services;

  unexpected operational events;

  adverse weather conditions;

  facility or equipment malfunctions;

  title disputes;

  pipeline ruptures or spills;

  collapses of wellbore, casing or other tubulars;

  unusual or unexpected geological formations;

  loss of drilling fluid circulation;

  formations with abnormal pressures;

  fires;

  blowouts, craterings and explosions; and

  uncontrollable flows of oil, natural gas or well fluids.

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

     Since all of the indebtedness outstanding under our revolving credit facility is at variable interest rates, we have significant exposure to increases in interest rates. As a result, our business, results of operations and cash flows may be adversely affected by significant increases in interest rates. Further, an increase in interest rates may cause a corresponding decline in demand for equity investments, in particular for yield-based equity investments such as our units. Any reduction in demand for our units resulting from other more attractive investment opportunities may cause the trading price of our units to decline.

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

     Substantially all of our accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the energy industry. This concentration of customers and joint interest owners may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. In addition, our oil and natural gas derivative transactions expose us to credit risk in the event of nonperformance by counterparties.

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

     Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be harmed. We cannot be certain that our efforts to maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to continue to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet certain reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our units.

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

     We cannot predict the effect of future sales of our units, or the availability of units for future sales, on the market price of or the liquidity of the market for our units. Sales of substantial amounts of units, or the perception that such sales could occur, could adversely affect the prevailing market price of our units. Such sales, or the possibility of such sales, could also make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. The Founding Investors and their affiliates, including members of our management, own approximately 39% of our outstanding units. We granted the Founding Investors certain registration rights to have their units registered under the Securities Act. Upon registration, these units will be eligible for sale into the market. Because of the substantial size of the Founding Investors’ holdings, the sale of a significant portion of these units, or a perception in the market that such a sale is likely, could have a significant impact on the market price of our units. Further, if purchasers in our private equity offerings were to resell a substantial portion of their units, such sales could reduce the market price of our outstanding units.

Risks Related to Our Limited Partnership Structure

Our Founding Investors, including members of our management, own a 39% limited partner interest in us and control our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner has conflicts of interest and limited fiduciary duties, which may permit it to favor its own interests to the detriment of our unitholders.

     Our Founding Investors, including members of our management, own a 39% limited partner interest in us and therefore have the ability to effectively control the election of the entire board of directors of our general partner. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners, our Founding Investors and their affiliates. Conflicts of interest may arise between our Founding Investors and their affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

     Currently, the unitholders are unable to remove our general partner without its consent because our general partner’s affiliates own sufficient units to be able to prevent our general partner’s removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. Affiliates of our general partner, including members of our management, own 39% of our units.

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

  our unitholders’ proportionate ownership interests in us will decrease;

  the amount of cash available for distribution on each unit may decrease;

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

  a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or

  our unitholders’ right to act with other unitholders to take other actions under our partnership agreement constitutes “control” of our business.

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

     Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are subject to an entity-level state tax on the portion of our gross income that is apportioned to Texas. If any additional states were to impose a tax upon us as an entity, the cash available for distribution to our unitholders would be reduced. Finally, the President’s budget for the fiscal year 2010 outlines proposals to eliminate several oil and gas federal income tax incentives, including the repeal of the percentage depletion allowance for oil and natural gas and expensing of intangible drilling costs. It is not possible at this time to predict how legislation or new regulations that may be adopted to address these proposals would impact our business, but any such future laws and regulations could adversely affect the amount of taxable income or loss being allocated to our unitholders and could have a negative impact on the value of our units.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     As of December 31, 2008 we owned interests in producing oil and natural gas properties in 270 fields in the Permian Basin, Texas Panhandle, Oklahoma and several other states, operated 1,603 gross productive wells and owned non-operated interests in 2,247 gross productive wells. The following table sets forth information about our proved oil and natural gas reserves as of December 31, 2008. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves. For a definition of “standardized measure” please see the glossary of terms at the beginning of this annual report on Form 10-K.

	As of December 31, 2008
	Proved Reserves			Standardized Measure
Field	MMBoe	R/P(a)	% Oil and NGLs	Amount(b)	% of Total
				($ in Millions)
Texas Panhandle Fields	7.4	13	67%	$39.3	16.7%
Spraberry	3.7	11	69	34.6	14.7
Denton	1.7	10	86	14.9	6.4
East Binger	2.2	7	79	14.6	6.2
Farmer	1.2	12	65	7.9	3.3
Lea	1.0	17	68	6.7	2.9
Langlie Mattix	0.9	17	86	6.6	2.8
Total — Top 7 fields	18.0	11	72%	$124.6	53.0%
All others	12.8	8	63	110.4	47.0
Total	30.8	10	68%	$235.0	100.0%
____________________

(a)	Reserves as of December 31, 2008 divided by annualized fourth quarter production volumes.

(b)	Texas margin taxes and the federal income taxes associated with a corporate subsidiary have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure.

Summary of Oil and Natural Gas Properties and Projects

     Our most significant fields are the Texas Panhandle, Spraberry, Denton, East Binger, Farmer, Lea and Langlie Mattix. As of December 31, 2008, these seven fields accounted for approximately 58.4% of our total estimated proved reserves.

     Texas Panhandle Fields. The Texas Panhandle fields are located in Carson, Gray, Hartley, Hutchinson, Moore, and Potter Counties, Texas. The fields are produced from multiple formations of Permian age which primarily include the Granite Wash, Brown Dolomite, and Red Cave formations from 2,500 to 4,000 feet. Legacy operates 571 wells (486 producing, 85 injecting) in the Texas Panhandle fields with working interests ranging from 24.5% to 100% and net revenue interests ranging from 23.7% to 100.0%. We also own another 398 wells (387 producing, 11 injecting) with a 9.6% average non-operated working interest. As of December 31, 2008, our properties in the Texas Panhandle fields contained 7.4 MMBoe (67% liquids) of net proved reserves with a standardized measure of $39.3 million. The average net daily production from these fields was 1,512 Boe/d in for the fourth quarter of 2008. The estimated reserve life (R/P) for these fields is 13 years based on the annualized fourth quarter production rate.

     Spraberry Field. The Spraberry field is located in Midland, Martin, Reagan and Upton Counties, Texas. This field produces from Spraberry and Wolfcamp age formations from 5,000 to 10,200 feet. We operate 143 active wells (141 producing, 2 injecting) in this field with working interests ranging from 12.9% to 100% and net revenue interests ranging from 9.6% to 90.8%. We also own another 42 wells (41 producing, 1 injecting) with a 6.4% average non-operated working interest. As of December 31, 2008, our properties in the Spraberry field contained 3.7 MMBoe (69% liquids) of net proved reserves with a standardized measure of $34.6 million. The average net daily production from this field was 930 Boe/d for the fourth quarter of 2008. The estimated reserve life (R/P) for this field is 11 years based on the annualized fourth quarter production rate.

     Four operated and four non-operated wells were drilled on Legacy Reserves’ properties in the Spraberry Field in 2008. We have identified 13 more proved undeveloped projects and 6 behind-pipe or proved developed non-producing re-completion projects in this field.

     Denton Field. The Denton field is located in Lea County, New Mexico. The Devonian Formation at depths of 11,000 to 12,700 feet is the primary reservoir in the Denton field. Additional production has been developed in the Wolfcamp Formation at depths of 8,900 to 9,600 feet. We operate 17 wells in the Denton field with working interests ranging from 86% to 100% and net revenue interests ranging from 75.1% to 87.5%. We also own another 6 producing wells with a 15.0% average non-operated working interest. As of December 31, 2008, our properties in the Denton field contained 1.7 MMBoe (86% liquids) of net proved reserves with a standardized measure of $14.9 million. The average net daily production from this field was 472 Boe/d for the fourth quarter of 2008. The estimated reserve life (R/P) for the field is 10 years based on the annualized fourth quarter production rate.

     East Binger Field. The East Binger field is located in Caddo County, Oklahoma. The Marchand Sand, at depths of 9,700 to 10,100 feet, is the primary reservoir in the East Binger Field. The East Binger Unit, the major property in the field, is an active miscible nitrogen injection project and is operated by Binger Operations, LLC (BOL), of which Legacy owns 50%. BOL operates 87 wells (52 producing, 35 injecting) in the East Binger field, and Legacy Reserves owns a working interest of 54.5% and net revenue interest of 45.8% in the East Binger Unit. As of December 31, 2008, our properties in the East Binger field contained 2.2 MMBoe (79% liquids) of net proved reserves with a standardized measure of $14.6 million. The average net daily production from this field was 842 Boe/d for the fourth quarter of 2008. The estimated reserve life (R/P) for the field is 7 years based on the annualized fourth quarter production rate.

     Two infill wells were drilled in the East Binger Unit in 2008 and we have 8 more proved undeveloped projects identified in this field.

     Farmer Field. The Farmer field is located in Crockett and Reagan Counties, Texas. The San Andres Formation at depths of 2,100 to 2,600 feet is the primary reservoir in the Farmer field. We operate 158 wells (150 producing, 8 injecting) in the Farmer field with a 100.0% average working interest and a net revenue interest ranging from 80.8% to 87.5%. As of December 31, 2008, our properties in the Farmer field contained 1.2 MMBoe (65% liquids) of net proved reserves with a standardized measure of $7.9 million. The average net daily production from this field was 268 Boe/d for the fourth quarter of 2008. The estimated reserve life (R/P) for the field is 12 years based on the annualized fourth quarter production rate.

     The Farmer field has been developed using 20-acre spacing with the exception of a pilot 10-acre spacing area that includes eleven 10-acre wells. We currently have 8 10-acre proved undeveloped locations in this field and an additional 133 unproved 10-acre locations.

     Lea Field. The Lea field is located in Lea County, New Mexico. This field produces from the Devonian Formation at depths of 14,200 to 14,600 feet, the Morrow Formation at depths of 12,800 to 13,200 feet and the Bone Spring Formation at depths of 9,300 to 10,500 feet. We operate 14 wells (12 producing, 2 injection) in the Lea Field with a 68.7% average working interest and a 58.1% average net revenue interest. We also own another eight active producing wells with a 12.6% average non-operated working interest. As of December 31, 2008, our properties in the Lea Field contained 1.0 MMBoe (68% liquids) of net proved reserves with a standardized measure of $6.7 million. The average net daily production from this field was 150 Boe/d for the fourth quarter of 2008. The estimated reserve life (R/P) for the field is 17 years based on the annualized fourth quarter production rate.

     Three non-operated wells were drilled on Legacy Reserves’ properties in the Lea Field in 2008. We have identified 4 proved undeveloped projects and 1 behind-pipe or proved developed non-producing re-completions projects in this field.

     Langlie Mattix Field. The Langlie Mattix field is located in Lea County, New Mexico. The Queen Formation at depths of 3,400 to 3,800 feet is the primary reservoir in the Langlie Mattix field. We operate 98 wells (75 producing, 23 injecting) in the Langlie Mattix Penrose Sand Unit, a subdivision of the Langlie Mattix Field, with a 51.7% average working interest and a 44.7% average net revenue interest. We also operate two other properties with five active producing wells with 100% and 82.4% working interests and 82.0% and 67.4% net revenue interests, respectively. As of December 31, 2008, our properties in the Langlie Mattix field contained 0.9 MMBoe (86% liquids) of net proved reserves with a standardized measure of $6.6 million. The average net daily production from this field was 152 Boe/d for the fourth quarter of 2008. The estimated reserve life (R/P) for the field is 17 years based on the annualized fourth quarter production rate.

     The Langlie Mattix Penrose Sand Unit was drilled in the late 1930s and early 1940s on 40-acre spacing. Waterflooding commenced in 1958. There have been a total of 26 20-acre infill wells drilled on the Unit in four different drilling programs from 1983 to 2007. All four 20-acre infill drilling programs were successful. We have 20 more proved undeveloped locations and an additional 44 unproved 20-acre locations.

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

	As of December 31,
	2008	2007	2006
Reserve Data:
Estimated net proved producing reserves:
Oil (MMBbls)	16.6	19.6	13.4
Natural Gas Liquids (MMBbls)	4.3	4.0	—
Natural Gas (Bcf)	59.3	50.9	32.5
Total (MMBoe)	30.8	32.1	18.8
Proved developed reserves (MMBoe)	28.0	29.0	15.8
Proved undeveloped reserves (MMBoe)	2.8	3.1	3.0
Proved developed reserves as a percentage of total proved reserves	91%	90%	84%
Standardized measure (in millions)(a)	$235.0	$690.5	$240.6
Oil and Natural Gas Prices(b)
Oil — NYMEX WTI per Bbl	$41.00	$92.50	$57.75
Natural gas — NYMEX Henry Hub per MMBtu	$5.71	$6.80	$5.64
____________________

(a)	Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission (using prices in effect as of the period end date and costs over the prior period) without giving effect to non-property related expenses such as general administrative expenses and debt service or to depletion, depreciation and amortization and discounted using an annual discount rate of 10%. Because we are a limited partnership that allocates our taxable income to our unitholders, no provision for federal or state income taxes has been provided for in the calculation of standardized measure. Standardized measure does not give effect to derivative transactions. For a description of our derivative transactions, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Cash Flow from Operations.”

(b)	Oil and natural gas prices as of each date are based on NYMEX physical spot prices per Bbl of oil and per MMBtu of natural gas at such date, with these representative prices adjusted by property to arrive at the appropriate net sales price. These prices correlate to the NYMEX West Texas Intermediate near-month futures prices of $44.60, $95.98 and $61.05 as of December 31, 2008, 2007 and 2006, respectively, and the NYMEX Henry Hub near month futures prices of $5.62, $7.48 and $6.30 as of December 31, 2008, 2007 and 2006, respectively.

     Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells on which a relatively major expenditure is required for re-completion.

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

     From time to time, we engage LaRoche Petroleum Consultants, Ltd. to prepare a reserve and economic evaluation of properties that we are considering purchasing. Neither LaRoche Petroleum Consultants, Ltd. nor any of its employees have any interest in those properties, and the compensation for these engagements is not contingent on their estimates of reserves and future net revenues for the subject properties. During 2008, 2007 and 2006, we paid LaRoche Petroleum Consultants, Ltd. approximately $225,074, $143,900 and $246,992, respectively, for such reserve and economic evaluations.

Production and Price History

     The following table sets forth a summary of unaudited information with respect to our production and sales of oil and natural gas for the periods indicated, including the historical data of Legacy Reserves LP (formerly the Moriah Group) for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008(a)	2007(b)	2006(c)
Production:
Oil (MBbl)	1,660	1,179	749
Natural gas liquids (Mgal)	12,977	5,295	—
Gas (MMcf)	4,838	3,052	2,200
Total (MBOE)	2,775	1,814	1,116
Average daily production (BOE per day)	7,582	4,970	3,058
Average sales price per unit (excluding swaps):
Oil (per Bbl)	$95.16	$70.65	$60.55
NGL (per Gal)	$1.22	$1.42	$—
Gas (per Mcf)	$8.60	$7.02	$6.57
Combined (per BOE)	$77.63	$61.87	$53.58
Average sales price per unit (including realized swap gains/losses)(d):
Oil (per Bbl)	$72.16	$67.58	$51.65	(e)
NGL (per Gal)	$0.99	$1.30	$—
Gas (per Mcf)	$8.80	$8.48	$9.48
Combined (per BOE)	$63.13	$61.99	$53.35	(e)
Average unit costs per BOE:
Production costs, excluding production and other taxes	$18.74	$14.96	$14.28
Production and other taxes	$4.58	$4.35	$3.36
General and administrative	$4.11	$4.63	$3.31
Depletion, depreciation and amortization	$22.82	$15.66	$16.48
____________________

(a)	Reflects the production and operating results of the COP III and Pantwist acquisition properties from the closing dates of such acquisitions through December 31, 2008.

(b)	Reflects the production and operating results of the oil and natural gas properties acquired in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit Acquisitions from the closing dates of such acquisitions through December 31, 2007.

(c)	Reflects the production and operating results of the oil and natural gas properties acquired in the March 15, 2006 formation transactions and the South Justis, Farmer Field and Kinder Morgan acquisitions from the closing dates of such acquisitions through December 31, 2006.

(d)	Includes only the realized gains (losses) from Legacy’s oil and natural gas swaps.

(e)	Includes the effect of approximately $4.0 million of derivative premiums for the year ended December 31, 2006 to cancel and reset 2007 oil swaps from $60.00 to $65.82 per barrel for 372,000 barrels and for 2008 oil swaps from $60.50 to $66.44 per barrel for 348,000 barrels, which reflected the prevailing oil swap market at the time of the reset.

Productive Wells

     The following table sets forth information at December 31, 2008 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated	1,436	1,160	167	149
Non-operated	1,797	192	450	73
Total	3,233	1,352	617	221

Developed and Undeveloped Acreage

     The following table sets forth information as of December 31, 2008 relating to our leasehold acreage.

	Developed		Undeveloped
	Acreage(a)		Acreage(b)
	Gross(c)	Net(d)	Gross(c)	Net(d)
Total	430,522	146,993	6,200	865
____________________

(a)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.

(b)	Undeveloped acres are acres which are not held by commercially producing wells, regardless of whether such acreage contains proved reserves. All of our proved undeveloped locations are located on acreage currently held by production.

(c)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.

(d)	A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Drilling Activity

     The following table sets forth information, on a combined basis, with respect to wells completed by Legacy during the years ended December 31, 2008, 2007 and 2006. The drilling activities associated with the properties acquired in the Farmer Field acquisition (June 29, 2006), the South Justis acquisition (June 29, 2006) and the Kinder Morgan acquisition (July 31, 2006) are included for all periods subsequent to those acquisition dates. The drilling activities associated with the properties acquired in the Binger acquisition (April 16, 2007), the Ameristate acquisition (May 1, 2007), the TSF acquisition (May 25, 2007), the Raven Shenandoah acquisition (May 31, 2007), the Raven OBO acquisition (August 3, 2007), the TOC acquisition (October 1, 2007) and the Summit acquisition (October 1, 2007) are included for all periods subsequent to those acquisition dates. The drilling activities associated with the properties acquired in the COP III acquisition (April 30, 2008) and the Pantwist acquisition (October 1, 2008) are included for all periods subsequent to those acquisition dates. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the numbers of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of oil and natural gas, regardless of whether they produce a reasonable rate of return.

	Year Ended
	December 31,
	2008	2007	2006
Gross:
Development
Productive	23	29	14
Dry	—	—	2
Total	23	29	16
Exploratory
Productive	—	—	—
Dry	—	—	—
Total	—	—	—
Net:
Development
Productive	14.1	13.0	6.2
Dry	—	—	1.3
Total	14.1	13.0	7.5
Exploratory
Productive	—	—	—
Dry	—	—	—
Total	—	—	—

Summary of Development Projects

     We are currently pursuing an active development strategy. We estimate that our capital expenditures for the year ending December 31, 2009 will be approximately $20.0 million for development drilling, re-completions and re-fracture stimulation and other development related projects to implement this strategy. We intend to drill 33 gross (20.5 net) development wells and execute 22 gross (10.3 net) re-completions and re-fracture simulations projects. All of these development projects are located in the Permian Basin and the East Binger field in Oklahoma. We will consider adjustments to this capital program based on our assessment of additional development opportunities that are identified during the year and the cash available to invest in our development projects.

Operations

General

     We operate approximately 65% of our net daily production of oil and natural gas. We design and manage the development, re-completion or workover for all of the wells we operate and supervise operation and maintenance activities. We do not own drilling rigs or other oil field services equipment used for drilling or maintaining wells on properties we operate except for two single pole pulling units and a cable tool rig used for shallow well work in the Texas Panhandle fields. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We employ drilling, production, and reservoir engineers, geologists and other specialists who have worked and will work to improve production rates, increase reserves, and lower the cost of operating our oil and natural gas properties. We also employ field operating personnel including production superintendents, production foremen, production technicians and lease operators. We charge the non-operating partners an operating fee for operating the wells, typically on a fee per well-operated basis. Our non-operated wells are managed by third-party operators who are typically independent oil and natural gas companies.

Oil and Natural Gas Leases

     The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any well drilled on the lease premises. In the Permian Basin, this amount generally ranges from 12.5% to 33.7%, resulting in an 87.5% to 66.3% net revenue interest to us. Most of our leases are held by production and do not require lease rental payments.

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

Derivative Activity

     We enter into derivative transactions with unaffiliated third parties with respect to oil and natural gas prices to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in oil and natural gas prices. All of our derivative transactions in place are NYMEX or Over the Counter (“OTC”) financial swaps and collars, which do not require option premiums. Our derivatives either swap floating prices for fixed prices indexed on NYMEX for oil and OTC for natural gas and NGLs or swap the NYMEX index price to an index that reflects a geographical area of production, in our case, the Waha natural gas and ANR-Oklahoma natural gas indices. Our NYMEX WTI oil collar contract combines a put option or “floor” with a call option or “ceiling”. We enter into derivative transactions with respect to LIBOR interest rates to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in LIBOR interest rates. All of our interest rate derivative transactions are LIBOR interest rate swaps, which do not require option premiums. Our derivatives swap floating LIBOR rates for fixed rates. All of our derivative counterparties are members of our bank group. For a more detailed discussion of our derivative activities, please read “Business – Oil and Natural Gas Derivative Activities,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operations” and “— Quantitative and Qualitative Disclosures About Market Risk.”

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

     Our units, which were first offered and sold to the public on January 12, 2007, are listed on the NASDAQ Global Select Market under the symbol “LGCY.” As of March 3, 2009, there were 31,074,339 units outstanding, held by approximately 62 holders of record, including units held by our Founding Investors.

     The following table presents the high and low sales prices for our units during the periods indicated (as reported on the NASDAQ Global Select Market) and the amount of the quarterly cash distributions we paid on each of our units with respect to such periods.

	Price Ranges		Cash Distribution	Cash Distribution to
2008	High	Low	per Unit	General Partner
First Quarter	$22.75	$17.95	$0.49	$8,972
Second Quarter	$25.17	$19.86	$0.52	$9,522
Third Quarter	$25.76	$14.00	$0.52	$9,522
Fourth Quarter	$17.43	$6.50	$0.52	$9,522 (a)

	Price Ranges(b)		Cash Distribution	Cash Distribution to
2007	High	Low	per Unit	General Partner
First Quarter	$28.19	$18.90	$0.41	$7,508
Second Quarter	$30.42	$25.14	$0.42	$7,691
Third Quarter	$27.61	$18.50	$0.43	$7,874
Fourth Quarter	$24.57	$20.15	$0.45	$8,240
__________________

(a)	This distribution was paid to our general partner concurrent with our distribution to unitholders on February 13, 2009.

(b)	Our units were not traded on an established public trading market prior to our initial public offering in January 2007.

Distribution Policy

     We must distribute all of our cash on hand at the end of each quarter, less reserves established by our general partner. We refer to this cash as available cash, which is defined in our partnership agreement. We currently pay quarterly cash distributions of $0.52 per unit.

Recent Sales of Unregistered Securities

     None not previously reported on a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

     We were formed in October 2005. Upon completion of our private equity offering and as a result of the related formation transactions on March 15, 2006, we acquired oil and natural gas properties and business operations from the Founding Investors and the three charitable foundations. Although we were the surviving entity for legal purposes, the formation transactions were treated as a purchase with Moriah Properties, Ltd. and its affiliates, or the Moriah Group, being considered, on a combined basis, as the acquiring entity for accounting purposes. As a result, Legacy Reserves LP (formerly the Moriah Group) applied the purchase method of accounting to the separable assets and the liabilities of the oil and natural gas properties acquired from the Founding Investors (other than the Moriah Group) and the charitable foundations. Our historical financial statements for periods prior to March 15, 2006 only reflect the accounts of the Moriah Group.

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

     The selected historical financial data of the Moriah Group for the years ended December 31, 2005 and 2004 are derived from the audited consolidated financial statements of Legacy.

     The operating results of the PITCO properties have been included from their September 14, 2005 acquisition date (Note 1 to the Consolidated Financial Statements). The operating results of the Farmer Field, South Justis and Kinder Morgan acquisition properties have been included from their acquisition dates in June and July 2006 (Note 4 to the Consolidated Financial Statements). The operating results of the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit, COP III and Pantwist acquisition properties have been included from their acquisition dates (Note 4 to the Consolidated Financial Statements).

     You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Legacy’s financial statements and related notes included elsewhere in this annual report on Form 10-K.

	Years Ended December 31,
	2008(a)	2007(b)	2006(c)	2005(d)	2004
	(In thousands, except per unit data)
Statement of Operations Data:
Revenues:
Oil sales	$157,973	$83,301	$45,351	$18,225	$10,998
Natural gas liquids sales	15,862	7,502	—	—	—
Natural gas sales	41,589	21,433	14,446	7,318	3,945
Total Revenues	215,424	112,236	59,797	25,543	14,943
Expenses:
Oil and natural gas production	52,004	27,129	15,938	6,376	4,345
Production and other taxes	12,712	7,889	3,746	1,636	928
General and administrative	11,396	8,392	3,691	1,354	732
Depletion, depreciation, amortization
and accretion	63,324	28,415	18,395	2,291	883
Impairment of long-lived assets	76,942	3,204	16,113	—	—
Loss on disposal of assets	602	527	42	20	—
Total expenses	216,980	75,556	57,925	11,677	6,888
Operating income (loss)	(1,556)	36,680	1,872	13,866	8,055
Other income (expense):
Interest income	93	321	130	185	419
Interest expense	(21,153)	(7,118)	(6,645)	(1,584)	(213)
Gain on sale of partnership investment	—	—	—	—	1,292
Equity in income (loss) of partnerships	108	77	(318)	(495)	183
Realized and unrealized gain (loss) on oil,
NGL and natural gas swaps and collars	176,943	(85,156)	9,289	(6,159)	(633)
Other	116	(129)	29	46	92
Income (loss) before income taxes	154,551	(55,325)	4,357	5,859	9,195
Income taxes	(48)	(337)	—	—	—
Income (loss) from continuing operations	$154,503	$(55,662)	$4,357	$5,859	$9,195
Earnings (loss) from continuing operations
per unit
Basic and fully diluted	$5.05	$(2.13)	$0.26	$0.62	$0.97
Distributions per unit(e)	$1.98	$1.67	$0.8974

	Years Ended December 31,
	2008(a)	2007(b)	2006(c)	2005(d)	2004
	(In thousands)
Cash Flow Data:
Net cash provided by operating activities	$140,985	$57,147	$29,590	$14,409	$8,586
Net cash provided by (used in)
investing activities	$(258,035)	$(196,505)	$(62,505)	$(68,965)	$1,023
Net cash provided by (used in)
financing activities	$109,946	$147,900	$32,022	$55,742	$(8,958)
Capital expenditures	$217,980	$196,702	$56,150	$66,915	$3,325

	Historical
	Year Ended December 31,
	2008(a)	2007(b)	2006(c)	2005(d)	2004
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$2,500	$9,604	$1,062	$1,955	$769
Other current assets	78,437	23,954	17,159	6,316	5,799
Oil and natural gas properties, net of
accumulated depletion, depreciation
and amortization	613,032	440,180	247,580	77,172	12,224
Other assets	89,103	7,840	7,567	1,499	—
Total assets	$783,072	$481,578	$273,368	$86,942	$18,792
Current liabilities	$57,006	$43,457	$10,834	$4,562	$4,898
Long term debt	282,000	110,000	115,800	52,473	—
Other long-term liabilities	63,433	72,391	7,945	19,998	1,872
Unitholders’ equity	380,633	255,730	138,789	9,909	12,022
Total liabilities and unitholders’ equity	$783,072	$481,578	$273,368	$86,942	$18,792
____________________

(a)	Reflects Legacy’s purchase of the oil and natural gas properties acquired in the COP III and Pantwist Acquisitions as of the date of their respective acquisitions. Consequently, the operations of these acquired properties are only included for the period from the closing dates of such acquisitions through December 31, 2008.

(b)	Reflects Legacy’s purchase of the oil and natural gas properties acquired in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit Acquisitions as of the date of their respective acquisitions. Consequently, the operations of these acquired properties are only included for the period from the closing dates of such acquisitions through December 31, 2007.

(c)	Reflects Legacy’s purchase of the oil and natural gas properties acquired in the March 15, 2006 formation transactions and the South Justis, Farmer Field and Kinder Morgan acquisitions in June and July 2006. Consequently, the operations of these acquired properties are only included for the period from the closing dates of such acquisitions through December 31, 2006.

(d)	Reflects the Moriah Group’s purchase of the PITCO properties on September 14, 2005. Consequently, the operations of the PITCO properties are only included for the period following the date of acquisition.

(e)	Amounts not presented for years prior to 2006 since they would not be meaningful.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the “Selected Historical Consolidated Financial Data” and the accompanying financial statements and related notes included elsewhere in this annual report on Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report, particularly in “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Information,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview

     We were formed in October 2005. Upon completion of our private equity offering and as a result of the related formation transactions on March 15, 2006, we acquired oil and natural gas properties and business operations from our Founding Investors and three charitable foundations (“Legacy Formation”). Although we were the surviving entity for legal purposes, the formation transactions were treated as a purchase with the Moriah Group being considered, on a combined basis, as the acquiring entity for accounting purposes. Therefore, the accounts reflected in our historical financial statements prior to March 15, 2006 are those of the Moriah Group.

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

     Because of our rapid growth through acquisitions and development of properties, historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results. Since the PITCO properties were not acquired until September 14, 2005, the results of operations only include the operating results for the PITCO properties from September 14, 2005. The operating results of the properties acquired in the formation transactions are included in the results of operations from March 15, 2006, the operating results of the South Justis Unit properties and the Farmer Field properties acquired on June 29, 2006 have been included from July 1, 2006 and the operating results of the Kinder Morgan properties have been included from August 1, 2006. The operating results of the properties acquired in the Binger Acquisition are included in the results of operations from April 16, 2007, the operating results of the Ameristate Acquisition have been included from May 1, 2007, the operating results of the TSF Acquisition have been included from May 25, 2007, the operating results of the Raven Shenandoah Acquisition have been included from May 31, 2007, the operating results of the Raven OBO Acquisition have been included from August 3, 2007, the operating results from the TOC and Summit Acquisitions have been included from October 1, 2007, the operating results from the COP III Acquisition have been included from April 30, 2008 and the operating results from the Pantwist Acquisition have been included from October 1, 2008.

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

     Outlook. The current global economic environment has reduced the demand for oil and natural gas and resulted in a significant decrease of commodity prices. In addition, financial and credit markets have deteriorated, virtually shutting down access to public financial markets and significantly reducing the availability of credit. We cannot predict future commodity prices nor when and whether credit conditions will ease and financial markets will become available again. Based on the drastic decrease in commodity prices in the third and fourth quarters of 2008, we expect a challenging 2009. Crude oil prices declined from a high of $145.31 per Bbl in July 2008 to $44.60 per Bbl at December 31, 2008. Similarly, natural gas prices declined from a high of $13.58 per MMbtu in July of 2008 to $5.62 per MMbtu at December 31, 2008. Primarily as a result of the drastic decline in commodity prices, the present value or standardized measure of our proved reserves was revised downward from $690.5 million as of December 31, 2007 to $235.0 million as of December 31, 2008, and we had to recognize an impairment of $76.9 million in the value of our oil and gas properties. The drastic decline in commodity prices is also primarily responsible for a decrease in operating income from $29.8 million in the third quarter of 2008 to an operating loss of $90.2 million, including impairment of $76.5 million, in the fourth quarter of 2008. Though a sustained period of reduced commodity prices will have an adverse effect on our operating income in future periods resulting in decreased revenues and higher depletion rates, we do not anticipate future operating losses, if any, to be at the level recorded in the fourth quarter of 2008 as we have fully impaired a majority of our properties that are at risk under the current price environment. Based on the significant decline in commodity prices and the resulting change in our operating results, in the fourth quarter of 2008, approximately 50% of our drilling projects or proved undeveloped reserves became uneconomic. As a result, we reduced our 2009 capital expenditure budget to $20.0 million from $28.6 million in 2008.

     We face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from a given well or formation decreases. We attempt to overcome this natural decline by utilizing multiple types of recovery techniques such as secondary (waterflood) and tertiary (CO2 and nitrogen) recovery methods to re-pressure the reservoir and recover additional oil, drilling to find additional reserves, re-stimulating existing wells, improving artificial lift and acquiring more reserves than we produce. Our future growth will depend on our ability to continue to add reserves in excess of production. We will maintain our focus on adding reserves through acquisitions and development projects. Our ability to add reserves through acquisitions and development projects is dependent upon many factors including our ability to raise capital, obtain regulatory approvals and contract drilling rigs and personnel.

     Our revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. As set forth under “Cash Flow from Operations” below, we have entered into oil, NGL and natural gas derivatives designed to mitigate the effects of price fluctuations covering a significant portion of our expected production, which allows us to mitigate, but not eliminate, oil and natural gas price risk. We continuously conduct financial sensitivity analyses to assess the effect of changes in pricing and production. These analyses allow us to determine how changes in oil and natural gas prices will affect our ability to execute our capital investment programs and to meet future financial obligations. Further, the financial analyses allow us to monitor any impact such changes in oil and natural gas prices may have on the value of our proved reserves and their impact on any re-determination to our borrowing base under our revolving credit facility.

     Legacy does not specifically designate derivative instruments as cash flow hedges; therefore, the mark-to-market adjustment reflecting the unrealized gain or loss associated with these instruments is recorded in current earnings.

Production and Operating Costs Reporting

     We strive to increase our production levels to maximize our revenue and cash available for distribution. Additionally, we continuously monitor our operations to ensure that we are incurring operating costs at the optimal level. Accordingly, we continuously monitor our production and operating costs per well to determine if any wells or properties should be shut-in, re-completed or sold.

     Such costs include, but are not limited to, the cost of electricity to lift produced fluids, chemicals to treat wells, field personnel to monitor the wells, well repair expenses to restore production, well workover expenses intended to increase production and ad valorem taxes. We incur and separately report severance taxes paid to the states and counties in which our properties are located. These taxes are reported as production taxes and are a percentage of oil and natural gas revenue. Ad valorem taxes are a percentage of property valuation. Gathering and transportation costs are generally borne by the purchasers of our oil and natural gas as the price paid for our products reflects these costs. We do not consider royalties paid to mineral owners as an expense as we deduct hydrocarbon volumes owned by mineral owners from reported hydrocarbon sales volumes.

Operating Data

     The following table sets forth our selected financial and operating data for the periods indicated.

	Year Ended December 31,
	2008(a)	2007(b)	2006(c)
	(In thousands, except per unit data)
Revenues:
Oil sales	$157,973	$83,301	$45,351
Natural gas liquid sales	15,862	7,502	—
Natural gas sales	41,589	21,433	14,446
Total revenue	$215,424	$112,236	$59,797

Expenses:
Oil and natural gas production	$52,004	$27,129	$15,938
Production and other taxes	$12,712	$7,889	$3,746
General and administrative	$11,396	$8,392	$3,691
Depletion, depreciation, amortization and accretion	$63,324	$28,415	$18,395
Realized swap settlements:
Realized loss on oil swaps	$(38,185)	$(3,627)	$(6,667)
Realized loss on natural gas liquid swaps	$(3,025)	$(619)	$—
Realized gain on natural gas swaps	$977	$4,457	$6,405
Production:
Oil — barrels	1,660	1,179	749
Natural gas liquids — gallons	12,977	5,295	—
Natural gas — Mcf	4,838	3,052	2,200
Total (MBoe)	2,775	1,814	1,116
Average daily production (Boe/d)	7,582	4,970	3,058
Average sales price per unit (excluding swaps):
Oil price per barrel	$95.16	$70.65	$60.55
Natural gas liquid price per gallon	$1.22	$1.42	$—
Natural gas price per Mcf	$8.60	$7.02	$6.57
Combined (per Boe)	$77.63	$61.87	$53.58
Average sales price per unit (including realized swap gains/losses)(d):
Oil price per barrel	$72.16	$67.58	$51.65	(e)
Natural gas liquid price per gallon	$0.99	$1.30	$—
Natural gas price per Mcf	$8.80	$8.48	$9.48
Combined (per Boe)	$63.13	$61.99	$53.35	(e)
NYMEX oil index prices per barrel:
Beginning of Period	$95.98	$61.05	$61.04
End of Period	$44.60	$95.98	$61.05
NYMEX gas index prices per Mcf:
Beginning of Period	$7.48	$6.30	$11.25
End of Period	$5.62	$7.48	$6.30
Average unit costs per Boe:
Production costs, excluding production and other taxes	$18.74	$14.96	$14.28
Production and other taxes	$4.58	$4.35	$3.36
General and administrative	$4.11	$4.63	$3.31
Depletion, depreciation, amortization and accretion	$22.82	$15.66	$16.48
____________________

(a)

Reflects the production and operating results of the oil and natural gas properties acquired in the COP III and Pantwist Acquisitions from the closing dates of such acquisitions through December 31, 2008.

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

(d)	Includes only the realized gains (losses) from Legacy’s oil and gas swaps.

(e)

Includes the effect of approximately $4.0 million of derivative premiums for the year ended December 31, 2006, to cancel and reset 2007 oil swaps from $60.00 to $65.82 per barrel for 372,000 barrels and for 2008 oil swaps from $60.50 to $66.44 per barrel for 348,000 barrels, which reflected the prevailing oil swap market at the time of the reset.

Results of Operations

   Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

     Legacy’s revenues from the sale of oil were $158.0 million and $83.3 million for the years ended December 31, 2008 and 2007, respectively. Legacy’s revenues from the sale of NGLs were $15.9 million and $7.5 million for the years ended December 31, 2008 and 2007, respectively. Legacy’s revenues from the sale of natural gas were $41.6 million and $21.4 million for the years ended December 31, 2008 and 2007, respectively. The $74.7 million increase in oil revenues reflects an increase in oil production of 481 MBbls (41%) due primarily to Legacy’s purchase of the oil and natural gas properties acquired in the COP III and Pantwist Acquisitions, a full year of production from the 2007 acquisitions, our development activities and several additional acquisitions, which are both individually and collectively immaterial. While the realized price increased $24.51 per Bbl during the year ended December 31, 2008, we had a significant decline in realized oil prices during the fourth quarter of 2008. The $8.4 million increase in NGL revenues reflects an increase in NGL production of 7,682 MMGal (145%) due to Legacy’s purchase of oil and natural gas properties acquired in the COP III and Pantwist Acquisitions, a full year of production from the 2007 acquisitions, our development activities and several additional acquisitions, which are both individually and collectively immaterial, and a full year of production from 2007 acquisition properties. The $20.2 million increase in natural gas revenues reflects an increase in natural gas production of approximately 1,786 MMcf (59%) due primarily to Legacy’s purchase of oil and natural gas properties in the COP III and Pantwist Acquisitions, a full year of production from the 2007 acquisitions, our development activities and several additional acquisitions, which are both individually and collectively immaterial, while the realized price per Mcf increased $1.58 per Mcf.

     For the year ended December 31, 2008, Legacy recorded $176.9 million of net gains on oil and natural gas swaps and collars comprised of realized losses of $40.2 million from net cash settlements of oil, NGL and natural gas swap contracts and net unrealized gains of $217.1 million. Legacy had unrealized net gains from its oil swaps because the fixed prices of its oil swap contracts were above the NYMEX index prices at December 31, 2008. As a point of reference, the NYMEX price for light sweet crude oil for the near-month close at December 31, 2008 was $44.60 per Bbl, a price which is less than the average contract prices of Legacy’s outstanding oil swap contracts of $83.53 per Bbl. Legacy had unrealized net gains from its natural gas and NGL swaps because the fixed prices of its natural gas and NGL swap contracts were above the NYMEX index prices at December 31, 2008. As a point of reference, the NYMEX price for natural gas for the near-month close at December 31, 2008 was $5.62 per MMbtu, a price which is less than the average contract prices of Legacy’s outstanding natural gas swap contracts of $7.99 per MMbtu. For the year ended December 31, 2007, Legacy recorded $80.1 million of net losses on oil swaps comprised of a realized loss of $3.6 million from net cash settlements of oil swap contracts and a net unrealized loss of $76.5 million. For the year ended December 31, 2007, Legacy recorded $3.8 million of net losses on NGL swaps comprised of a realized loss of $0.6 million from net cash settlements of NGL swap contracts and a net unrealized loss of $3.2 million. For the year ended December 31, 2007, Legacy recorded $1.2 million of net losses on natural gas swaps comprised of a realized gain of $4.5 million from net cash settlements of natural gas swap contracts and a net unrealized loss of $5.7 million. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

     Legacy’s oil and natural gas production expenses, excluding production and other taxes, increased to $52.0 million ($18.74 per Boe) for the year ended December 31, 2008, from $27.1 million ($14.96 per Boe) for the year ended December 31, 2007. Production expenses increased primarily because of (i) $6.0 million related to the COP III Acquisition, (ii) $0.4 million related to the Pantwist Acquisition, (iii) $7.1 million related to several immaterial acquisitions and (iv) increased production and increased cost of services and certain operating costs that are directly related to the higher commodity prices experienced during the year ended December 31, 2008, including the cost of electricity, which powers artificial lift equipment and pumps involved in the production of oil, and the higher level of industry activity stimulated by higher oil and natural gas prices.

     Legacy’s production and other taxes were $12.7 million and $7.9 million for the years ended December 31, 2008 and 2007, respectively. Production and other taxes increased primarily because of (i) approximately $0.7 million of taxes related to the COP III Acquisition, (ii) $1.9 million of taxes related to several immaterial acquisitions and (iii) higher realized commodity prices in the 2008 period as production taxes are assessed as a percentage of revenue.

     Legacy’s general and administrative expenses were $11.4 million and $8.4 million for the years ended December 31, 2008 and 2007, respectively. General and administrative expenses increased approximately $3.0 million between periods primarily due to increased employee costs related to business expansion.

     Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $63.3 million and $28.4 million for the years ended December 31, 2008 and 2007, respectively, reflecting primarily the significant decrease in oil and natural gas prices during the fourth quarter of 2008 which resulted in a significant downward revision in proved reserve volumes causing an increase in our depletion rates. As a point of reference, our depletion rate per BOE for the year ended December 31, 2008 was $22.82 compared to $15.66 for the year ended December 31, 2007.

     Impairment expense was $76.9 million and $3.2 million for the years ended December 31, 2008 and 2007, respectively. In 2008 Legacy recognized impairment expense in 101 separate producing fields, due primarily to significant declines in oil and natural gas prices in the fourth quarter of 2008 resulting in reduced future expected cash flows on these fields. In 2007 Legacy recognized impairment expense in 43 separate producing fields, due primarily to performance decline in properties within these fields.

     Legacy recorded interest income of $93,010 for the year ended December 31, 2008 and $320,968 for the year ended December 31, 2007. The decrease of $227,958 is a result of lower average interest rates received during the year ended December 31, 2008.

     Interest expense was $21.2 million and $7.1 million for the years ended December 31, 2008 and 2007, respectively, reflecting higher average borrowings during the year ended December 31, 2008 and a mark-to-market adjustment related to interest rate swaps of approximately $9.0 million.

     Legacy recorded equity in income of partnership of $107,795 and $77,144 for the years ended December 31, 2008 and 2007, respectively, related to its non-controlling interest in Binger Operations LP (“BOL”). This income is primarily derived from Legacy’s non-controlling interest in BOL’s less than 1% interest in the Binger Unit. The increase of $30,651 is a result of higher average realized oil and natural gas prices for the year ended December 31, 2008.

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

     Legacy’s general and administrative expenses were $8.4 million and $3.7 million for the years ended December 31, 2007 and 2006, respectively. General and administrative expenses increased approximately $4.7 million between periods primarily due to (i) increased employee costs related to business expansion, (ii) $1.4 million of costs incurred in connection with awards granted under the LTIP due to a $1.1 million non-cash expense related to the change in estimated fair value of the unit-based compensation liability related to unit options, unit grants, phantom unit grants and unit appreciation rights and $0.3 million of cash payments to employees exercising unit options and (iii) approximately $0.5 million of costs incurred in connection with the preparation of the 2006 U.S. federal income tax return and related form K-1’s.

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

     As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in growing reserves and production will be highly dependent on capital resources available to us and our success in acquiring and developing additional hydrocarbon reserves. We actively review acquisition opportunities on an ongoing basis. If we were to make significant additional acquisitions for cash, we would need to borrow additional amounts under our revolving credit facility, if available, or obtain additional debt or equity financing. Our revolving credit facility imposes certain restrictions on our ability to obtain additional debt financing. Further, our existing credit facility matures on March 15, 2010. Due to the recent severe disruptions in the financial markets, existing lenders under our revolving credit facility may or may not be able to enter into a replacement credit facility with us and as a result, all amounts outstanding under our existing revolving credit facility on March 15, 2010 would become immediately due and payable. Further, any replacement facility may impose less attractive terms and more severe restrictive covenants on us, and the credit amounts available under such replacement facility may be significantly lower. Based upon current oil and natural gas price expectations for the year ending December 31, 2009, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our revolving credit facility will provide us sufficient working capital to meet our planned capital expenditures of $20.0 million and planned cash distributions of $64.6 million, which reflect the $16.16 million of distributions paid in the first quarter of 2009 and $16.16 million of planned distributions during each of the second, third and fourth quarters of 2009. Our board of directors determines our distribution each quarter and there is no guarantee that the board will maintain our current quarterly distribution rate of $0.52 per unit. Please read “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

     Legacy’s net cash provided by operating activities was $141 million and $57.1 million for the year ended December 31, 2008 and 2007, respectively, with the 2008 period being favorably impacted by higher sales volumes and higher realized oil and natural gas prices, partially offset by higher expenses.

     Legacy’s net cash provided by operating activities was $57.1 million and $29.6 million for the years ended December 31, 2007 and 2006, respectively, with the 2007 period being favorably impacted by higher sales volumes and higher realized oil and natural gas prices, partially offset by higher expenses.

     Our cash flow from operations is subject to many variables, the most significant of which is the volatility of oil, NGL and natural gas prices. Oil, NGL and natural gas prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control. Our future cash flow from operations will depend on our ability to maintain and increase production through acquisitions and development projects, as well as the prices of oil, NGLs and natural gas.

Investing Activities

     Legacy’s cash capital expenditures were $216.4 million for the year ended December 31, 2008. The total includes $52.2 million and $40.6 million for the purchase of producing oil and natural gas properties in the COP III and Pantwist Acquisitions, respectively. The remaining balance was expended in several smaller individual acquisitions and development projects.

     Legacy’s capital expenditures were $196.0 million and $55.9 million for the years ended December 31, 2007 and 2006, respectively. The total for the year ended December 31, 2007 includes $28.5 million, $5.2 million, $14.8 million, $13.5 million, $20.9 million, $62.1 million and $13.5 million for the purchase of producing oil and natural gas properties in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit Acquisitions, respectively. The balance was expended in smaller individual acquisitions and development projects.

     We currently anticipate that our development capital budget, which predominantly consists of drilling, re-completion and well stimulation projects, will be $20.0 million for the year ending December 31, 2009. Our borrowing capacity under our revolving credit facility is $110 million as of March 2, 2009. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. If oil and natural gas prices decline below levels we deem acceptable, we may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and labor crews. Based upon management’s current oil and natural gas price expectations for the year ending December 31, 2009, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our revolving credit facility, to meet our cash obligations including our planned capital expenditures of $20.0 million and planned cash distributions of $64.6 million during the year ending December 31, 2009. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or cash distributions.

     We enter into oil, NGL and natural gas derivatives to reduce the impact of oil, NGL and natural gas price volatility on our cash flow. Currently, we use swaps and collars to offset price volatility on NYMEX oil, NGL and Waha and ANR-Oklahoma natural gas prices, which do not include the additional net discount that we typically realize in the Permian Basin. At December 31, 2008, we had in place oil, NGL and natural gas swaps covering significant portions of our estimated 2009 through 2013 oil, NGL and natural gas production. As of March 2, 2009 we had derivatives covering approximately 70% of our expected oil, NGL and natural gas production for 2009. As of March 2, 2009 we had also entered into derivative contracts covering over 50% on average of our expected oil, NGL and natural gas production for 2010 through 2013 from existing total proved reserves.

     By removing the price volatility on our cash flows from a significant portion of our oil, NGL and natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. In addition, these counterparties are members of our revolving credit facility, which allows us to avoid margin calls. However, due to the recent severe disruptions in the financial markets, we can no longer predict whether any counterparty will meet its obligations under our derivative contracts. Due to this uncertainty, we routinely monitor the creditworthiness of our counterparties.

     The following tables summarize, for the periods indicated, our oil and natural gas swaps as of March 2, 2009 in place through December 31, 2013. We use swaps as our mechanism for hedging commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to hedge the floating prices we are paid by purchasers of our oil and natural gas. These transactions are settled based upon the monthly average closing price of the front-month NYMEX WTI oil contract price of oil at Cushing, Oklahoma, and NYMEX Henry Hub, West Texas Waha and ANR-Oklahoma prices of natural gas on the average of the three final trading days of the month and settlement occurs on the fifth day of the production month.

	Annual	Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
2009	1,488,969	$82.82	$61.05 - $140.00
2010	1,397,973	$82.37	$60.15 - $140.00
2011	1,155,712	$88.07	$67.33 - $140.00
2012	969,812	$81.28	$67.72 - $109.20
2013	240,000	$82.00	$82.00

	Annual	Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
2009	3,167,142	$8.06	$6.85 - $10.18
2010	2,840,859	$7.87	$6.85 - $ 9.73
2011	2,127,316	$8.01	$6.85 - $ 8.70
2012	1,579,736	$8.02	$6.85 - $ 8.70

     In July 2006, we entered into basis swaps to receive floating NYMEX Henry Hub natural gas prices less a fixed basis differential and pay prices based on the floating Waha index, a natural gas hub in West Texas. The prices that we receive for our Permian Basin natural gas sales follow Waha more closely than NYMEX. The basis swaps thereby provide a better match between our natural gas sales and the settlement payments on our natural gas swaps. The following table summarizes, for the periods indicated, our NYMEX-Waha basis swaps as of March 2, 2009 in place through December 31, 2010:

	Annual	Basis Differential
Calendar Year	Volumes (MMBtu)	per Mcf
2009	1,320,000	$(0.68)
2010	1,200,000	$(0.57)

     In December of 2008, we entered into basis swaps to receive floating NYMEX Henry Hub natural gas prices less a fixed basis differential and pay prices based on the floating ANR-Oklahoma index, a natural gas hub in Oklahoma. The prices that we receive for our Texas Panhandle and Oklahoma natural gas sales follow ANR-Oklahoma more closely than NYMEX. The following table summarizes, for the periods indicated, our NYMEX-ANR-Oklahoma basis swaps as of March 2, 2009 in place through December 31, 2010:

	Annual	Basis Differential
Calendar Year	Volumes (MMBtu)	per Mcf
2009	480,000	$(1.09)
2010	480,000	$(0.87)

     On March 30, 2007, we entered into NGL swaps to hedge the impact of volatility in the spot prices of NGLs. On September 7, 2007, we entered into additional NGL swaps. These swaps hedge the spot prices for ethane, propane, iso-butane, normal butane and natural gasoline tracked on the Mont Belvieu, Non-Tet OPIS exchange. The following table summarizes, for the periods indicated, fixed prices to be received under our Mont Belvieu, Non-Tet OPIS NGL swaps as of March 2, 2009 in place through December 31, 2009, and reflects the volume-weighted average price of the NGL components hedged.

	Annual
Calendar Year	Volumes (Gal)	Price per Gal
2009	2,265,480	$1.15

     On June 24, 2008, Legacy entered into a NYMEX West Texas Intermediate oil derivative collar contract that combines a put option or “floor” with a call option or “ceiling”. The following table summarizes the oil collar contract currently in place as of March 2, 2009, through December 31, 2012:

	Annual	Average	Average
Calendar Year	Volumes (Bbls)	Floor	Ceiling
2009	75,400	$120.00	$156.30
2010	71,800	$120.00	$156.30
2011	68,300	$120.00	$156.30
2012	65,100	$120.00	$156.30

     The following table details the commodity derivative assets (liabilities), by commodity, as of December 31, 2008 and 2007:

			Natural	Natural Gas	NGL
	Oil Swaps	Oil Collar	Gas Swaps	Basis Swaps	Swaps	Total
	(In thousands)
Balance December 31, 2007	$(78,089)	$—	$(510)	$(444)	$(3,228)	$(82,271)
Balance December 31, 2008	$102,454	$15,366	$15,339	$437	$1,309	$134,905

     The following table details the commodity derivative income (expense) activities, by commodity, for the year ended December 31,2008:

			Natural	Natural Gas	NGL
	Oil Swaps	Oil Collar	Gas Swaps	Basis Swaps	Swaps	Total
	(In thousands)
Realized gain (loss) on cash settlements	$(38,185)	$—	$150	$827	$(3,025)	$(40,233)
Unrealized gain on mark-to-market
of derivatives existing as of
January 1, 2008	96,908	—	7,837	849	4,537	110,131
Unrealized gain on mark-to-market of
derivatives entered during 2008	83,635	15,366	8,012	32	—	107,045
Realized and unrealzed gain
on derivatives	$142,358	$15,366	$15,999	$1,708	$1,512	$176,943

Financing Activities

   Our Revolving Credit Facility

     At the closing of our private equity offering on March 15, 2006, we entered into a four-year revolving credit facility with BNP Paribas as administrative agent. Borrowings under the facility are due on March 15, 2010. As of March 2, 2009, $300 million of borrowings were outstanding. There is no guarantee that we will be able to replace the existing revolving credit facility with a replacement facility offering similar terms and credit amounts or at all. The replacement facility, if any, may impose less attractive terms and more severe restrictive covenants on us, and the credit amounts available under such replacement facility may be significantly lower. On October 24, 2007, we entered into the third amendment to the revolving credit facility with BNP Paribas, which increased the maximum credit amount to $500 million from the initial amount of $300 million. Our obligations under the revolving credit facility are secured by mortgages on more than 80% of our oil and gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base, currently at $410 million, which was initially set at $130 million and was increased on October 6, 2008 to $383.76 million pursuant to the fifth amendment to the revolving credit facility and further increased to $410 million on November 26, 2008 with the addition of two new member banks to the revolving credit facility. The borrowing base is subject to semi-annual re-determinations on April 1 and October 1 of each year. We expect that in connection with the next re-determination scheduled for April 1, 2009, the lenders under our revolving credit facility will lower our borrowing base to reflect the significantly lower commodity price outlook. As a result, the amount available for borrowing under our revolving credit facility is expected to decrease. Additionally, either we or the lenders may, once during each calendar year, elect to re-determine the borrowing base between scheduled re-determinations. We also have the right, once during each calendar year, to request the re-determination of the borrowing base upon the proposed acquisition of certain oil and gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders and any decrease in the borrowing base must be approved by the lenders holding 66 2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the revolving credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66 2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the revolving credit facility so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral.

     We may elect that borrowings be comprised entirely of alternate base rate (ABR) loans or Eurodollar loans. Interest on the loans is determined as follows:

  with respect to ABR loans, the alternate base rate equals the higher of the prime rate or the Federal funds effective rate plus 0.50%, plus an applicable margin between 0% and 0.50%, or with respect to any Eurodollar loans, the London inter-bank rate, or LIBOR, plus an applicable margin ranging from and including 1.50% and 2.125% per annum, determined by the percentage of the borrowing base then in effect that is drawn.

     Interest is generally payable quarterly for ABR loans and on the last day of the applicable interest period for any Eurodollar loans.

     Our revolving credit facility also contains various covenants that limit our ability to:

  incur indebtedness;

  enter into certain leases;

  grant certain liens;

  enter into certain swaps;

  make certain loans, acquisitions, capital expenditures and investments;

  make distributions other than from available cash;

  merge, consolidate or allow any material change in the character of our business; or

  engage in certain asset dispositions, including a sale of all or substantially all of our assets.

     Our revolving credit facility also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

  consolidated net income plus interest expense, income taxes, depreciation, depletion, amortization, impairment and other similar charges excluding unrealized gains and losses under Statement of Financial Accounting Standards (“SFAS”) No. 133, minus all non-cash income added to consolidated net income, and giving pro forma effect to any acquisitions or capital expenditures, to interest expense of not less than 2.5 to 1.0;

  total debt to EBITDA of not more than 3.75 to 1.0 as amended on October 6, 2008, pursuant to the fifth amendment to the revolving credit facility; and

  consolidated current assets, including the unused amount of the total commitments, to consolidated current liabilities of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under SFAS No. 133, which includes the current portion of oil, natural gas and interest rate swaps.

     If an event of default exists under our revolving credit facility, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies. Each of the following would be an event of default:

  failure to pay any principal when due or any reimbursement amount, interest, fees or other amount within certain grace periods;

  a representation or warranty is proven to be incorrect when made;

  failure to perform or otherwise comply with the covenants or conditions contained in the credit agreement or other loan documents, subject, in certain instances, to certain grace periods;

  default by us on the payment of any other indebtedness in excess of $1.0 million, or any event occurs that permits or causes the acceleration of the indebtedness;

  bankruptcy or insolvency events involving us or any of our subsidiaries;

  the loan documents cease to be in full force and effect;

  our failing to create a valid lien, except in limited circumstances;

  a change of control, which will occur upon (i) the acquisition by any person or group of persons of beneficial ownership of more than 35% of the aggregate ordinary voting power of our equity securities, (ii) the first day on which a majority of the members of the board of directors of our general partner are not continuing directors (which is generally defined to mean members of our board of directors as of March 15, 2006 and persons who are nominated for election or elected to our general partner’s board of directors with the approval of a majority of the continuing directors who were members of such board of directors at the time of such nomination or election), (iii) the direct or indirect sale, transfer or other disposition in one or a series of related transactions of all or substantially all of the properties or assets (including equity interests of subsidiaries) of us and our subsidiaries to any person, (iv) the adoption of a plan related to our liquidation or dissolution or (v) Legacy Reserves GP, LLC’s ceasing to be our sole general partner;

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

Off-Balance Sheet Arrangements

     None.

Contractual Obligations

     A summary of our contractual obligations as of December 31, 2008 is provided in the following table.

	Obligations Due in Period
Contractual Cash Obligations	2009	2010-2011	2012-2013	Thereafter	Total
	(In thousands)
Long-term debt(a)	$—	$282,000	$—	$—	$282,000
Interest on long-term debt(b)	14,326	2,865	—	—	17,191
Derivative obligations(c)	1,691	9,070	—	—	10,761
Management compensation(d)	1,305	2,610	2,610	—	6,525
Asset retirement obligation(e)	25,889	1,245	1,962	51,328	80,424
Office lease	154	260	10	—	424
Total contractual cash obligations	$43,365	$298,050	$4,582	$51,328	$397,025
____________________

(a)	Represents amounts outstanding under our revolving credit facility as of December 31, 2008.

(b)	Based upon our interest rate of 5.08% under our revolving credit facility as of December 31, 2008.

(c)	Derivative obligations represent net liabilities for derivatives that were valued as of December 31, 2008, the ultimate settlement of which are unknown because they are subject to continuing market risk. Please read “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” for additional information regarding our derivative obligations.

(d)	The related employment agreements do not contain termination provisions; therefore, the ultimate payment obligation is not known. For purposes of this table, management has not reflected payments subsequent to 2013.

(e)	Asset retirement obligations of oil and natural gas assets, excluding salvage value and accretion, the ultimate settlement and timing of which cannot be precisely determined in advance.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Estimates and assumptions are evaluated on a regular basis. We based our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of the financial statements. Changes in these estimates and assumptions could materially affect our financial position, results of operations or cash flows. Management considers an accounting estimate to be critical if:

  it requires assumptions to be made that were uncertain at the time the estimate was made, and changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

     Please read Note 1 of the Notes to Consolidated Financial Statements for a detailed discussion of all significant accounting policies that we employ and related estimates made by management.

     Nature of Critical Estimate Item: Oil and Natural Gas Reserves — Our estimate of proved reserves is based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. LaRoche Petroleum Consultants, Ltd, prepares a reserve and economic evaluation of all our properties in accordance with

Securities and Exchange Commission, or “SEC,” guidelines on a lease, unit or well-by-well basis, depending on the availability of well-level production data. The accuracy of our reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs, and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the economics of producing the reserves may change and therefore the estimate of proved reserves also may change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements. Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion rates are made concurrently with changes to reserve estimates.

     Assumptions/Approach Used: Units-of-production method to deplete our oil and natural gas properties — The quantity of reserves could significantly impact our depletion expense. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate.

     Effect if Different Assumptions Used: Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the year ended December 31, 2008 by approximately 10%.

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

     Assumptions/Approach Used: Estimating the future asset removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Inherent in the estimate of the present value calculation of our AROs are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit-adjusted-risk-free rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments.

     Effect if Different Assumptions Used: Since there are so many variables in estimating AROs, we attempt to limit the impact of management’s judgment on certain of these variables by developing a standard cost estimate based on historical costs and industry quotes updated annually. Unless we expect a well’s plugging to be significantly different than a normal abandonment, we use this estimate. The resulting estimate, after application of a discount factor and present value calculation, could differ from actual results, despite our efforts to make an accurate estimate. We engage independent engineering firms to evaluate our properties annually. We use the remaining estimated useful life from the year-end reserve report by our independent reserve engineers in estimating when abandonment could be expected for each property. On an annual basis we evaluate our latest estimates against actual abandonment costs incurred. For the year ended December 31, 2008, actual abandonment costs materially exceeded our previous estimates. As a result, we revised future estimated costs to reflect these higher actual costs. We expect to see our calculations impacted significantly if interest rates continue to rise, as the credit-adjusted-risk-free rate is one of the variables used on a quarterly basis.

     Nature of Critical Estimate Item: Derivative Instruments and Hedging Activities — We periodically use derivative financial instruments to achieve a more predictable cash flow from our oil, NGL and natural gas production and interest expense by reducing our exposure to price fluctuations and interest rate changes. Currently, these transactions are swaps and collars whereby we exchange our floating price for our oil, NGL and natural gas for a fixed price and floating interest rates for fixed rates with qualified and creditworthy counterparties. Our existing oil, NGL, natural gas and interest rate swaps and oil collar are with members of our lending group which enables us to avoid margin calls for out-of-the money mark-to-market positions.

     We do not specifically designate derivative instruments as cash flow hedges, even though they reduce our exposure to changes in oil, NGL and natural gas prices and interest rate changes. Therefore, the mark-to-market of these instruments is recorded in current earnings. We use market value estimates prepared by a third party firm, which specializes in valuing derivatives, and validate these estimates by comparison to counterparty estimates as the basis for these end-of-period mark-to-market adjustments. When we record a mark-to-market adjustment resulting in a loss in a current period, these unrealized losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future period. As shown in the tables above, we have hedged a significant portion of our future production through 2013. Taking into account the mark-to-market liabilities and assets recorded as of December 31, 2008, the future cash obligations table presented above shows the amounts which we would expect to pay the counterparties over the time periods shown. As oil and gas prices rise and fall, our future cash obligations related to these derivatives will rise and fall.

Consolidation of Variable Interest Entity

     FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”) — Consolidation of Variable Interest Entities, addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. Through March 15, 2006 MBN Properties LP was a variable interest entity since MBN Properties LP required additional subordinated financial support to commence its activities. Legacy consolidated MBN Properties LP as a variable interest entity under FASB FIN 46R because it was the primary beneficiary of MBN Properties LP under the expected losses test of paragraph 14 of FIN 46R. While MBN Management, LLC is a variable interest entity, through March 15, 2006 it was accounted for by Legacy utilizing the equity method since no entity was the primary beneficiary. As we have acquired all of MBN Properties LP’s properties in the formation transactions on March 15, 2006, after that date there are no remaining non-controlling interests related to MBN Properties LP. On April 16, 2007, as a part of the Binger Acquisition, Legacy acquired a 50% non-controlling interest in BOL. While BOL is a variable interest entity, it was accounted for by Legacy utilizing the equity method since no entity was the primary beneficiary.

Recently Issued Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. We adopted the Statement effective January 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows. See Note 8 of the Notes to Consolidated Financial Statements for other disclosures required by SFAS No. 157.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces FASB SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination.

SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be Legacy’s fiscal year 2009. The impact, if any, will depend on the nature and size of business combinations we consummate after the effective date.

     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be Legacy’s fiscal year 2009. Based upon the December 31, 2008 balance sheet, the statement would have no impact.

     In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires disclosures related to objectives and strategies for using derivatives; the fair-value amounts of, and gains and losses on, derivative instruments; and credit-risk-related contingent features in derivative agreements. This statement is effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008, which will be our fiscal year 2009. The effect on our disclosures for derivative instruments as a result of the adoption of SFAS 161 in 2009 will depend on our derivative instruments and hedging activities at that time.

     During May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect that the adoption of SFAS 162 will have a significant impact on our financial statements.

     In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the net income allocation in computing basic net income per share under the two class method prescribed under SFAS 128, Earnings per Share. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and, to the extent applicable, must be applied retrospectively by adjusting all prior-period net income per share data to conform to the provisions of the standard. The adoption of FSP 03-6-1 is not expected to have a material effect on our net income per common unit calculations.

     In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations. The new disclosure requirements are effective for annual reports on Forms 10-K for fiscal years ending on or after December 31, 2009. Legacy is currently assessing the impact that adoption of this rule will have on its financial statements, which will vary depending on changes in commodity prices.

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

Commodity Price Risk

     Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the spot market prices applicable to our natural gas production and the prevailing price for crude oil. Pricing for oil and natural gas has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, such as the strength of the global economy and the supply of oil outside of the United States.

     We periodically enter into and anticipate entering into derivative arrangements with respect to a portion of our projected oil and natural gas production through various transactions that offset changes in the future prices received. These transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into put options, whereby we pay a premium in exchange for the option to receive a fixed price at a future date. At the settlement date we receive the excess, if any, of the fixed floor over the floating rate. These derivative activities are intended to support oil and natural gas prices at targeted levels and to manage our exposure to oil and natural gas price fluctuations. We do not hold or issue derivative instruments for speculative trading purposes.

     As of December 31, 2008, the fair market value of Legacy’s commodity derivative positions was a net asset of $134.9 million. As of December 31, 2007, the fair market value of Legacy’s commodity derivative positions was a net liability of $82.3 million. Due to our asset position on commodity derivatives we routinely monitor the credit default risk of our counterparties via risk monitoring services. For more discussion about our derivative transactions and to see a table listing the oil, NGL and natural gas swaps for 2009 through December 31, 2013, please read “— Investing Activities.”

     If oil prices decline by $1.00 per Bbl, then the standardized measure of our combined proved reserves as of December 31, 2008 would decline from $235.0 million to $226.5 million, or 3.6%. If natural gas prices decline by $0.10 per Mcf, then the standardized measure of our combined proved reserves as of December 31, 2008 would decline from $235.0 million to $232.5 million, or 1.1%. However, larger decreases in oil and natural gas prices may not have the same impact to our standardized measure.

Interest Rate Risks

     At December 31, 2008, Legacy had debt outstanding of $282 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for year ended December 31, 2008 was 5.23%. A 1% increase in LIBOR on Legacy’s outstanding debt as of December 31, 2008 would result in an estimated $0.18 million increase in annual interest expense, exclusive of interest rate swap mark-to-market expense, as Legacy has entered into interest rate swaps to hedge the volatility of interest rates through December of 2013 on $264 million of floating rate debt to a weighted average fixed rate of 3.235%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements and supplementary financial data are included in this annual report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     Our management, with the participation of our general partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation and subject to the foregoing, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide reasonable assurance that such controls and procedures were effective to accomplish their objectives.

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

     There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

     Legacy’s management is responsible for establishing and maintaining adequate control over financial reporting. Our internal control over financial reporting is a process designed by, or under the supervision of, our general partner’s Chief Executive Officer and Chief Financial Officer, and effected by the board of directors of our general partner, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and the board of directors of our general partner; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

     As of December 31, 2008, management assessed the effectiveness of Legacy’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included design, effectiveness and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets. Based on that assessment, management determined that Legacy maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

     BDO Seidman, LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2008, which is set forth below under “Attestation Report.”

Attestation Report

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Unitholders
Legacy Reserves LP
Midland, Texas

     We have audited Legacy Reserves LP’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Legacy Reserves LP’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, Legacy Reserves LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Legacy Reserves LP as of December 31, 2008 and 2007, and the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Houston, Texas
March 5, 2009

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     We intend to include the information required by this Item 10 in Legacy’s definitive proxy statement for its 2009 annual meeting of unitholders under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2008.

ITEM 11. EXECUTIVE COMPENSATION

     We intend to include information with respect to executive compensation in Legacy’s definitive proxy statement for its 2009 annual meeting of unitholders under the heading “Executive Compensation,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

     We intend to include information regarding Legacy’s securities authorized for issuance under equity compensation plans and ownership of Legacy’s outstanding securities in Legacy’s definitive proxy statement for its 2009 annual meeting of unitholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” respectively, which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     We intend to include the information regarding related party transactions in Legacy’s definitive proxy statement for its 2009 annual meeting of unitholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     We intend to include information regarding principal accountant fees and services in Legacy’s definitive proxy statement for its 2009 annual meeting of unitholders under the heading “Independent Registered Public Accounting Firm,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2008.

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

Registration Rights Agreement dated June 29, 2006, between Henry Holdings LP and Legacy Reserves LP and Legacy Reserves GP, LLC (the “Henry Registration Rights Agreement”) (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5. 2006, Exhibit 4.2)

4.2	—

Registration Rights Agreement dated March 15, 2006, by and among Legacy Reserves LP, Legacy Reserves GP, LLC and the other parties there to (the “Founders Registration Rights Agreement”) (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 4.3)

4.3	—

Registration Rights Agreement dated April 16, 2007, by and among Nielson & Associates, Inc., Legacy Reserves GP, LLC and Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed May 14, 2007, Exhibit 4.4)

10.1	—

Credit Agreement dated as of March 15, 2006, among Legacy Reserves LP, the lenders from time to time party thereto, and BNP Paribas, as administrative agent (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.1)

10.2	—

First Amendment to Credit Agreement effective as of July 7, 2006, among Legacy Reserves LP, the lenders signatory thereto, and BNP Paribas, as administrative agent (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.14)

Exhibit
Number		Description
10.3	—

Second Amendment to Credit Agreement dated May 3, 2007, among Legacy Reserves LP, the lenders signatory thereto, and BNP Paribas, as administrative agent (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed May 8, 2007, Exhibit 10.1)

10.4	—

Third Amendment to Credit Agreement dated October 24, 2007, among Legacy Reserves LP, the lenders signatory thereto, and BNP Paribas, as administrative agent (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed October 29, 2007, Exhibit 10.1)

10.5	—

Fourth Amendment to Credit Agreement dated April 24, 2008, among Legacy Reserves LP, the lenders signatory thereto, and BNP Paribas, as administrative agent (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed April 25, 2008, Exhibit 10.1)

10.6	—

Fifth Amendment to Credit Agreement dated October 6, 2008, among Legacy Reserves LP, the lenders signatory thereto, and BNP Paribas, as administrative agent (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed October 7, 2008, Exhibit 10.1)

10.7	—

Contribution, Conveyance and Assumption Agreement dated as of March 15, 2006, by and among Legacy Reserves LP, Legacy Reserves GP, LLC and the other parties thereto (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.2)

10.8	—

Omnibus Agreement dated as of March 15, 2006, among Legacy Reserves LP, Legacy Reserves GP, LLC and the other parties thereto (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.3)

10.9†	—	Legacy Reserves, LP Long-Term Incentive Plan (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.5)

10.10†	—

First Amendment of Legacy Reserves LP to Long Term Incentive Plan dated June 16, 2006 (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed October 5, 2006, Exhibit 10.17)

10.11†	—

Amended and Restated Legacy Reserves LP Long-Term Incentive Plan effective as of August 17, 2007 (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed August 23, 2007, Exhibit 10.1)

10.12†	—

Form of Legacy Reserves LP Long-Term Incentive Plan Restricted Unit Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.6)

10.13†	—

Form of Legacy Reserves LP Long-Term Incentive Plan Unit Option Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.7)

10.14†	—

Form of Legacy Reserves LP Long-Term Incentive Plan Unit Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.8)

10.15†	—	Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed February 4, 2008, Exhibit 10.1)

10.16†	—

Employment Agreement dated as of March 15, 2006, between Cary D. Brown and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333- 134056) filed May 12, 2006, Exhibit 10.9)

10.17†	—

Section 409A Compliance Amendment to Employment Agreement dated December 30, 3008, between Cary D. Brown and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed December 31, 2008, Exhibit 10.1)

Exhibit
Number		Description
10.18†	—

Employment Agreement dated as of March 15, 2006, between Steven H. Pruett and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.10)

10.19†	—

Section 409A Compliance Amendment to Employment Agreement dated December 30, 3008, between Steven H. Pruett and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed December 31, 2008, Exhibit 10.2)

10.20†	—

Employment Agreement dated as of March 15, 2006, between Kyle A. McGraw and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.11)

10.21†	—

Section 409A Compliance Amendment to Employment Agreement dated December 30, 3008, between Kyle A. McGraw and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed December 31, 2008, Exhibit 10.3)

10.22†	—

Employment Agreement dated as of March 15, 2006, between Paul T. Horne and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333- 134056) filed May 12, 2006, Exhibit 10.12)

10.23†	—

Section 409A Compliance Amendment to Employment Agreement dated December 30, 3008, between Paul T. Horne and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed December 31, 2008, Exhibit 10.4)

10.24†	—

Employment Agreement dated as of March 15, 2006, between William M. Morris and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.13)

10.25†	—

Section 409A Compliance Amendment to Employment Agreement dated December 30, 3008, between William M. Morris and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed December 31, 2008, Exhibit 10.5)

10.26	—

Binger Purchase, Sale and Contribution Agreement dated March 20, 2007, by and between Nielson & Associates, Inc. and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed May 14, 2007, Exhibit 10.1)

10.27	—

Purchase and Sale Agreement dated March 29, 2007, by and between Ameristate Exploration, LLC and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed May 4, 2007, Exhibit 10.1)

10.28	—

Purchase and Sale Agreement dated April 10, 2007, by and between Terry S. Fields and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed August 13, 2007, Exhibit 10.1)

10.29	—

Purchase and Sale Agreement dated May 3, 2007, by and between Raven Resources, LLC and Shenandoah Petroleum Corporation and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed August 13, 2007, Exhibit 10.2)

10.30	—

Purchase and Sale Agreement dated July 11, 2007, by and between Raven Resources, LLC and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed November 9, 2007, Exhibit 10.1)

10.31	—

Purchase and Sale Agreement dated August 28, 2007, between Summit Petroleum Management Corporation and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed November 9, 2007, Exhibit 10.3)

10.32	—

Purchase and Sale Agreement dated August 30, 2007, by and between The Operating Company and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed November 9, 2007, Exhibit 10.4)

Exhibit
Number		Description
10.33	—

Unit Purchase Agreement dated as of November 7, 2007, by and among Legacy Reserves LP, Legacy Reserves GP, LLC and the Purchasers named therein (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed November 9, 2007, Exhibit 10.1)

10.34	—

Purchase and Sale Agreement dated March 13, 2008, by and between Crown Oil Partners III, LP, BC Operating, Inc. and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed May 5, 2008, Exhibit 10.1)

10.35	—

Purchase and Sale Agreement dated September 5, 2008, by and among Cano Petroleum Inc., Pantwist, LLC and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed October 7, 2008, Exhibit 10.2)

10.36	—

Participation Agreement dated as of September 24, 2008, between Black Oak Resources, LLC and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed November 7, 2008, Exhibit 10.1)

21.1	—	List of subsidiaries of Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 21.1)

23.1*	—	Consent of BDO Seidman LLP

23.2*	—	Consent of LaRoche Petroleum Consultants, Ltd.

31.1*	—	Rule 13a-14(a) Certification of CEO (under Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	—	Rule 13a-14(a) Certification of CFO (under Section 302 of the Sarbanes-Oxley Act of 2002)

32.1*	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)
____________________

*	Filed herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March, 2009.

LEGACY RESERVES LP

By:	LEGACY RESERVES GP, LLC,
its general partner

By:	/S/ STEVEN H. PRUETT
	Name:	Steven H. Pruett
	Title:	President, Chief Financial Officer and
Secretary (Principal Financial Officer)

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Cary D Brown and Steven H. Pruett, or either of them, each with power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all subsequent amendments and supplements to this Annual Report on Form 10-K, and to file the same, or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby qualifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CARY D. BROWN	Chief Executive Officer and Chairman of the Board	March 6, 2009
Cary D. Brown	(Principal Executive Officer)

/S/ STEVEN H. PRUETT	President, Chief Financial Officer and Secretary	March 6, 2009
Steven H. Pruett	(Principal Financial Officer)

/S/ WILLIAM M. MORRIS	Vice President, Chief Accounting Officer and Controller	March 6, 2009
William M. Morris	(Principal Accounting Officer)

/S/ KYLE A. MCGRAW	Executive Vice President and Director	March 6, 2009
Kyle A. McGraw

/S/ DALE A. BROWN	Director	March 6, 2009
Dale A. Brown

/S/ WILLIAM R. GRANBERRY	Director	March 6, 2009
William R. Granberry

/S/ G. LARRY LAWRENCE	Director	March 6, 2009
G. Larry Lawrence

/S/ WILLIAM D. SULLIVAN	Director	March 6, 2009
William D. Sullivan

/S/ KYLE D. VANN	Director	March 6, 2009
Kyle D. Vann

Report of Independent Registered Public Accounting Firm

Legacy Reserves LP
Midland, Texas

     We have audited the accompanying consolidated balance sheets of Legacy Reserves LP as of December 31, 2008 and 2007 and the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legacy Reserves LP at December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Legacy Reserves LP’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2009, expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Houston, Texas
March 5, 2009

LEGACY RESERVES LP

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,500	$9,604
Accounts receivable, net:
Oil and natural gas	12,198	19,025
Joint interest owners	7,265	4,253
Other (Note 5)	60	26
Fair value of derivatives (Notes 8 and 9)	54,820	310
Prepaid expenses and other current assets	4,094	340
Total current assets	80,937	33,558
Oil and natural gas properties, at cost:
Proved oil and natural gas properties, at cost, using the successful efforts
method of accounting (Note 14)	821,786	512,396
Unproved properties	78	78
Accumulated depletion, depreciation and amortization	(208,832)	(72,294)
	613,032	440,180
Other property and equipment, net of accumulated depreciation and
amortization of $765 and $251, respectively	1,851	775
Operating rights, net of amortization of $1,429 and $865,
respectively (Note 1(k))	5,588	6,151
Fair value of derivatives (Notes 8 and 9)	80,085	—
Other assets, net of amortization of $1,139 and $391, respectively	1,558	822
Investment in equity method investee (Note 4)	21	92
Total assets	$783,072	$481,578

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,950	$2,320
Accrued oil and natural gas liabilities	17,200	10,102
Fair value of derivatives (Notes 8 and 9)	1,691	26,761
Asset retirement obligation (Note 11)	25,889	845
Other (Note 13)	6,276	3,429
Total current liabilities	57,006	43,457
Long-term debt (Note 3)	282,000	110,000
Asset retirement obligation (Note 11)	54,535	15,075
Fair value of derivatives (Notes 8 and 9)	8,768	57,316
Other long-term liabilities	130	—
Total liabilities	402,439	225,848
Commitments and contingencies (Note 6)
Unitholders’ equity:
Limited partners’ equity — 31,049,299 and 29,670,887 units issued
and outstanding at December 31, 2008 and 2007, respectively	380,509	255,663
General partner’s equity (approximately 0.1%)	124	67
Total unitholders’ equity	380,633	255,730
Total liabilities and unitholders’ equity	$783,072	$481,578

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In thousands, except per unit data)
Revenues:
Oil sales	$157,973	$83,301	$45,351
Natural gas liquids sales (NGL)	15,862	7,502	—
Natural gas sales	41,589	21,433	14,446
Total revenues	215,424	112,236	59,797
Expenses:
Oil and natural gas production	52,004	27,129	15,938
Production and other taxes	12,712	7,889	3,746
General and administrative	11,396	8,392	3,691
Depletion, depreciation, amortization and accretion	63,324	28,415	18,395
Impairment of long-lived assets	76,942	3,204	16,113
Loss on disposal of assets	602	527	42
Total expenses	216,980	75,556	57,925
Operating income (loss)	(1,556)	36,680	1,872
Other income (expense):
Interest income	93	321	130
Interest expense (Notes 3, 8 and 9)	(21,153)	(7,118)	(6,645)
Equity in income (loss) of partnerships (Note 4)	108	77	(318)
Realized and unrealized gain (loss) on oil, NGL and
natural gas swaps and oil collar (Notes 8 and 9)	176,943	(85,156)	9,289
Other	116	(129)	29
Income (loss) before income taxes	154,551	(55,325)	4,357
Income taxes	(48)	(337)	—
Income (loss) from continuing operations	154,503	(55,662)	4,357
Gain on sale of discontinued operation (Note 4)	3,704	—	—
Net income (loss)	$158,207	$(55,662)	$4,357
Income (loss) from continuing operations per
unit — basic and diluted (Note 12)	$5.05	$(2.13)	$0.26
Gain on discontinued operation per unit —
basic and diluted	$0.12	$—	$—
Net income (loss) per unit — basic and diluted
(Note 12)	$5.17	$(2.13)	$0.26
Weighted average number of units used in
computing net income per unit — basic	30,596	26,155	16,567
diluted	30,616	26,155	16,569

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF UNITHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

				Total
	Number of	Limited	General	Unitholders’
	Limited Partner Units	Partner	Partner	Equity
	(In thousands)
Balance, December 31, 2005	9,489	$9,899	$10	$9,909
Capital contributions	—	19	—	19
Net distributions to owners	—	(2,295)	(2)	(2,297)
Deemed dividend to Moriah Group owners	—	(3,874)	(4)	(3,878)
Net proceeds from private equity offering	5,000	76,707	77	76,784
Redemption of Founding Investors’ units	(4,400)	(69,868)	(70)	(69,938)
Units issued to MBN Properties LP in exchange for the
non-controlling interests’ share of oil and natural gas
properties	1,867	31,712	32	31,744
Units issued to the Brothers Group in exchange for oil and
natural gas properties and other assets	6,200	105,301	105	105,406
Units issued to H2K Holdings Ltd in exchange for oil and
natural gas properties	84	1,418	1	1,419
Dividend — reimbursement of offering costs paid by
MBN Management LLC	—	(1,199)	(1)	(1,200)
Units issued to Henry Holding LP in exchange for oil and
natural gas properties	146	2,489	—	2,489
Units issued to Legacy Board of Directors for services	9	149	—	149
Compensation expense on unit options granted to employees	—	115	—	115
Compensation expense on restricted unit awards issued to
employees	—	270	—	270
Distributions to unitholders, $0.8974 per unit	—	(16,542)	(16)	(16,558)
Net income	—	4,353	4	4,357
Balance, December 31, 2006	18,395	138,654	136	138,790
Net proceeds from initial public equity offering	6,900	121,554	—	121,554
Net proceeds from private placement equity offering	3,643	73,073	—	73,073
Units issued to Legacy Board of Directors for services	7	148	—	148
Compensation expense on restricted unit awards issued to
employees	—	341	—	341
Vesting of Restricted Units	20	—	—	—
Units issued to Greg McCabe in exchange for oil and
natural gas properties	95	2,271	—	2,271
Units issued to Nielson & Associates, Inc. in exchange for
oil and natural gas properties	611	15,752	—	15,752
Reclass prior period compensation cost on unit options
granted to employees to adjust for conversion to liability
method as described in SFAS No.123(R)	—	(115)	—	(115)
Distributions to unitholders, $1.67 per unit	—	(40,388)	(34)	(40,422)
Net loss	—	(55,627)	(35)	(55,662)
Balance, December 31, 2007	29,671	255,663	67	255,730
Costs associated with private placement equity offering
in the year ended December 31, 2007	—	(5)	—	(5)
Units issued to Legacy Board of Directors for services	13	263	—	263
Compensation expense on restricted unit awards issued to
employees	—	342	—	342
Vesting of restricted units	20	—	—	—
Units issued in COP III acquisition	1,345	27,000	—	27,000
Distributions to unitholders, $1.98 per unit	—	(60,868)	(36)	(60,904)
Net income	—	158,114	93	158,207
Balance, December 31, 2008	31,049	$380,509	$124	$380,633

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$158,207	$(55,662)	$4,357
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	63,324	28,415	18,395
Amortization of debt issuance costs	748	224	361
Impairment of long-lived assets	76,942	3,204	16,113
(Gain) loss on derivatives	(167,980)	86,652	(9,289)
Equity in (income) loss of partnership	(108)	(77)	318
Amortization of unit-based compensation	961	166	534
(Gain) loss on disposal of assets	(3,102)	527	42
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, oil and natural gas	6,827	(11,425)	(5,796)
(Increase) decrease in accounts receivable, joint interest owners	(3,012)	92	(4,481)
(Increase) decrease in accounts receivable, other	(34)	(5)	(458)
Increase in other current assets	(4,094)	(250)	(565)
Increase (decrease) in accounts payable	3,630	(611)	2,694
Increase in accrued oil and natural gas liabilities	7,098	4,221	4,227
Increase in due to affiliates	—	—	1,059
Increase in other liabilities	1,578	1,676	2,079
Total adjustments	(17,222)	112,809	25,233
Net cash provided by operating activities	140,985	57,147	29,590
Cash flows from investing activities:
Investment in oil and natural gas properties	(216,390)	(196,031)	(55,907)
Investment in other equipment	(1,590)	(671)	(243)
Investment in operating rights	—	—	(7,017)
Collection of notes receivable	—	—	924
Net cash settlements on oil and natural gas swaps	(40,233)	211	(262)
Investment in equity method investee	178	(14)	—
Net cash used in investing activities	(258,035)	(196,505)	(62,505)
Cash flows from financing activities:
Proceeds from long-term debt	255,000	183,000	121,800
Payments of long-term debt	(83,000)	(188,800)	(73,190)
Payments of debt issuance costs	(1,144)	(505)	(293)
Proceeds (costs) from issuance of units, net	(6)	194,627	76,784
Redemption of Founding Investors’ units	—	—	(69,938)
Dividend — reimbursement of offering costs paid by MBN Management LLC	—	—	(1,200)
Capital contributed by owner	—	—	19
Cash not acquired in Legacy formation transactions	—	—	(3,104)
Distributions to unitholders	(60,904)	(40,422)	(18,856)
Net cash provided by financing activities	109,946	147,900	32,022
Net increase (decrease) in cash and cash equivalents	(7,104)	8,542	(893)
Cash and cash equivalents, beginning of period	9,604	1,062	1,955
Cash and cash equivalents, end of period	$2,500	$9,604	$1,062

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	2008	2007	2006
	(In thousands)
Non-Cash Investing and Financing Activities:
Asset retirement obligation costs and liabilities	$38,829	$6,296	$2,273
Asset retirement obligations associated with property acquisitions	$25,023	$3,034	$1,889
Non-controlling interests’ share of net financing costs of MBN
Properties LP capitalized to oil and natural gas properties	$—	$—	$164
Units issued to MBN Properties LP in exchange for the non-controlling
interests’ share of oil and natural gas properties	$—	$—	$31,744
Units issued to Brothers Group in exchange for:
Oil and natural gas properties	$—	$—	$105,299
Other property and equipment	$—	$—	$107
Units issued to H2K Holdings Ltd. in exchange for oil
and natural gas properties	$—	$—	$1,419
Oil and natural gas hedge liabilities assumed from the Brothers Group and
H2K Holdings Ltd.	$—	$—	$3,147
Units issued in exchange for oil and natural gas properties	$27,000	$18,023	$2,489
Non-cash exchange of oil and gas properties:
Properties received in exchange	$6,523	$—	$—
Properties delivered in exchange	$(3,122)	$—	$—
Deemed dividend to Moriah Group owners for accounts not acquired in
Legacy formation transaction:
Accounts receivable, oil and natural gas	$—	$—	$4,248
Accounts receivable, joint interest owners	$—	$—	$250
Accounts receivable, other	$—	$—	$540
Other assets	$—	$—	$891
Accounts payable	$—	$—	$(214)
Accrued oil and natural gas liabilities	$—	$—	$(1,521)
Due to affiliates	$—	$—	$(1,254)
Other liabilities	$—	$—	$(2,166)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows based on management’s expectations of future oil and natural gas prices. For the year ended December 31, 2008, Legacy recognized $76.9 million of impairment expense on 101 separate producing fields related primarily to the decline in oil and natural gas prices during the year. For the year ended December 31, 2007, Legacy recognized $3.2 million of impairment expense on 43 separate producing fields related primarily to the decline in performance on individual properties. For the year ended December 31, 2006, Legacy recognized $16.1 million of impairment expense on 41 separate producing fields related primarily to the decline in natural gas and oil prices from the dates at which the purchase prices for the PITCO acquisition and the formation transaction were allocated among the purchased properties.

     Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred. Costs related to unproved mineral interests that are individually insignificant are amortized over the shorter of the exploratory period or the lease/ concession holding period which is typically three years in the Permian Basin.

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In May 2006, the State of Texas enacted a new margin-based franchise tax law that replaced the existing franchise tax. This new tax is commonly referred to as the Texas margin tax and is assessed at a 1% rate. Corporations, limited partnerships, limited liability companies, limited liability partnerships and joint ventures are examples of the types of entities that are subject to the new tax. The tax is considered an income tax and is determined by applying a tax rate to a base that considers both revenues and expenses. The Texas margin tax became effective for franchise tax reports due on or after January 1, 2008.

     Legacy recorded income tax expense of $48,148 and $337,000 for the years ended December 31, 2008 and 2007, respectively, which consists primarily of the Texas margin tax and federal income tax on a corporate subsidiary which employs full and part-time personnel providing services to the Partnership. The Partnership’s total effective tax rate differs from statutory rates for federal and state purposes primarily due to being structured as a limited partnership, which is a pass-through entity for federal income tax purposes.

     Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. In addition, individual unitholders have different investment bases depending upon the timing and price of acquisition of their common units, and each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the consolidated financial statements. As a result, the aggregate difference in the basis of net assets for financial and tax reporting purposes cannot be readily determined as the Partnership does not have access to information about each unitholder’s tax attributes in the Partnership. However, with respect to the Partnership, the Partnership’s book basis in its net assets exceeds the Partnership’s net tax basis by $558.4 million at December 31, 2008.

(g) Derivative Instruments and Hedging Activities

     Legacy uses derivative financial instruments to achieve a more predictable cash flow from its oil and natural gas production by reducing its exposure to price fluctuations and interest rate changes. Legacy accounts for these activities pursuant to FAS No. 133 — Accounting for Derivative Instruments and Hedging Activities, as amended. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities.

     Legacy does not specifically designate derivative instruments as cash flow hedges, even though they reduce its exposure to changes in oil and natural gas prices and interest rate changes. Therefore, the mark-to-market of oil, NGL and natural gas derivatives are recorded in current earnings. Changes in the fair values of interest rate derivatives are recorded in interest expense (see Note 9).

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Legacy currently uses the “net-back” method of accounting for transportation arrangements of its natural gas sales. Legacy sells natural gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by its purchasers and reflected in the wellhead price. Legacy’s contracts with respect to the sale of its natural gas produced, with one immaterial exception, provide Legacy with a net price payment. That is, when Legacy is paid for its natural gas by its purchasers, Legacy receives a price which is net of any costs incurred for treating, transportation, compression, etc. In accordance with the terms of Legacy’s contracts, the payment statements Legacy receives from its purchasers show a single net price without any detail as to treating, transportation, compression, etc. Thus, Legacy’s revenues are recorded at this single net price.

     Natural gas imbalances occur when Legacy sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If Legacy receives less than its entitled share the underproduction is recorded as a receivable. Legacy did not have any significant natural gas imbalance positions as of December 31, 2008, 2007 or 2006.

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

(k) Intangible assets

     Legacy has capitalized certain operating rights acquired in the acquisition of oil and gas properties (Note 4). The operating rights, which have no residual value, are amortized over their estimated economic life of approximately 15 years beginning July 1, 2006. Amortization expense is included as an element of depletion, depreciation, amortization and accretion expense. Impairment will be assessed on a quarterly basis or when there is a material change in the remaining useful life. The expected amortization expense for 2009, 2010, 2011, 2012 and 2013 is $537,000, $522,000, $510,000, $502,000 and $498,000, respectively.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(l) Environmental

     Legacy is subject to extensive federal, state and local environmental laws and regulations. These laws, which are frequently changing, regulate the discharge of materials into the environment and may require Legacy to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/ or remediation are probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable.

(m) Earnings (Loss) Per Unit

     Legacy computes its earnings (loss) per unit in accordance with SFAS No. 128, Earnings per Share. Basic earnings per unit amounts are calculated using the weighted average number of units outstanding during each period. Diluted earnings per unit also give effect to dilutive unvested restricted units (calculated based upon the treasury stock method) (Note 12).

(n) Redemption of Units

     Units redeemed are recorded at cost.

(o) Segment Reporting

     Legacy’s management treats each new acquisition of oil and natural gas properties as a separate operating segment. Legacy aggregates these operating segments into a single segment for reporting purposes.

(p) Unit-Based Compensation

     Concurrent with the Formation Transaction on March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was created and Legacy adopted SFAS No. 123(R), Share-Based Payment. Due to Legacy’s history of cash settlements for option exercises, Legacy accounts for unit options under the liability method of SFAS No. 123(R). This method requires the Partnership to recognize the fair value of each unit option at the end of each period. Expense is recognized as a change in the liability from period to period. Pursuant to the provisions of SFAS 123(R), Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at December 31, 2008, do not include 25,040 units related to unvested restricted unit awards.

(q) Recently Issued Accounting pronouncements

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. Statement No. 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. We adopted the Statement effective January 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows. See Note 8 for other disclosures required by Statement No. 157.

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be Legacy’s fiscal year 2009. The impact, if any, will depend on the nature and size of business combinations we consummate after the effective date.

     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 “(SFAS 160).” SFAS 160 requires that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be Legacy’s fiscal year 2009. Based upon the December 31, 2008 balance sheet, the statement would have no impact.

     In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires disclosures related to objectives and strategies for using derivatives; the fair-value amounts of, and gains and losses on, derivative instruments; and credit-risk-related contingent features in derivative agreements. This statement is effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008, which will be the Partnership’s fiscal year 2009. The effect on the Partnership’s disclosures for derivative instruments as a result of the adoption of SFAS 161 in 2009 will depend on the Partnership’s derivative instruments and hedging activities at that time.

     During May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect that the adoption of SFAS 162 will have a significant impact on our financial statements.

     In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the net income allocation in computing basic net income per share under the two class method prescribed under SFAS 128, Earnings per Share. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and, to the extent applicable, must be applied retrospectively by adjusting all prior-period net income per share data to conform to the provisions of the standard. The adoption of FSP 03-6-1 is not expected to have a material effect on our net income per common unit calculations.

     In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations. The new disclosure requirements are effective for annual reports on Forms 10-K for fiscal years ending on or after December 31, 2009. Legacy is currently assessing the impact that adoption of this rule will have on its financial statements, which will vary depending on changes in commodity prices.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Commodity price derivatives. The fair market values of commodity derivative instruments are estimated based upon the current market price of the respective commodities at the date of valuation. They represent the amount which Legacy would be required to pay or able to receive, based upon the differential between a fixed and a variable commodity price as specified in the hedge contracts.

     Interest rate derivatives. The fair market values of interest rate derivative instruments are estimated based upon the current market LIBOR rates for the respective notional amount at the date of valuation. It represents the difference between the fixed rate as specified in the hedge contracts and the floating rate applicable to the notional amounts.

(3) Credit Facility

     As an integral part of the formation of Legacy, Legacy entered into a credit agreement with a senior credit facility (the “Legacy Facility”). Legacy has pledged oil and natural gas properties as collateral for borrowings under the Legacy Facility. The initial terms of the Legacy Facility permitted borrowings in the lesser amount of (i) the borrowing base, or (ii) $300 million, increased to $500 million pursuant to the Third Amendment effective October 24, 2007. The borrowing base under the Legacy Facility, $410 million as of December 31, 2008, was initially set at $130 million. Pursuant to the Fourth Amendment to the credit agreement, the borrowing base was initially increased to $272 million as of April 24, 2008 and further increased to $320 million coincident with the closing of the COP III Acquisition, which closed on April 30, 2008. On October 6, 2008, the borrowing base was increased to $383.76 million pursuant to the Fifth Amendment and further increased to $410 million with the addition of two additional banks to the credit facility. The borrowing base is re-determined every six months and will be adjusted based upon changes in the fair market value of Legacy’s oil and natural gas assets. Under the Legacy Facility, as amended, interest on debt outstanding is charged based on Legacy’s selection of a LIBOR rate plus 1.50% to 2.125%, or the alternate base rate (“ABR”) which equals the higher of the prime rate or the Federal funds effective rate plus 0.50%, plus an applicable margin between 0% and 0.50%.

     As of December 31, 2008, Legacy had outstanding borrowings of $282 million at a weighted average interest rate of 5.08%. Thus, Legacy had approximately $128 million of availability remaining. For the year ended December 31, 2008, Legacy paid $8.8 million of interest expense on the Legacy Facility. The Legacy Facility contains certain loan covenants requiring minimum financial ratio coverages, involving the current ratio and EBITDA to interest expense as well as acceleration in term due to changes in control and restrictions on our ability to make distributions other than from available cash. At December 31, 2008, Legacy was in compliance with all aspects of the Legacy Facility.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Long-term debt consists of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)
Legacy Facility-due March 2010	$282,000	$110,000

(4) Acquisitions

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

     In addition to the 18,240,068 units issued at Legacy Formation, 52,616 restricted management units were issued to employees of Legacy concurrent with, but not as a part of, the Legacy Formation.

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

	Number of Units	Purchase Price of
	at $17.00 per Unit	Assets Acquired
Units issued to MBN Properties LP	3,162,438	$53,761,446
Cash paid to MBN Properties LP	—	65,300,000
Total purchase price before liabilities assumed		119,061,446
Plus:
Oil and natural gas swap liabilities assumed		2,539,625
ARO liabilities assumed		453,913
Less:
Net book value of other property and equipment on MBN
Properties LP at March 14, 2006		(39,056)
		122,015,928
Less:
Net book value of oil and gas assets on MBN Properties LP
at March 14, 2006		(62,990,390)
Purchase price in excess of net book value of assets		59,025,538
Less:
Share already owned by Moriah via consolidation of MBN
Properties LP	46.22%	(27,281,604)
Non-controlling interest share to record(a)		31,743,934
Plus:
Elimination of deferred financing costs related to non-
controlling interests’ share of MBN Properties LP		164,202
Reimbursement of Brothers Group’s share of MBN Management
LLC losses from inception through March 14, 2006		780,239

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of Units	Purchase Price of
	at $17.00 per Unit	Assets Acquired
MBN Properties LP purchase price to allocate to oil and natural
gas properties		$32,688,375
Units related to purchase of non-controlling interest(a)	1,867,290
Units related to interest previously owned by Moriah Group	1,295,148
Total units issued to MBN Properties LP	3,162,438

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COP III Acquisition

     On April 30, 2008, Legacy purchased certain oil and natural gas properties located primarily in the Permian Basin and to a lesser degree in Oklahoma and Kansas from a third party for a net purchase price of $79.2 million. The purchase price was paid with the issuance of 1,345,291 newly issued units valued at $27.0 million and $52.2 million paid in cash (“COP III Acquisition”). The effective date of this purchase was January 1, 2008. The $79.2 million purchase price was allocated with $19.6 million recorded as lease and well equipment and $59.6 million as leasehold cost. Asset retirement obligations of $4.0 million were recorded in connection with this acquisition. The operations of these COP III Acquisition properties have been included from their acquisition on April 30, 2008.

Reeves Unit Exchange

     On May 2, 2008, Legacy entered into a non-monetary exchange with Devon Energy in which Legacy exchanged its 12.9% non-operated working interest in the Reeves Unit for a 60% interest in two operated properties. Legacy and Devon agreed upon a fair value of $7.7 million, prior to a net purchase price adjustment decrease of approximately $1.2 million, for both the Reeves Unit working interest and the acquired properties. Prior to the exchange, Legacy’s basis in the Reeves Unit was $2.8 million. Due to the commercial substance of the transaction, the excess fair value of $3.7 million above the carrying value of the Reeves Unit was recorded as a gain on sale of discontinued operation for the year ended December 31, 2008. Due to immateriality, Legacy has not reflected the operating results of the Reeves Unit separately as a discontinued operation for any of the periods presented.

Pantwist Acquisition

     On October 1, 2008, Legacy purchased all of the membership interests of Pantwist LLC (the “Pantwist Acquisition”) from Cano Petroleum, Inc. for a net purchase price of $40.6 million. Pantwist owns certain oil and natural gas properties in Carson, Gray, Hutchison and Moore counties in the Texas Panhandle. The effective date of this purchase was July 1, 2008. The $40.6 million purchase price was allocated with $3.5 million recorded as lease and well equipment and $37.1 million of leasehold costs. Asset retirement obligations of $2.2 million were recorded in connection with this acquisition. The operations of the Pantwist properties have been included from their acquisition on October 1, 2008.

Pro Forma Operating Results

     The following table reflects the unaudited pro forma results of operations as though the Formation Transactions, Farmer Field, South Justis Unit and Kinder Morgan had occurred on January 1, 2006. The table also reflects the unaudited pro forma results of operations as though the Binger, Ameristate, TSF, Raven Shenandoah, Raven

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OBO, TOC and Summit acquisitions had occurred on January 1, 2006 and 2007 and reflects the unaudited pro forma results of operations as though the COP III and Pantwist acquisitions had each occurred on January 1, 2006, 2007 and 2008. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	December 31,
	2008	2007	2006
	(In thousands)
Revenues	$230,448	$160,241	$115,414
Net income (loss)	$163,229	$(48,420)	$12,844
Income (loss) per unit — basic and diluted	$5.26	$(1.75)	$0.68
Units used in computing income (loss) per unit:
basic	31,037	27,676	19,004
diluted	31,057	27,676	19,006

(5) Related Party Transactions

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

     The Moriah Group did not directly employ any persons or directly incur any office overhead. Substantially all general and administrative services were provided by Petroleum Strategies, Inc. which employed all personnel and paid for all employee salaries, benefits, and office expenses. Petroleum Strategies Inc. charged the Moriah Group for such services in an amount which was intended to be equal to the actual expenses it incurred. The amount charged was $445,267 for the year ended December 31, 2006. On April 1, 2006 following the Legacy Formation, certain employees of Petroleum Strategies, Inc. and Brothers Production Company Inc. became employees of Legacy. For the period from March 15, 2006 to December 31, 2006, Brothers Production Company Inc. provided $47,236 of transition administrative services to Legacy.

     Legacy uses Lynch, Chappell and Alsup for legal services. Alan Brown, son of Dale Brown and brother of Cary Brown, is a less than ten percent shareholder in this firm. Legacy paid legal fees of $100,392, $127,313 and $40,392 for the years ended December 31, 2008, 2007 and 2006, respectively.

(6) Commitments and Contingencies

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(7) Business and Credit Concentrations

Cash

     Legacy maintains its cash in bank deposit accounts, which, at times, may exceed federally insured amounts. Legacy has not experienced any losses in such accounts. Legacy believes it is not exposed to any significant credit risk on its cash.

Revenue and Trade Receivables

     Substantially all of Legacy’s accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact Legacy’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, Legacy has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2008, 2007, or 2006. Legacy cannot ensure that such losses will not be realized in the future. A listing of oil and natural gas purchasers exceeding 10% of Legacy’s sales is presented in Note 10.

Commodity Derivatives

     Due to the volatility of oil and natural gas prices, Legacy periodically enters into price-risk management transactions (e.g., swaps or collars) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. Legacy values these transactions at fair value on a recurring basis (Note 8). As of December 31, 2008, all of Legacy’s commodity derivative transactions have a fair value in favor of the Partnership of $134 million, collectively. Legacy enters into commodity derivative transactions with members of its revolving credit facility, who Legacy’s management believes are major, creditworthy financial institutions. In addition, we review and asses the creditworthiness of these institutions on a routine basis.

(8) Fair Value Measurements

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

Level 1:

Measured based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Legacy considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Measured based on quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that Legacy values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps and interest rate swaps.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3:

Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). Legacy’s valuation models are primarily industry standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, and (c) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 3 instruments primarily include derivative instruments, such as basis swaps, NGL derivative swaps, natural gas derivative swaps for those derivatives that are indexed to the West Texas Waha and ANR-Oklahoma indices and commodity collars. Although Legacy utilizes third party broker quotes to assess the reasonableness of our prices and valuation techniques, Legacy does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 2.

     As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our investments and financial instruments by SFAS No. 157 pricing levels as of December 31, 2008:

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Total Carrying
	Identical Assets	Inputs	Inputs	Value as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
	(In thousands)
Oil, NGL and natural gas
derivative swaps	$—	$105,920	$13,619	$119,539
Oil collars	—	—	15,366	15,366
Interest rate swaps	—	(10,459)	—	(10,459)
Total	$—	$95,461	$28,985	$124,446

     The determination of the fair values above incorporates various factors required under SFAS 157. These factors include the impact of our non-performance risk and the credit standing of the counterparties involved in the Partnership’s derivative contracts. The risk of nonperformance by the Partnership’s counterparties is mitigated by the fact that such counterparties (or their affiliates) are also bank lenders under the Partnership’s revolving credit facility. In addition, Legacy routinely monitors the creditworthiness of its counterparties.

     The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

Significant
Unobservable
Inputs
(Level 3)
(In thousands)
Balance January 1, 2008	$(4,502)
Total gains or (losses)	32,005
Settlements	1,482
Transfers	—
Balance as of December 31, 2008	$28,985
Change in unrealized gains (losses) included in earnings relating to derivatives
still held as of December 31, 2008	$33,487

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     During periods of market disruption, including periods of volatile oil and natural gas prices, rapid credit contraction or illiquidity, it may be difficult to value certain of the Partnerships’ derivative instruments if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with observable data that become illiquid due to changes in the financial environment. In such cases, more derivative instruments may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in valuations with less certainty. Further, rapidly changing commodity and unprecedented credit and equity market conditions could materially impact the valuation of derivative instruments as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

(9) Derivative Financial Instruments

Commodity derivatives

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     For the years ended December 31, 2008, 2007, and 2006, Legacy recognized realized and unrealized gains (losses) related to its oil, NGL and natural gas derivatives. The impact on net income from commodity derivative activities was as follows:

	December 31,
	2008	2007	2006
	(In thousands)
Crude oil derivative contract settlements	$(38,185)	$(3,627)	$(6,667)
Natural gas liquid derivative contract settlements	(3,025)	(619)	—
Natural gas derivative contract settlements	977	4,457	6,405
Total derivative contract settlements	(40,233)	211	(262)
Unrealized change in fair value — oil contracts	195,909	(76,484)	4,338
Unrealized change in fair value — natural gas liquid
contracts	4,537	(3,228)	—
Unrealized change in fair value — natural gas
contracts	16,730	(5,655)	5,213
Total unrealized change in fair value	217,176	(85,367)	9,551
Total realized and unrealized gains (losses) on derivative
contracts	$176,943	$(85,156)	$9,289

     In September 2006, Legacy paid its counterparty $4 million to cancel and reset oil swaps for 372,000 barrels in 2007 from $60.00 to $65.82 per barrel and for 348,000 barrels in 2008 from $60.50 to $66.44 per barrel.

     As of December 31, 2008, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
2009	1,488,969	$82.82	$61.05 - $140.00
2010	1,397,973	$82.37	$60.15 - $140.00
2011	1,155,712	$88.07	$67.33 - $140.00
2012	969,812	$81.28	$67.72 - $109.20
2013	240,000	$82.00	$82.00

     As of December 31, 2008, Legacy had the following NYMEX West Texas Intermediate crude oil collar contracts that combine a put option or “floor” with a call option or “ceiling” as indicated below:

		Average	Average
Calendar Year	Volumes (Bbls)	Floor	Ceiling
2009	75,400	$120.00	$156.30
2010	71,800	$120.00	$156.30
2011	68,300	$120.00	$156.30
2012	65,100	$120.00	$156.30

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     As of December 31, 2008, Legacy had the following NYMEX Henry Hub, ANR-OK and Waha natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
2009	3,167,142	$8.06	$6.85 - $	10.18
2010	2,840,859	$7.87	$6.85 - $	9.73
2011	2,127,316	$8.01	$6.85 - $	8.70
2012	1,579,736	$8.02	$6.85 - $	8.70

     As of December 31, 2008, Legacy had the following gas basis swaps in which we receive floating NYMEX prices less a fixed basis differential and pay prices on the floating Waha index, a natural gas hub in West Texas. The prices that we receive for our natural gas sales in the Permian Basin follow Waha more closely than NYMEX:

	Annual	Basis Differential
Calendar Year	Volumes (MMBtu)	per Mcf
2009	1,320,000	$(0.68)
2010	1,200,000	$(0.57)

     As of December 31, 2008, Legacy had the following gas basis swaps in which we receive floating NYMEX prices less a fixed basis differential and pay prices on the floating ANR-Oklahoma index, a natural gas hub in Oklahoma. The prices we receive for our natural gas sales in the Texas Panhandle and Oklahoma follow ANR-Oklahoma more closely than NYMEX:

	Annual	Basis Differential
Calendar Year	Volumes (MMBtu)	per Mcf
2009	480,000	$(1.09)
2010	480,000	$(0.87)

     As of December 31, 2008, Legacy had the following Mont Belvieu, Non-Tet OPIS natural gas liquids swaps paying floating natural gas liquids prices and receiving fixed prices for a portion of its future natural gas liquids production as indicated below:

		Average	Price
Calendar Year	Volumes (Gal)	Price per Gal	Range per Gal
2009	2,265,480	$1.15	$1.15

Interest rate derivatives

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

     On October 6, 2008, Legacy entered into two LIBOR interest rate swaps beginning in October of 2008 and extending through October 2011. The swap transactions have Legacy paying its counterparties fixed rates ranging from 3.18% to 3.19%, per annum, and receiving floating rates on a total notional amount of $100 million. The swaps are settled on a quarterly basis, beginning in January of 2009 and ending in October of 2011.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     On December 16, 2008, Legacy entered into a LIBOR interest rate swap beginning in December of 2008 and extending through December 2013. The swap transaction has Legacy paying its counterparty a fixed rate of 2.295%, per annum, and receiving floating rates on a total notional amount of $50 million. The swap is settled on a quarterly basis, beginning in March of 2009 and ending in December of 2013.

     As the term of Legacy’s interest rate swaps extend through December of 2013, a period that extends beyond the term of the Legacy Facility which expires on March 15, 2010, Legacy did not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments, which amounts to $9.0 million in 2008, is recorded in current earnings and classified as interest expense. The table below summarizes the interest rate swap liabilities as of December 31, 2008.

				Estimated
				Fair Market Value
	Fixed	Effective	Maturity	at December 31,
Notional Amount	Rate	Date	Date	2008
	(Dollars in thousands)
$29,000	4.8200%	10/16/2007	10/16/2011	$(2,480)
$13,000	4.8100%	11/16/2007	11/16/2011	(1,168)
$12,000	4.8075%	11/28/2007	11/28/2011	(1,073)
$60,000	2.6800%	4/1/2008	4/1/2011	(1,540)
$50,000	3.1800%	10/10/2008	10/10/2011	(1,857)
$50,000	3.1900%	10/10/2008	10/10/2011	(1,872)
$50,000	2.2950%	12/18/2008	12/18/2013	(469)
Total Fair Market Value				$(10,459)

(10) Sales to Major Customers

     Legacy operates as one business segment within the Permian Basin region. It sold oil, NGL and natural gas production representing 10% or more of total revenues for the years ended December 31, 2008, 2007 and 2006 as shown below:

	2008	2007	2006
Teppco Crude Oil, LP	18%	13%	5%
Plains Marketing, LP	10%	13%	14%
Navajo Crude Oil Marketing	5%	11%	12%

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

(11) Asset Retirement Obligation

     In June 2001, the FASB issued FAS No. 143, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at Legacy’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method. Should either the estimated life or the estimated abandonment costs of a property change materially upon Legacy’s quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using Legacy’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost.

     The following table reflects the changes in the ARO during the years ended December 31, 2008, 2007, and 2006.

	December 31,
	2008	2007	2006
	(In thousands)
Asset retirement obligation — beginning of period	$15,920	$6,493	$2,302
Liabilities incurred in Legacy formation	—	—	1,467
Liabilities incurred with properties acquired	25,023	3,033	1,889
Liabilities incurred with properties drilled	456	114	23
Liabilities settled during the period	(440)	(372)	(213)
Liabilities associated with properties sold	(304)	—	242
Current period accretion	1,396	470
Current period revisions to previous estimates	38,373	6,182	783
Asset retirement obligation — end of period	$80,424	$15,920	$6,493

     The discount rate used in calculating the ARO was 3.625% at December 31, 2008, 6.47% at December 31, 2007 and 7.25% at December 31, 2006. These rates approximate Legacy’s borrowing rates.

     Each year the Partnership reviews and, to the extent necessary, revises its asset retirement obligation estimates. During 2008, Legacy obtained new quotes and conducted a new study to evaluate the cost of decommissioning its properties. As a result, Legacy increased its estimates of future asset retirement obligations by $38.4 million to reflect recent costs incurred for plugging and abandonment activities in the Permian Basin of West Texas and southeast New Mexico, where substantially all of its wells and production platforms are located.

(12) Earnings (Loss) Per Unit

     The following table sets forth the computation of basic and diluted net earnings (loss) per unit (dollars in thousands, except per unit):

	December 31,
	2008	2007	2006
	(In thousands)
Income (loss) available to unitholders	$158,207	$(55,662)	$4,357
Weighted average number of units outstanding	30,596	26,155	16,567
Effect of dilutive securities:
Restricted units	20	—	2
Weighted average units and potential units
outstanding	30,616	26,155	16,569
Basic and diluted earnings (loss) per unit	$5.17	$(2.13)	$0.26

     At December 31, 2007, 45,078 restricted units were outstanding, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Unit-Based Compensation

Long Term Incentive Plan

     Concurrent with the Formation Transaction on March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was created and Legacy adopted SFAS No. 123(R), Share-Based Payment. Legacy adopted the Legacy Reserves LP Long-Term Incentive Plan for its employees, consultants and directors, its affiliates and its general partner. The awards under the long-term incentive plan may include unit grants, restricted units, phantom units, unit options and unit appreciation rights. The long-term incentive plan permits the grant of awards covering an aggregate of 2,000,000 units. As of December 31, 2008 grants of awards net of forfeitures covering 736,916 units have been made, comprised of 620,050 unit options and unit appreciation rights awards, 65,116 restricted unit awards and 51,750 phantom unit awards. The LTIP is administered by the compensation committee of the board of directors of its general partner.

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

Unit Options and Unit Appreciation Rights

     During the year ended December 31, 2006, Legacy issued 273,000 unit option awards to officers and employees which vest ratably over a three-year period. During the year ended December 31, 2007, Legacy issued 32,000 unit option awards and 81,000 unit appreciation rights (“UARs”) to employees which vest ratably over a three-year period. During the year ended December 31, 2007, Legacy issued 66,116 UARs to employees which cliff-vest at the end of a three-year period. During the year ended December 31, 2008, Legacy issued 104,000 UARs to employees which vest ratably over a three-year period. During the year ended December 31, 2008, Legacy issued 108,450 UARs to employees which cliff-vest at the end of a three-year period. All options and UARs granted in 2006, 2007 and 2008 expire five years from the grant date and are exercisable when they vest.

     For the years ended December 31, 2008 and 2007, Legacy recorded income of $2,409 and compensation expense of $826,406, respectively, due to the changes in the compensation liability related to the above awards based on its use of the Black Scholes model to estimate the December 31, 2008 and 2007 fair value of these unit option awards and the exercise date fair value of options exercised during the period. As of December 31, 2008, there was a total of $207,245 of unrecognized compensation costs related to the un-exercised and non-vested portion of these unit option awards and UARs. At December 31, 2008, this cost was expected to be recognized over a weighted-average period of 1.7 years. Compensation expense is based upon the fair value as of December 31, 2008 and is recognized as a percentage of the service period satisfied. Since Legacy’s trading history does not yet match the term of the outstanding unit option and UAR awards, it has used an estimated volatility factor of approximately 84% based upon a representative group of publicly-traded companies in the energy industry and employed the fair value method to estimate the December 31, 2008 fair value to be realized as compensation cost based on the percentage of the service period satisfied. In the absence of historical data, Legacy has assumed an estimated forfeiture rate of 5%. As required by SFAS No. 123(R), the Partnership will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.08 per unit.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     A summary of option and UAR activity for the year ended December 31, 2008, 2007 and 2006 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Units	Price	Term	Value
Outstanding at January 1, 2006	—	$—
Granted	273,000	$17.01
Exercised	—	$—		$—
Forfeited	(13,000)	$17.00
Outstanding at December 31, 2006	260,000	$17.01	4.2 years	—
Options and UARs exercisable at
December 31, 2006	—	$—	—	—
Outstanding at January 1, 2007	260,000	$17.01
Granted	179,116	$23.09
Exercised	(23,038)	$17.00		$228,661
Forfeited	(16,656)	$17.09
Outstanding at December 31, 2007	399,422	$19.73	3.6 years	$895,048
Options and UARs exercisable at
December 31, 2007	62,800	$17.04	3.3 years	$229,855
Outstanding at January 1, 2008	399,422	$19.73
Granted	212,450	$20.31
Exercised	(5,330)	$17.00		$34,313
Forfeited	(14,860)	$19.44
Outstanding at December 31, 2008	591,682	$19.97	3.5 years	$1,900 (a)
Options and UARs exercisable at
December 31, 2008	169,962	$18.76	2.3 years	$— (b)
____________________

(a)	At December 31, 2008, the market value of the Partnership’s units was $9.31, a price which was less than the average exercise price of outstanding options and UARs of $19.97. At December 31, 2008, there were 2,000 units with an intrinsic value of $0.95 per unit.

(b)	At December 31, 2008, there were no exercisable options or UARs with an intrinsic value due to the market value of the Partnership’s units of $9.31, a price which is less than the average exercise price of $18.76 per unit for exercisable options and UARs.

     The following table summarizes the status of the Partnership’s non-vested stock options since January 1, 2008:

	Non-Vested Options and UARs
		Weighted-
	Number of	Average Fair
	Units	Value
Non-vested at January 1, 2008	336,622	$4.09
Granted	212,450	0.58
Vested — Unexercised	(107,162)	2.61
Vested — Exercised	(5,330)	6.44
Forfeited	(14,860)	3.40
Non-vested at December 31, 2008	421,720	$1.75

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Legacy has used a weighted-average risk free interest rate of 1.4% in its Black Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at December 31, 2008. Expected life represents the period of time that options are expected to be outstanding and is based on the Partnership’s best estimate. The following table represents the weighted average assumptions used for the Black-Scholes option-pricing model:

	Year Ended December 31,
	2008	2007	2006
Expected life (years)	5	5	6
Annual interest rate	1.4%	3.5%	4.9%
Annual distribution rate per unit	$2.08	$1.80	$1.64
Volatility	84%	41%	37%

Restricted and Phantom Units

     As described below, Legacy has also issued phantom units under the LTIP. Because Legacy’s current intent is to settle these awards in cash, Legacy is accounting for the phantom units by utilizing the liability method.

     On June 27, 2007, Legacy granted 3,000 phantom units to an employee which vest ratably over a five year period, beginning at the date of grant. On July 16, 2007, Legacy granted 5,000 phantom units to an employee which vest ratably over a five year period, beginning at the date of grant. On December 3, 2007, Legacy granted 10,000 phantom units to an employee. The phantom units awarded vest ratably over a three year period, beginning on the date of grant. On February 4, 2008, Legacy granted 2,750 phantom units to four employees which vest ratably over a three-year period, beginning at the date of grant. On May 1, 2008, Legacy granted 3,000 phantom units to an employee which vest ratably over a three-year period, beginning at the date of grant. In conjunction with these grants, the employees are entitled to dividend equivalent rights (“DERs”) for unvested units held at the date of dividend payment. Compensation expense related to the phantom units and associated DERs was $130,121 and $52,273 for the years ended December 31, 2008 and 2007, respectively.

     On August 20, 2007, the board of directors of Legacy’s general partner, upon recommendation from the Compensation Committee, approved phantom unit awards which may award up to 175,000 units to five key executives of Legacy based on achievement of targeted annual MLP distribution levels over a base amount of $1.64 per unit. These awards are to be determined annually based solely on the annualized level of per unit distributions for the fourth quarter of each calendar year and subsequently vested over a 3 year period. There is a range of 0% to 100% of the distribution levels at which the performance condition may be met. For each quarter, management recommends to the board an appropriate level of per unit distribution based on available cash of Legacy. This level of distribution is approved by the board subsequent to management’s recommendation. Probable issuances for the purposes of calculating compensation expense associated therewith are determined based on management’s determination of probable future distribution levels for interim periods and based on actual distributions for annual periods as described above. Expense associated with vesting is recognized over the period from the date vesting becomes probable to the end of the three year vesting period beginning at each year end. On February 4, 2008 the Compensation Committee approved the award of 28,000 phantom units to Legacy’s five executive officers. In conjunction with these grants, the executive officers are entitled to DERs for unvested units held at the date of dividend payment. Compensation expense related to the phantom units was $346,104 and $44,381 for the years ended December 31, 2008 and 2007, respectively.

     On March 15, 2006, Legacy issued 52,616 units of restricted unit awards to two employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. On May 5, 2006, Legacy issued 12,500 units of restricted unit awards to an employee. The restricted units awarded vest ratably over a five-year period, beginning on the date of grant. Compensation expense related to restricted units was $340,656, $340,656 and $270,039 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31,

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, there was a total of $155,618 of unrecognized compensation costs related to the non-vested portion of these restricted units. At December 31, 2008, this cost was expected to be recognized over a weighted-average period of 1.4 years.

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

(14) Costs Incurred in Oil and Natural Gas Property Acquisition and Development Activities

     Costs incurred by Legacy in oil and natural gas property acquisition and development are presented below:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Development costs	$71,618	$22,967	$17,325
Acquisition costs:
Proved properties	242,127	200,400	187,007
Unproved properties	—	—	—
Total acquisition, development and exploration costs	$313,745	$223,367	$204,332

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15) Net Proved Oil and Natural Gas Reserves (Unaudited)

     The proved oil and natural gas reserves of Legacy have been estimated by an independent petroleum engineer, LaRoche Petroleum Consultants, Ltd., as of December 31, 2008, 2007 and 2006. These reserve estimates have been prepared in compliance with the Securities and Exchange Commission rules based on year-end prices and costs. The table below includes the reserves associated with the Legacy Formation acquisition in March 2006, the Farmer Field and South Justis acquisitions in June 2006 and the Kinder Morgan acquisition in July 2006 which are reflected in the December 31, 2006 balances, the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit acquisitions which are reflected in the December 31, 2007 balances and the COP III and Pantwist acquisitions which are reflected in the December 31, 2008 balances. An analysis of the change in estimated quantities of oil and natural gas reserves, all of which are located within the United States, is shown below:

			Natural
	Oil	NGL	Gas
	(MBbls)	(MBbls)	(MMcf)
Total Proved Reserves:
Balance, December 31, 2005(a)	8,118	—	24,457
Purchases of minerals-in-place	6,352	—	11,871
Extensions and discoveries	75	—	207
Revisions of previous estimates due to infill drilling,
recompletions and stimulations	233	—	494
Revisions of previous estimates due to prices
and performance	(657)	—	(2,296)
Production	(749)	—	(2,200)

Balance, December 31, 2006	13,372	—	32,533
Purchases of minerals-in-place	6,367	3,971	19,417
Sales of minerals-in-place	(1)	—	(2)
Revisions from drilling and recompletions	220	—	386
Revisions of previous estimates due to prices
and performance	810	180	1,578
Production	(1,179)	(126)	(3,052)

Balance, December 31, 2007	19,589	4,025	50,860
Purchases of minerals-in-place	4,337	1,342	17,665
Sales of minerals-in-place	(241)	—	(112)
Revisions from drilling and recompletions	265	(16)	615
Revisions of previous estimates due to price	(5,658)	(1,322)	(6,666)
Revisions of previous estimates due to performance	(13)	586	1,758
Production	(1,660)	(309)	(4,838)

Balance, December 31, 2008	16,619	4,306	59,282

Proved Developed Reserves:
December 31, 2005	6,380	—	20,618
December 31, 2006	11,132	—	28,126
December 31, 2007	17,434	3,954	45,455
December 31, 2008	14,682	4,254	54,354
____________________

(a)	Includes 3.2 MMBls of oil and 13.0 Bcf of natural gas held by MBN Properties, LP of which 1.7 MMBls and 7.0 Bcf of natural gas was owned by the non-controlling interest.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves (Unaudited)

     Summarized in the following table is information for Legacy inclusive of the Legacy Formation acquisition properties from March 2006, the Farmer Field and South Justis acquisition properties from June 2006 and the Kinder Morgan acquisition properties from July 2006, the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit acquisition properties in 2007 and the COP III and Pantwist acquisitions in 2008 with respect to the standardized measure of discounted future net cash flows relating to proved reserves. Future cash inflows are computed by applying year-end prices relating to the Legacy’s proved reserves to the year-end quantities of those reserves. Future production, development, site restoration, and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. Future net cash flows have not been adjusted for commodity derivative contracts outstanding at the end of each year. Federal income taxes have not been deducted from future production revenues in the calculation of standardized measure as each partner is separately taxed on their share of Legacy’s taxable income. In addition, Texas margin taxes and the federal income taxes associated with a corporate subsidiary, as discussed in Note 1(f), have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure.

	December 31,
	2008	2007	2006
	(In thousands)
Future production revenues	$1,137,239	$2,431,492	$947,914
Future costs:
Production	(593,756)	(925,450)	(387,238)
Development	(78,457)	(68,745)	(43,419)
Future net cash flows before income taxes	465,026	1,437,297	517,257
10% annual discount for estimated timing of cash flows	(230,011)	(746,759)	(276,694)
Standardized measure of discounted net cash flows	$235,015	$690,538	$240,563

     The Standardized Measure is based on the following oil and natural gas prices realized over the life of the properties at the wellhead as of the following dates:

	December 31,
	2008	2007	2006
Oil (per Bbl)(a)	$41.00	$92.50	$57.75
Natural Gas (per MMBtu)(b)	$5.71	$6.80	$5.64
____________________

(a)	The quoted oil price is the West Texas Intermediate physical spot price as of December 31 of the applicable year. This price correlates to a NYMEX near month futures price of $44.60 per Bbl, $95.98 per Bbl and $61.05 per Bbl for December 31, 2008, 2007 and 2006, respectively.

(b)	The quoted gas price is the Henry Hub physical spot price as of December 31 of the applicable year. This price correlates to a NYMEX near month futures price of $5.62 per MMBtu, $7.48 per MMBtu and $6.30 per MMBtu for December 31, 2008, 2007 and 2006, respectively

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Increase (decrease):
Sales, net of production costs	$(150,707)	$(77,260)	$(40,113)
Net change in sales prices, net of production costs	(456,158)	178,972	(60,531)
Changes in estimated future development costs	15,096	1,426	4,582
Extensions and discoveries, net of future production and
development costs	—	—	2,723
Revisions of previous estimates due to infill drilling,
recompletions and stimulations	1,261	7,347	7,919
Revisions of previous quantity estimates due to
performance	1,117	4,273	(12,232)
Previously estimated development costs incurred	7,469	7,345	9,517
Purchases of minerals-in place	72,327	300,907	127,009
Ownership interest corrections	(2,429)	1,480	—
Sales of minerals in place	(6,069)	(22)	—
Other	(3,595)	2,093	(2,971)
Accretion of discount	66,165	23,414	12,663
Net increase (decrease)	(455,523)	449,975	48,566
Standardized measure of discounted future net cash
flows:
Beginning of year	690,538	240,563	191,997
End of year	$235,015	$690,538	$240,563

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17) Selected Quarterly Financial Data (Unaudited)

For the three-month periods ended:

	March 31	June 30	September 30	December 31
2008	(In thousands, except per unit data)
Revenues:
Oil sales	$36,049	$48,439	$47,912	$25,573
Natural gas liquids sales	3,502	4,781	5,031	2,548
Natural gas sales	9,236	13,389	12,668	6,296
Total revenues	48,787	66,609	65,611	34,417
Expenses:
Oil and natural gas production	9,528	13,515	15,784	13,177
Production and other taxes	2,469	4,089	4,096	2,058
General and administrative	3,018	3,696	2,158	2,524
Depletion, depreciation, amortization
and accretion	9,617	10,523	13,082	30,102	(a)
Impairment of long-lived assets	104	4	339	76,495	(a)
Loss on disposal of assets	48	26	317	211
Total expenses	24,784	31,853	35,776	124,567
Operating income (loss)	24,003	34,756	29,835	(90,150)
Interest income	55	15	11	12
Interest expense	(4,178)	1,212	(4,198)	(13,989)	(b)
Equity in income (loss) of partnership	42	45	47	(26)
Realized and unrealized gain (loss) on oil, NGL
and natural gas swaps and oil collar	(40,793)	(216,468)	202,388	231,816
Other	(16)	(3)	(9)	144
Net income (loss) before income taxes	(20,887)	(180,443)	228,074	127,807
Income taxes	(210)	(297)	(122)	581	(c)
Income (loss) from continuing operations	(21,097)	(180,740)	227,952	128,388
Gain (loss) on sale of discontinued operation	—	4,954	—	(1,250)	(d)
Net income (loss)	$(21,097)	$(175,786)	$227,952	$127,138
Income (loss) from continuing operations per unit —
basic and diluted	$(0.71)	$(5.90)	$7.34	$4.13
Gain (loss) on discontinued operation per unit —
basic and diluted	$—	$0.16	$—	$(0.04)
Net income (loss) per unit — basic and diluted	$(0.71)	$(5.74)	$7.34	$4.09
Production volumes:
Oil (MBbl)	379	396	416	469
Natural Gas Liquids (Mgal)	2,721	2,821	3,301	4,134
Natural Gas (MMcf)	1,058	1,238	1,222	1,320
Total (Mboe)	620	670	698	787
____________________

(a)	The decline in oil and natural gas prices experienced during the fourth quarter of 2008 resulted in a depletion rate and impairment charges significantly higher than those incurred in prior periods of 2008.

(b)	The fourth quarter 2008 amount includes mark-to-market expense of $9.4 million related to the interest rate swap derivatives in place as of December 31, 2008.

(c)	The fourth quarter income tax amount reflects the adjustment of a portion of the Partnership’s deferred tax position from a deferred tax liability to a deferred tax asset as a result of the $76.5 million of impairment incurred during the period.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	The loss recorded in the fourth quarter of 2008 relates a post close purchase price adjustment related to the Reeves Unit non-monetary exchange with Devon Energy that occurred during the second quarter.

For the three-month periods ended:

	March 31	June 30	September 30	December 31
2007	(In thousands, except per unit data)
Revenues:
Oil sales	$12,301	$16,653	$22,442	$31,905
Natural gas liquids sales	$105	$1,072	$1,714	$4,611
Natural gas sales	3,526	5,010	5,241	7,656
Total revenues	15,932	22,735	29,397	44,172
Expenses:
Oil and natural gas production	4,739	6,088	7,581	8,721
Production and other taxes	994	1,481	1,886	3,528
General and administrative	1,827	2,769	1,443	2,353
Depletion, depreciation, amortization and accretion	5,295	6,811	6,960	9,349
Impairment of long-lived assets	90	190	950	1,974
Loss on disposal of assets	—	231	156	140
Total expenses	12,945	17,570	18,976	26,065
Operating Income	2,987	5,165	10,421	18,107
Interest income	104	47	54	116
Interest expense	(625)	(893)	(1,905)	(3,695)
Equity in income of partnership	—	11	30	36
Realized and unrealized gain (loss) on oil, NGL and
natural gas swaps	(7,223)	(6,493)	(6,436)	(65,004)
Other	—	1	—	(130)
Net income (loss) before income taxes	$(4,757)	$(2,162)	$2,164	$(50,570)
Income taxes	—	—	—	(337)
Net income (loss)	$(4,757)	$(2,162)	$2,164	$(50,907)
Net income (loss) per unit — basic and diluted	$(0.19)	$(0.08)	$0.08	$(1.81)
Production volumes:
Oil (MBbl)	228	273	312	365
Natural Gas Liquids (Mgal)	104	856	1,345	2,991
Natural Gas (MMcf)	588	718	801	945
Total (Mboe)	329	413	478	594

(18) Subsequent Events

     On January 20, 2009, the board of directors of Legacy’s general partner declared a $0.52 per unit cash distribution for the quarter ended December 31, 2008 to all unitholders of record on February 2, 2009. This distribution was paid on February 13, 2009.