Form 10-Q
period 2009-03-31
LEGACY RESERVES LP
filed 2009-05-08
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

☒ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

31,074,339 units representing limited partner interests in the registrant were outstanding as of May 7, 2009.

TABLE OF CONTENTS

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31,	December 31,
	2009	2008
	(In thousands)
Current assets:
Cash and cash equivalents	$3,034	$2,500
Accounts receivable, net:
Oil and natural gas	10,738	12,198
Joint interest owners	7,669	7,265
Other (Note 4)	41	60
Fair value of derivatives (Notes 6 and 7)	56,279	54,820
Prepaid expenses and other current assets	4,523	4,094
Total current assets	82,284	80,937

Oil and natural gas properties, at cost:
Proved oil and natural gas properties, at cost, using the
successful efforts method of accounting:	826,323	821,786
Unproved properties	78	78
Accumulated depletion, depreciation and amortization	(225,029)	(208,832)
	601,372	613,032

Other property and equipment, net of accumulated depreciaton and
amortization of $928 and $765, respectively	1,742	1,851
Operating rights, net of amortization of $1,566 and $1,429, respectively	5,451	5,588
Fair value of derivatives (Notes 6 and 7)	79,151	80,085
Other assets, net of amortization of $1,394 and $1,139, respectively	5,795	1,558
Investment in equity method investee	14	21
Total assets	$775,809	$783,072

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND UNITHOLDERS' EQUITY

	March 31,	December 31,
	2009	2008
	(In thousands)
Current liabilities:
Accounts payable	$1,671	$5,950
Accrued oil and natural gas liabilities	11,147	17,200
Fair value of derivatives (Notes 6 and 7)	5,006	1,691
Asset retirement obligation (Note 8)	29,210	25,889
Other (Note 10)	2,622	6,276
Total current liabilities	49,656	57,006

Long-term debt (Note 2)	300,000	282,000
Asset retirement obligation (Note 8)	51,210	54,535
Fair value of derivatives (Notes 6 and 7)	6,819	8,768
Other long-term liabilites	90	130
Total liabilities	407,775	402,439

Commitments and contingencies (Note 5)
Unitholders' equity:
Limited partners' equity - 31,069,339 and 31,049,299 units issued
and outstanding at March 31, 2009 and December 31 2008, respectively	367,917	380,509
General partner's equity (approximately 0.1%)	117	124
Total unitholders' equity	368,034	380,633
Total liabilities and unitholders' equity	$775,809	$783,072

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per unit data)
Revenues:
Oil sales	$16,465	$36,049
Natural gas liquids sales (NGL)	2,069	3,502
Natural gas sales	4,525	9,236
Total revenues	23,059	48,787

Expenses:
Oil and natural gas production	12,002	9,528
Production and other taxes	1,353	2,469
General and administrative	3,368	3,018
Depletion, depreciation, amortization and accretion	16,621	9,617
Impairment of long-lived assets	1,156	104
Loss on disposal of assets	208	48
Total expenses	34,708	24,784

Operating income (loss)	(11,649)	24,003

Other income (expense):
Interest income	1	55
Interest expense (Notes 2, 6 and 7)	(4,259)	(4,178)
Equity in income (loss) of partnerships	(2)	42
Realized and unrealized gain (loss) on oil, NGL
and natural gas swaps and oil collar (Notes 6 and 7)	19,505	(40,793)
Other	4	(16)
Income (loss) before income taxes	3,600	(20,887)
Income taxes	(111)	(210)
Net income (loss)	$3,489	$(21,097)

Net income (loss) per unit - basic and diluted (Note 9)	$0.11	$(0.71)

Weighted average number of units used in computing net income per unit -
basic	31,053	29,674

diluted	31,067	29,674

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF UNITHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

				Total
	Number of	Limited	General	Unitholders'
	Limited Partner Units	Partner	Partner	Equity
	(In thousands)

Balance, December 31, 2008	31,049	$380,509	$124	$380,633

Compensation expense on restricted
unit awards issued to employees	-	71	-	71
Vesting of restricted units	20	-	-	-
Distributions to unitholders, $0.52 per unit	-	(16,149)	(10)	(16,159)
Net income	-	3,486	3	3,489
Balance, March 31, 2009	31,069	$367,917	$117	$368,034

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,489	$(21,097)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	16,621	9,617
Amortization of debt issuance costs	255	90
Impairment of long-lived assets	1,156	104
(Gain) loss on derivatives	(18,139)	42,937
Equity in (income) loss of partnership	2	(42)
Unit-based compensation	(457)	138
Loss on disposal of assets	208	48
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, oil and natural gas	1,460	(3,188)
(Increase) decrease in accounts receivable, joint interest owners	(404)	1,137
(Increase) decrease in accounts receivable, other	19	(15)
Increase in other current assets	(429)	(445)
Decrease in accounts payable	(4,279)	(742)
Increase (decrease) in accrued oil and natural gas liabilities	(6,053)	1,043
Decrease in other liabilities	(4,101)	(321)
Total adjustments	(14,141)	50,361
Net cash provided by (used in) operating activities	(10,652)	29,264
Cash flows from investing activities:
Investment in oil and natural gas properties	(5,143)	(32,583)
Increase in deposit on pending acquisition	-	(3,066)
Proceeds from sale of assets	51	-
Investment in other equipment	(55)	(188)
Net cash settlements on oil and natural gas swaps	18,979	(6,767)
Investment in equity method investee	9	32
Net cash provided by (used in) investing activities	13,841	(42,572)
Cash flows from financing activities:
Proceeds from long-term debt	21,000	40,000
Payments of long-term debt	(3,000)	(14,000)
Payments of debt issuance costs	(4,496)	-
Costs from issuance of units, net	-	(5)
Distributions to unitholders	(16,159)	(13,372)
Net cash provided by (used in) financing activities	(2,655)	12,623
Net increase (decrease) in cash and cash equivalents	534	(685)
Cash and cash equivalents, beginning of period	2,500	9,604
Cash and cash equivalents, end of period	$3,034	$8,919

Non-Cash Investing and Financing Activities:

Asset retirement obligation costs and liabilities	$-	$502

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

 • The general partner may be removed if such removal is approved by the unitholders holding at least 66 2/3 percent of the outstanding units, including units held by LRLP’s general partner and its affiliates, provided that a unit majority has elected a successor general partner.

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

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements for and as of the three months ended March 31, 2009 and 2008.

(b)  Recently Issued Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 deferred the effective date of Statement of Financial Accounting Standards No. 157 (“SFAS 157”) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. Legacy adopted FSP FAS 157-2 effective January 1, 2009 and the adoption did not have a significant effect on Legacy’s consolidated results of operations, financial position or cash flows. See Note 6 for other disclosures required by SFAS 157 and FSP FAS 157-2.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be the Partnership’s fiscal year 2009. The impact, if any, will depend on the nature and size of business combinations Legacy consummates after the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the Partnership’s fiscal year 2009. Based upon the March 31, 2009 balance sheet, the statement has had no impact.

In March, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 161 requires disclosures related to objectives and strategies for using derivatives; the fair-value amounts of, and gains and losses on, derivative instruments; and credit-risk-related contingent features in derivative agreements. This statement is effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008, which will be the Partnership’s fiscal year 2009. The effect on Legacy’s disclosures for derivative instruments as a result of the adoption of SFAS 161 in 2009 was not significant since the Partnership does not account for any of its derivatives as cash flow hedges.

During May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Legacy does not expect that the adoption of SFAS 162 will have a significant impact on its financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the net income allocation in computing basic net income per share under the two class method prescribed under SFAS No. 128, Earnings per Share (“SFAS 128”). FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and, to the extent applicable, must be applied retrospectively by adjusting all prior-period net income per share data to conform to the provisions of the standard. The adoption of FSP 03-6-1 is not expected to have a material effect on Legacy’s net income per common unit calculations.

In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations. The new disclosure requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The Company is currently assessing the impact that adoption of this rule will have on its financial disclosures which will vary depending on changes in commodity prices.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends and clarifies SFAS No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Partnership has not made any acquisitions during the first quarter of 2009.

In April 2009, the FASB issued three FSP’s to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Legacy adopted the provisions of these FSP’s for the period ending March 31, 2009. The adoption of these FSP’s did not have a material impact on Legacy’s financial position or results of operations.

(2)  Credit Facility

In March of 2006, as an integral part of the formation of Legacy, Legacy entered into a credit agreement with a senior credit facility (the “Legacy Facility”) with oil and natural gas properties pledged as collateral for borrowings under the Legacy Facility. The initial terms of the Legacy Facility permitted borrowings in the lesser amount of (i) the borrowing base, or (ii) $300 million, increased to $500 million pursuant to the third amendment effective October 24, 2007. The initial borrowing base, set on March 16, 2006, was $130 million. The borrowing base, which had been redetermined pursuant to the fourth amendment to the credit agreement, was increased to $272 million as of April 24, 2008 and further increased to $320 million coincident with the closing of the COP III Acquisition, which closed on April 30, 2008. On October 6, 2008, the borrowing base was increased to $383.76 million pursuant to the fifth amendment and further increased to $410 million with the addition of two additional banks to the Legacy Facility. Under the Legacy Facility, as amended, interest on debt outstanding was charged based on Legacy’s selection of a LIBOR rate plus 1.50% to 2.125%, or the alternate base rate (“ABR”) which equaled the higher of the prime rate or the Federal funds effective rate plus 0.50%, plus an applicable margin between 0% and 0.50%.

On March 27, 2009, Legacy entered into a new three-year secured revolving credit facility with BNP Paribas as administrative agent (the “New Credit Agreement”). Borrowings under the New Credit Agreement mature on April 1, 2012. The New Credit Agreement permits borrowings in the lesser amount of (i) the borrowing base, or (ii) $600 million. The borrowing base under the New Credit Agreement is $340 million as of March 31, 2009. The borrowing base is redetermined every six months and will be adjusted based upon changes in the fair market value of Legacy’s oil and natural gas assets. Under the New Credit Agreement, interest on debt outstanding is charged based on Legacy’s selection of a LIBOR rate plus 2.25% to 3.0%, or the alternate base rate (“ABR”) which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or LIBOR plus 1.50%, plus an applicable margin between 0.75% and 1.50%.

As of March 31, 2009, Legacy had outstanding borrowings of $300 million at a weighted-average interest rate of 3.52%. Legacy had approximately $40.0 million of availability remaining under the New Credit Agreement as of March 31, 2009. For the three-month period ended March 31, 2009, Legacy paid in cash $5.0 million of interest expense on the Legacy Facility and New Credit Agreement, which does not include the $4.3 million of upfront fees paid in cash related to the New Credit Agreement. These fees will be amortized over the life of the New Credit Agreement. The New Credit Agreement contains certain loan covenants requiring minimum financial ratio coverages, including the current ratio and EBITDA to interest expense. At March 31, 2009, Legacy was in compliance with all aspects of the New Credit Agreement.

Long-term debt consists of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(In thousands)
Legacy Facility- due April 2012	$300,000	$282,000

(3)  Acquisitions

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

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the COP III and Pantwist Acquisitions had each occurred on January 1, 2008. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Revenues	$23,059	$56,220

Net income (loss)	$3,489	$(18,757)

Income (loss) per unit - basic and diluted:	$0.11	$(0.60)

Units used in computing income (loss) per unit:
basic	31,053	31,020

diluted	31,067	31,020

(4)  Related Party Transactions

Cary D. Brown, Legacy’s Chairman and Chief Executive Officer, and Kyle A. McGraw, Legacy’s Executive Vice President of Business Development and Land, own partnership interests which, in turn, own a combined non-controlling 4.16% interest as limited partners in the partnership which owns the building that Legacy occupies. Monthly rent is $14,808, without respect to property taxes and insurance. The lease expires in August 2011.

Legacy uses Lynch, Chappell and Alsup for legal services. Alan Brown, brother of Cary D. Brown, is a less than ten percent shareholder in this firm. Legacy paid legal fees to Lynch, Chappell and Alsup of $46,879 and $21,905 for the three months ended March 31, 2009 and 2008, respectively.

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

Legacy has employment agreements with its officers that specify that if the officer is terminated, by Legacy for other than cause or following a change in control, the officer shall receive severance pay ranging from 24 to 36 months salary plus bonus and COBRA benefits.

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

(6)  Fair Value Measurements

As defined in SFAS 157, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Legacy’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009:

	Fair Value Measurements at March 31, 2009 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Total Carrying
	Identical Assets	Inputs	Inputs	Value as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2009
	(In thousands)
Oil, NGL and natural gas derivative swaps	$-	$103,352	$17,020	$120,372
Oil collars	-	-	15,058	15,058
Interest rate swaps	-	(11,825)	-	(11,825)
Total	$-	$91,527	$32,078	$123,605

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Beginning balance	$28,985	$(4,502)
Total gains or (losses)	6,707	(4,053)
Settlements	(3,614)	706
Transfers	-	-
Ending balance	$32,078	$(7,849)

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of March 31, 2009 and 2008	$3,093	$(3,347)

Fair Value on a Non-Recurring Basis

On January 1, 2009, Legacy adopted the provisions of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis, which were delayed by FASB Staff Position No. FAS 157-2. As it relates to Legacy, this delayed adoption applies to certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; impaired oil and natural gas property assessments; and the initial recognition of asset retirement obligations for which fair value is used.

This deferred adoption of SFAS 157 did not have a material impact on Legacy’s consolidated financial statements or its disclosures with respect to the initial recognition of asset retirement obligations during the three-month period ended March 31, 2009. These estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, Legacy has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of Legacy’s asset retirement obligation is presented in Note 8, in accordance with SFAS 143.

New assets measured at fair value during the three-month period ended March 31, 2009 include:

	Fair Value Measurements at March 31, 2009 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Total Carrying
	Identical Assets	Inputs	Inputs	Value as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2009
	(In thousands)
Assets:
Proved oil and natural gas properties	$-	$-	$444	$444	(a)
Total	$-	$-	$444	$444

(a)
Legacy utilizes Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), to periodically review oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the three-month period ended March 31, 2009, Legacy incurred impairment charges of $1.2 million as oil and natural gas properties with a net cost basis of $1.6 million were written down to their fair value of $0.4 million. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

 (7)  Derivative Financial Instruments

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

All of these price risk management transactions are considered derivative instruments and accounted for in accordance with SFAS 133. These derivative instruments are intended to reduce Legacy’s price risk and may be considered hedges for economic purposes but Legacy has chosen not to designate them as cash flow hedges for accounting purposes. Therefore, all derivative instruments are recorded on the balance sheet at fair value with changes in fair value being recorded in earnings for the period ended March 31, 2009.

By using derivative instruments to mitigate exposures to changes in commodity prices, Legacy is exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes Legacy, which creates repayment risk. Legacy minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties that are parties to its Credit Agreement.

For the three months ended March 31, 2009 and 2008, Legacy recognized realized and unrealized gains and losses related to its oil, NGL and natural gas derivatives. The impact on net loss from derivative activities was as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Crude oil derivative contract settlements	$14,912	$(6,578)
Natural gas liquid derivative contract settlements	470	(721)
Natural gas derivative contract settlements	3,597	532
Total commodity derivative contract settlements	18,979	(6,767)

Unrealized change in fair value - oil contracts	(5,600)	(25,276)
Unrealized change in fair value - natural gas liquid contracts	(645)	(12)
Unrealized change in fair value - natural gas contracts	6,771	(8,738)
Total unrealized change in fair value of commodity derivative contracts	526	(34,026)

Total realized and unrealized gains (losses) on commodity derivative contracts	$19,505	$(40,793)

As of March 31, 2009, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
April - December 2009	1,117,920	$ 82.82	$61.05 - $140.00
2010	1,397,973	$ 82.37	$60.15 - $140.00
2011	1,155,712	$ 88.07	$67.33 - $140.00
2012	969,812	$ 81.28	$67.72 - $109.20
2013	240,000	$ 82.00	$82.00

On June 24, 2008, Legacy entered into a NYMEX West Texas Intermediate crude oil derivative collar contract that combines a put option or “floor” with a call option or “ceiling.” The following table summarizes the contract as of March 31, 2009:

		Average	Average
Calendar Year	Volumes (Bbls)	Floor	Ceiling
April - December 2009	56,800	$ 120.00	$ 156.30
2010	71,800	$ 120.00	$ 156.30
2011	68,300	$ 120.00	$ 156.30
2012	65,100	$ 120.00	$ 156.30

As of March 31, 2009, Legacy had the following NYMEX Henry Hub, ANR-OK and Waha natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
April - December 2009	2,379,340	$ 7.94	$6.85 - $9.29
2010	2,840,859	$ 7.87	$6.85 - $9.73
2011	2,127,316	$ 8.01	$6.85 - $8.70
2012	1,579,736	$ 8.02	$6.85 - $8.70

As of March 31, 2009, Legacy had the following gas basis swaps in which it receives floating NYMEX prices less a fixed basis differential and pay prices on the floating Waha index, a natural gas hub in West Texas. The prices that Legacy receives for its natural gas sales in the Permian Basin follow Waha more closely than NYMEX:

	Annual	Basis Differential
Calendar Year	Volumes (MMBtu)	per MMBtu
April - December 2009	990,000	($0.68)
2010	1,200,000	($0.57)

As of March 31, 2009, Legacy had the following gas basis swaps in which it receives floating NYMEX prices less a fixed basis differential and pay prices on the floating ANR-Oklahoma index, a natural gas hub in Oklahoma. The prices Legacy receives for its natural gas sales in the Texas Panhandle and Oklahoma follow ANR-Oklahoma more closely than NYMEX:

	Annual	Basis Differential
Calendar Year	Volumes (MMBtu)	per MMBtu
April - December 2009	360,000	($1.09)
2010	480,000	($0.87)

As of March 31, 2009, Legacy had the following Mont Belvieu, Non-Tet OPIS natural gas liquids swaps paying floating natural gas liquids prices and receiving fixed prices for a portion of its future natural gas liquids production as indicated below:

		Average	Price
Calendar Year	Volumes (Gal)	Price per Gal	Range per Gal
April - December 2009	1,699,110	$ 1.15	$1.15

Interest rate derivatives

Due to the volatility of interest rates, Legacy periodically enters into interest rate risk management transactions in the form of interest rate swaps for a portion of its outstanding debt balance. These transactions allow Legacy to reduce exposure to interest rate fluctuations. While the use of these arrangements limits Legacy’s ability to benefit from decreases in interest rates, it also reduces Legacy’s potential exposure to adverse interest rate movements. Legacy’s arrangements, to the extent it enters into any, apply to only a portion of its outstanding debt balance, provide only partial protection against interest rate increases and limit Legacy’s potential savings from future interest rate declines. None of these instruments are used for trading or speculative purposes.

On August 29, 2007, Legacy entered into LIBOR interest rate swaps beginning in October of 2007 and extending through November 2011. On January 29, 2009, Legacy revised the LIBOR interest rate swaps. The revised swap transaction has Legacy paying its counterparty fixed rates ranging from 4.09% to 4.11%, per annum, and receiving floating rates on a total notional amount of $54 million. The swaps are settled on a monthly basis, beginning in January of 2009 and ending in November of 2013.

On March 14, 2008, Legacy entered into a LIBOR interest rate swap beginning in April of 2008 and extending through April of 2011. On January 28, 2009, Legacy revised the LIBOR interest rate swap extending the term through April of 2013. The revised swap transaction has Legacy paying its counterparty a fixed rate of 2.65% per annum, and receiving floating rates on a notional amount of $60 million. The swap is settled on a monthly basis, beginning in April of 2009 and ending in April of 2013. Prior to April of 2009, the swap was settled on a quarterly basis.

On October 6, 2008, Legacy entered into two LIBOR interest rate swaps beginning in October of 2008 and extending through October 2011. In January of 2009, Legacy revised these LIBOR interest rate swaps extending the termination date through October of 2013. The revised swap transactions have Legacy paying its counterparties fixed rates ranging from 3.09% to 3.10%, per annum, and receiving floating rates on a total notional amount of $100 million. The revised swaps are settled on a monthly basis, beginning in January of 2009 and ending in October of 2013.

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

Legacy accounts for these interest rate swaps pursuant to SFAS 133. This statement establishes accounting and reporting standards requiring that derivative instruments be recorded at fair market value and included in the balance sheet as assets or liabilities.

As the term of Legacy’s interest rate swaps extends through December of 2013, a period that extends beyond the term of the Legacy Facility, which expires on April 1, 2012, Legacy did not specifically designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments, which amounted to $1.4 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively, is recorded in current earnings as interest expense. The total impact on income expense from the mark-to-market and settlements was as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Interest rate swap settlements	$(37)	$(40)
Unrealized change in fair value - interest rate swaps	1,366	2,145
Total increase to interest expense, net	$1,329	$2,105

The table below summarizes the interest rate swap position as of March 31, 2009.

				Estimated
				Fair Market Value
	Fixed	Effective	Maturity	at March 31,
Notional Amount	Rate	Date	Date	2009
(Dollars in thousands)
$29,000	4.0900%	10/16/2007	10/16/2013	$(2,641)
$13,000	4.1100%	11/16/2007	11/16/2013	(1,207)
$12,000	4.1100%	11/28/2007	11/28/2013	(1,100)
$60,000	2.6500%	4/1/2008	4/1/2013	(1,765)
$50,000	3.1000%	10/10/2008	10/10/2013	(2,348)
$50,000	3.0900%	10/10/2008	10/10/2013	(2,360)
$50,000	2.2950%	12/18/2008	12/18/2013	(404)
Total Fair Market Value of interest rate derivatives				$(11,825)

 (8)  Asset Retirement Obligation

Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at Legacy’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset.

The following table reflects the changes in the ARO during the three months ended March 31, 2009 and year ended December 31, 2008.

	March 31,	December 31,
	2009	2008
	(In thousands)
Asset retirement obligation - beginning of period	$80,424	$15,920

Liabilities incurred with properties acquired	-	25,023
Liabilities incurred with properties drilled	-	456
Liabilities settled during the period	(711)	(440)
Liabilities associated with properties sold	-	(304)
Current period accretion	707	1,396
Current period revisions to previous estimates	-	38,373
Asset retirement obligation - end of period	$80,420	$80,424

(9)  Earnings (Loss) Per Unit

The following table sets forth the computation of basic and diluted net earnings (loss) per unit:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Income (loss) available to unitholders	$3,489	$(21,097)
Weighted average number of units outstanding	31,053	29,674
Effect of dilutive securities:
Restricted units	14	-
Weighted average units and potential units outstanding	31,067	29,674
Basic and diluted earnings (loss) per unit	$0.11	$(0.71)

 (10)  Unit-Based Compensation

Long-Term Incentive Plan

Concurrent with the Legacy Formation on March 15, 2006, a Long-Term Incentive Plan for Legacy was created and Legacy adopted Statement of Financial Accounting Standards No. 123(R)-Share-Based Payment (“SFAS 123(R)”). Legacy adopted the Legacy Reserves LP Long-Term Incentive Plan (“LTIP”) for its employees, consultants and directors, its affiliates and its general partner. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights. The LTIP permits the grant of awards covering an aggregate of 2,000,000 units. As of March 31, 2009, grants of awards net of forfeitures covering 794,916 units had been made, comprised of 624,550 unit options and unit appreciation rights awards, 65,116 restricted unit awards and 105,250 phantom unit awards. The LTIP is administered by the compensation committee of the board of directors of Legacy’s general partner (the “Compensation Committee”).

SFAS 123(R) requires companies to measure the cost of employee services in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period of the award. Prior to April of 2007, Legacy utilized the equity method of accounting as described in SFAS 123(R) to recognize the cost associated with unit options. However, SFAS 123(R) stipulates that “if an entity that nominally has the choice of settling awards by issuing stock predominately settles in cash, or if the entity usually settles in cash whenever an employee asks for cash settlement, the entity is settling a substantive liability rather than repurchasing an equity instrument.”

The initial vesting of options occurred on March 15, 2007, with initial option exercises occurring in April 2007. At the time of the initial exercise, Legacy settled these exercises in cash and determined it was likely to do so for future option exercises. Consequently, in April 2007, Legacy began accounting for unit option grants by utilizing the liability method as described in SFAS 123(R). The liability method requires companies to measure the cost of the employee services in exchange for a cash award based on the fair value of the underlying security at the end of the period. Compensation cost is recognized based on the change in the liability between periods.

Unit Options and Unit Appreciation Rights

During the year ended December 31, 2008, Legacy issued 104,000 unit appreciation rights (“UARs”) to employees which vest ratably over a three-year period and 108,450 UARs to employees which cliff-vest at the end of a three-year period. During the three-month period ended March 31, 2009, Legacy issued 4,500 UARs to employees which vest ratably over a three-year period. All UARs granted in 2008 and 2009 expire five years from the grant date and are exercisable when they vest.

For the three-month periods ended March 31, 2009 and 2008, Legacy recorded $441,065 and $45,043, respectively, of compensation income due to the change in liability from December 31, 2008 and 2007, respectively, based on its use of the Black-Scholes model to estimate the March 31, 2009 and 2008 fair value of these unit options and UARs. As of March 31, 2009, there was a total of $74,766 of unrecognized compensation costs related to the unexercised and non-vested portion of these unit options and UARs. At March 31, 2009, this cost was expected to be recognized over a weighted-average period of approximately 3.2 years. Compensation expense is based upon the fair value as of March 31, 2009 and is recognized as a percentage of the service period satisfied. Since Legacy has limited trading history, it has used an estimated volatility factor of approximately 66% based upon the historical trends of a representative group of publicly-traded companies in the energy industry and employed the Black-Scholes model to estimate the March 31, 2009 fair value to be realized as compensation cost based on the percentage of service period satisfied. In the absence of historical data, Legacy has assumed an estimated forfeiture rate of 5%. As required by SFAS 123(R), Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.08 per unit.

A summary of option and UAR activity for the three months ended March 31, 2009 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Units	Price	Term	Value

Outstanding at January 1, 2009	591,682
Granted	4,500	$10.20
Exercised	-	$-
Forfeited	-	$-
Outstanding at March 31, 2009	596,182	$19.90	3.21	$1,540	(a)
Options and UARs exercisable at March 31, 2009	237,837	$18.59	2.34	$-	(b)

(a)
At March 31, 2009, the market value of the partnership’s units was $9.13, a price which was less than the average exercise price of outstanding options and UARS of $19.90. At March 31, 2009, there were 2,000 units with an intrinsic value of $0.77 per unit.

(b)
At March 31, 2009, there were no exercisable options or UARS with an intrinsic value due to the market value of the Partnership’s units of $9.13, a price which is less than the average exercise price of $18.59 per unit for exercisable options and UARs.

The following table summarizes the status of Legacy’s non-vested unit options and UARs since January 1, 2009:

	Non-Vested Options and UARs
		Weighted-
	Number of	Average Fair
	Units	Value
Non-vested at January 1, 2009	421,720	$1.75
Granted	4,500	10.20
Vested - Unexercised	(67,875)	17.83
Vested - Exercised	-	-
Forfeited	-	-
Non-vested at March 31, 2009	358,345	$20.83

Legacy has used a weighted-average risk-free interest rate of 1.4% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at March 31, 2009 whose term is consistent with the expected life of the unit options and UARs. Expected life represents the period of time that options and UARs are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Three Months Ended
March 31,
2009
Expected life (years)	5
Annual interest rate	1.4%
Annual distribution rate per unit	$2.08
Volatility	66%

Restricted and Phantom Units

As described below, Legacy has also issued phantom units under the LTIP. Because Legacy’s current intent is to settle these awards in cash, Legacy is accounting for the phantom units by utilizing the liability method.

On February 4, 2008, Legacy granted 2,750 phantom units to four employees which vest ratably over a three-year period, beginning at the date of grant. On May 1, 2008, Legacy granted 3,000 phantom units to an employee which vest ratably over a three-year period, beginning at the date of grant. On January 29, 2009, Legacy granted 4,500 phantom units to six employees which vest ratably over a three-year period, beginning at the date of grant. In conjunction with these grants, the employees are entitled to distribution equivalent rights (“DERs”) for unvested units held at the date of dividend payment.

On August 20, 2007, the board of directors of Legacy’s general partner, upon recommendation from the Compensation Committee, approved phantom unit awards of up to 175,000 units to five key executives of Legacy based on achievement of targeted annualized per unit distribution levels over a base amount of $1.64 per unit.  These awards are to be determined annually based solely on the annualized level of per unit distributions for the fourth quarter of each calendar year and subsequently vest over a three-year period. There is a range of 0% to 100% of the distribution levels at which the performance condition may be met. For each quarter, management recommends to the board an appropriate level of per unit distribution based on available cash of Legacy. The level of distribution is set by the board subsequent to management’s recommendation. Probable issuances for the purposes of calculating compensation expense associated therewith are determined based on management’s determination of probable future distribution levels. Expense associated with probable vesting is recognized over the period from the date probable vesting is determined to the end of the three-year vesting period. On February 4, 2008, the Compensation Committee approved the award of 28,000 phantom units to Legacy’s five executive officers. On January 29, 2009, the Compensation Committee approved the award of 49,000 phantom units to Legacy’s five executive officers. In conjunction with these grants, the executive officers are entitled to DERs for unvested units held at the date of dividend payment. Compensation expense related to the phantom units and associated DERs was $89,288 and $85,767 for the three months ended March 31, 2009 and 2008, respectively.

On March 15, 2006, Legacy issued an aggregate of 52,616 restricted units to two employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. On May 5, 2006, Legacy issued 12,500 restricted units to an employee. The restricted units awarded vest ratably over a five-year period, beginning on March 31, 2007. Compensation expense related to restricted units was $71,085 and $85,164 for the three months ended March, 31, 2009 and 2008, respectively. As of March 31, 2009, there was a total of $84,533 of unrecognized compensation expense related to the non-vested portion of these restricted units. At March 31, 2009, this cost was expected to be recognized over a weighted-average period of 2.0 years. Pursuant to the provisions of SFAS 123(R), Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at March 31, 2009, do not include 5,000 units related to unvested restricted unit awards.

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

 (11)  Subsequent Events

On April 3, 2009, Legacy’s board of directors announced the receipt of a proposal from Apollo Management VII, LP (“Apollo Management”) to acquire all of the outstanding units of Legacy Reserves LP at a cash purchase price of $14.00 per unit, subject to adjustment for any distributions paid to the Partnership’s limited partners. The Conflicts Committee of the board of directors has retained the law firm of Richards, Layton & Finger, P.A. as its legal advisor and has retained the services of Tudor, Pickering, Holt & Co., an energy investment banking firm, as its financial advisor to evaluate the proposal by Apollo Management. The Conflicts Committee of the board of directors has not made any decision with respect to the proposal. There can be no assurance that any definitive offer will be made, any agreement will be executed, or that any transaction will be approved or consummated.

On April 23, 2009, Legacy’s board of directors approved a distribution of $0.52 per unit payable on May 14, 2009 to unitholders of record on May 3, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Information

This document contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

      •   the amount of oil and natural gas we produce;

  •   the level of capital expenditures;

      •   the price at which we are able to sell our oil and natural gas production;

      •   our ability to acquire additional oil and natural gas properties at economically attractive prices;

      •   our drilling locations and our ability to continue our development activities at economically attractive costs;

      •   the level of our lease operating expenses, general and administrative costs and finding and development costs, including payments to our general partner:

      •   our future operating results; and

      •   our business strategy, plans, objectives, expectations and intentions.

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

The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and our expectations may not be realized or the forward-looking events and circumstances may not occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Legacy’s Annual Report on Form 10-K for the year ended December 31, 2008 and this Quarterly Report on Form 10-Q in Item 1A under “Risk Factors.” The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

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

Outlook:  The current global economic environment has reduced the demand for oil and natural gas and resulted in a significant decrease of commodity prices. In addition, financial and credit markets have deteriorated, virtually shutting down access to public financial markets and significantly reducing the availability of credit. We cannot predict future commodity prices nor when or whether credit conditions will ease and financial markets will become available again. Based on the sustained decrease in commodity prices which began in the third and fourth quarters of 2008, we are experiencing a challenging 2009. A sustained period of reduced commodity prices will have an adverse effect on our operating income and cash flow in future periods resulting in decreased revenues and higher depletion rates, and as a result, will adversely impact our ability to pay cash distributions at current levels.

We face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from a given well or formation decreases. We attempt to overcome this natural decline by utilizing multiple types of recovery techniques such as secondary (waterflood) and tertiary (CO2) recovery methods to repressure the reservoir and recover additional oil, drilling to find additional reserves, re-stimulating existing wells and acquiring more reserves than we produce. Our future growth will depend on our ability to continue to add reserves in excess of production. We will maintain our focus on adding reserves through acquisitions and exploitation projects. Our ability to add reserves through acquisitions and exploitation projects is dependent upon many factors including our ability to raise capital and obtain regulatory approvals.

Our revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. As set forth under “Cash Flow from Operations” below, we have entered into derivative transactions covering a significant portion of our expected production, which allows us to mitigate, but not eliminate, oil and natural gas price risk. We continuously conduct financial sensitivity analyses to assess the effect of changes in pricing and production. These analyses allow us to determine how changes in oil and natural gas prices will affect our ability to execute our capital investment programs and to meet future financial obligations. Further, the financial analyses allow us to monitor any impact such changes in oil and natural gas prices may have on the value of our proved reserves and their impact, if any, on any redetermination of our borrowing base under our revolving credit facility.

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

Such costs include, but are not limited to, the cost of electricity to lift produced fluids, chemicals to treat wells, field personnel to monitor the wells, well repair expenses to restore production, well workover expenses intended to increase production, and ad valorem taxes. We incur and separately report severance taxes paid to the states in which our properties are located. These taxes are reported as production taxes and are a percentage of oil and natural gas revenue. Ad valorem taxes are a percentage of property valuation and are reported with production costs. Gathering and transportation costs are generally borne by the purchasers of our oil and natural gas as the price paid for our products reflects these costs.

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per unit data)
Revenues:
Oil sales	$16,465	$36,049
Natural gas liquid sales	2,069	3,502
Natural gas sales	4,525	9,236
Total revenue	$23,059	$48,787

Expenses:
Oil and natural gas production	$10,537	$8,996
Ad valorem taxes	$1,465	$532
Total oil and natural gas production	$12,002	$9,528
Production and other taxes	$1,353	$2,469
General and administrative	$3,368	$3,018
Depletion, depreciation, amortization and accretion	$16,621	$9,617

Realized swap settlements
Realized gain (loss) on oil swaps	$14,912	$(6,578)
Realized gain (loss) on natural gas liquid swaps	$470	$(721)
Realized gain on natural gas swaps	$3,597	$532

Production:
Oil - barrels	460	379
Natural gas liquids - gallons	3,388	2,721
Natural gas - Mcf	1,249	1,058
Total (MBoe)	749	620
Average daily production (Boe/d)	8,322	6,813

Average sales price per unit (excluding swaps):
Oil price per barrel	$35.79	$95.12
Natural gas liquid price per gallon	$0.61	$1.29
Natural gas price per Mcf	$3.62	$8.73
Combined (per Boe)	$30.79	$78.69

Average sales price per unit (including realized swap gains/losses):
Oil price per barrel	$68.21	$77.76
Natural gas liquid price per gallon	$0.75	$1.02
Natural gas price per Mcf	$6.50	$9.23
Combined (per Boe)	$56.13	$67.77

NYMEX oil index prices per barrel:
Beginning of Period	$44.60	$95.98
End of Period	$49.66	$101.58

NYMEX gas index prices per Mcf:
Beginning of Period	$5.62	$7.48
End of Period	$3.78	$10.10

Average unit costs per Boe:
Oil and natural gas production	$14.07	$14.51
Ad valorem taxes	$1.96	$0.86
Production and other taxes	$1.81	$3.98
General and administrative	$4.50	$4.87
Depletion, depreciation, amortization and accretion	$22.19	$15.51

Results of Operations

Three-Month Period Ended March 31, 2009 Compared to Three-Month Period Ended March 31, 2008

Legacy’s revenues from the sale of oil were $16.5 million and $36.0 million for the three-month periods ended March 31, 2009 and 2008, respectively. Legacy’s revenues from the sale of NGLs were $2.1 million and $3.5 for the three-month periods ended March 31, 2009 and 2008, respectively. Legacy’s revenues from the sale of natural gas were $4.5 million and $9.2 million for the three-month periods ended March 31, 2009 and 2008, respectively. The $19.5 million decrease in oil revenues reflects the decrease in average realized price of $59.33 per Bbl (62%). In addition to the decrease in NYMEX WTI oil prices, our realized oil revenues were impacted by widening price differentials to NYMEX WTI. Our realized differentials during the three-month period ended March 31, 2009 were $7.42 per barrel less than NYMEX WTI compared to $2.87 less than NYMEX WTI during the three-month period ended March 31, 2008. These price declines were partially offset by an increase in oil production of 81 MBbls (21%) due primarily to Legacy’s purchase of the oil and natural gas properties in the COP III and Pantwist Acquisitions. The $1.4 million decrease in proceeds from NGL sales reflects the decrease in realized NGL price of $0.68 per gallon (53%) partially offset by an increase in NGL production of approximately 667,000 gallons (25%) due primarily to Legacy’s purchase of oil and natural gas properties in the COP III and Pantwist Acquisitions. The $4.7 million decrease in natural gas revenues reflects the decrease in average realized price per Mcf of $5.11 per Mcf (59%) partially offset by an increase in natural gas production of approximately 191 MMcf (18%) due primarily to Legacy’s purchase of oil and natural gas properties acquired in the COP III and Pantwist Acquisitions.

For the three-month period ended March 31, 2009, Legacy recorded $19.5 million of net gains on oil, NGL and natural gas swaps comprised of realized gains of $19.0 million from net cash settlements of oil, NGL and natural gas swap contracts and net unrealized gains of $0.5 million. Legacy had unrealized net losses from oil swaps because the price of oil increased during the three-month period ended March 31, 2009. As a point of reference, the NYMEX price for light sweet crude oil for the near-month close increased from $44.60 per Bbl at December 31, 2008 to $49.66 per Bbl at March 31, 2009, a price which is less than the average contract prices of Legacy’s outstanding oil swap contracts, but greater than the price at December 31, 2008, resulting in a reduction of unrealized net gain attributable to Legacy’s outstanding oil swap contracts. Due to the increase in oil prices during the quarter, the differential between Legacy’s fixed price oil swaps and NYMEX decreased, resulting in losses for the quarter. Legacy had unrealized net losses from NGL swaps because NGL prices increased during the three-month period ended March 31, 2009. Legacy had unrealized net gains from natural gas swaps because the NYMEX natural gas prices declined during the three-month period ended March 31, 2009. As a point of reference, the NYMEX price for natural gas for the near-month close decreased from $5.62 per MMBtu at December 31, 2008 to $3.78 per MMBtu at March 31, 2009, a price which is less than the average contract prices of Legacy’s outstanding natural gas swap contracts, but less than the price at December 31, 2008, resulting in an increase of unrealized net gain attributable to Legacy’s outstanding natural gas swap contracts. For the three-month period ended March 31, 2008, Legacy recorded $40.8 million of net losses on oil, NGL and natural gas swaps comprised of realized losses of $6.8 million from net cash settlements of oil, NGL and natural gas swap contracts and a net unrealized loss of $25.3 million on oil swap contracts, due to the increase in oil prices during the quarter which increased the differential between the NYMEX oil index price and our fixed price oil swaps, a net unrealized loss of $0.01 million on NGL swap contracts and a net unrealized loss of $8.7 million on natural gas swap contracts, due to the increase in natural gas prices during the period. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $10.5 million ($14.07 per Boe) for the three-month period ended March 31, 2009, from $9.0 million ($14.51 per Boe) for the three-month period ended March 31, 2008. Production expenses increased primarily because of $1.7 million of production expenses related to the COP III and Pantwist Acquisitions. Legacy’s ad valorem taxes increased to $1.5 million ($1.96 per Boe) for the three-month period ended March 31, 2009, from $0.5 million ($0.86 per Boe) for the three-month period ended March 31, 2008 primarily because of increased well counts and periods of ownership from 2008 acquisition activity.

Legacy’s production and other taxes were $1.4 million and $2.5 million for the three-month periods ended March 31, 2009 and 2008, respectively. Production and other taxes decreased primarily because of the decrease in realized prices. As production and other taxes are a function of price and volume, the decrease is consistent with the decrease in realized prices.

Legacy’s general and administrative expenses were $3.4 million and $3.0 million for the three-month periods ended March 31, 2009 and 2008, respectively. General and administrative expenses increased approximately $0.4 million between the three-month periods ended March 31, 2009 and 2008 primarily due to increases in payroll related to an increased headcount due to growth in our asset base.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $16.6 million and $9.6 million for the three-month periods ended March 31, 2009 and 2008, respectively. DD&A increased partially because of $2.1 million of DD&A related to the COP III and Pantwist Acquisitions. In addition, the increase in DD&A expense per Boe, from $15.51 to $22.19 for the three-month periods ended March 31, 2008 and 2009, respectively, reflects the decreased commodity prices combined with the higher cost basis of the producing oil and natural gas properties acquired in recent acquisitions.

Impairment expense was $1.1 million and $0.1 million for the three-month periods ended March 31, 2009 and 2008, respectively. In the period ended March 31, 2009, Legacy recognized impairment expense in five separate producing fields, due primarily to lower natural gas prices, rising production costs and, in the case of one field, performance. The impairment expense for the period ended March 31, 2008, involved one producing field due primarily to costs incurred in the period during which the estimated production revenues did not exceed the costs.

Legacy recorded interest expense of $4.3 million and $4.2 million for the three-month periods ended March 31, 2009 and 2008, respectively, reflecting higher average borrowings in the period ended March 31, 2009 partially offset by lower average interest rates.

Capital Resources and Liquidity

Legacy’s primary sources of capital and liquidity have been bank borrowings, cash flow from operations, its private offering in March 2006, the IPO in January 2007 and its private offering in November 2007. To date, Legacy’s primary use of capital has been for acquisitions, repayment of bank borrowings and development of oil and natural gas properties.

We continually monitor the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in maintaining and growing reserves and production will be highly dependent on capital resources available to us and our success in acquiring and developing additional reserves. If we were to make significant additional acquisitions for cash, we would need to borrow additional amounts under our credit facility, if available, or obtain additional debt or equity financing. While we actively review acquisition opportunities on an ongoing basis, current overall economic conditions and the lack of debt and equity financing at economically attractive terms severely limit our ability to execute any significant acquisition transactions. Further, our credit facility imposes certain restrictions on our ability to obtain additional debt financing. Based upon current oil and natural gas price expectations for the year ending December 31, 2009, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our credit facility will provide us sufficient working capital to meet our currently planned capital expenditures and future cash distributions at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt, and any other factors the board of directors of our general partner may consider.

To reduce debt, the board of directors of our general partner on April 23, 2009 approved a reduction in our 2009 capital expenditure budget to $10.7 million from the $20 million budget approved in February 2009. Also on April 23, 2009, the board of directors approved a cash distribution of $0.52 per unit with respect to the first quarter of 2009, or $16.16 million in the aggregate. With respect to any future distributions, we continue to review our distribution policy to maintain liquidity given the volatile commodity price and capital markets environment. In each of the last three quarters, we distributed more cash than we generated. This is not a sustainable scenario; thus, a reduction in distribution levels will likely be necessary in the coming quarters unless a significant improvement in oil and natural gas prices occurs.

Further, given the semi-annual borrowing base redeterminations and potentially lower bank price forecasts, which are determined by our lenders based on their commodity price expectations, a reduction in our borrowing base may occur at the time of the scheduled redetermination in October 2009 or earlier, at the request of the lenders. Should our borrowing base be decreased below the amount of debt then outstanding, which as of May 7, 2009 was $300 million, we would be required to pay down our debt to a level below the newly reduced borrowing base. As noted above, we have already reduced our capital expenditure budget for fiscal year 2009 to $10.7 million and thus would need to reduce our future distributions to prospectively lower our debt balance. Please read “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

Legacy’s net cash provided by (used in) operating activities was $(10.7) million and $29.3 million for the three-month periods ended March 31, 2009 and 2008, respectively, with the 2009 period being unfavorably impacted by lower commodity prices.

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

Investing Activities

Legacy’s cash capital expenditures were $5.1 million for the three-month period ended March 31, 2009. The total includes $4.8 million of development projects and $0.3 million in purchase price adjustments on previous acquisitions. Legacy’s cash capital expenditures were $32.6 million for the three-month period ended March 31, 2008. The total includes $29.6 million for the acquisition of oil and natural gas properties in small acquisitions and $3.0 million of development projects.

We currently anticipate that our capital expenditure budget, which predominantly consists of drilling, recompletion and re-fracture stimulation projects will be $10.7 million for the year ending December 31, 2009. Our remaining borrowing capacity under our revolving credit facility is $40.0 million as of May 7, 2009. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner. Based upon current oil and natural gas price expectations for the year ending December 31, 2009, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our planned capital expenditures of $10.7 million. Future cash distributions will be at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt and any other factors the board of directors of our general partner may consider. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil, NGL and natural gas derivatives to reduce the impact of oil, NGL and natural gas price volatility on our operations. Currently, we use swaps and collars to offset price volatility on NYMEX oil, NGL and natural gas prices, which do not include the additional net discount that we typically experience in the Permian Basin. At March 31, 2009, we had in place oil, NGL and natural gas swaps covering significant portions of our estimated 2008 through 2013 oil, NGL and natural gas production. As of May 7, 2009, we have swap contracts covering approximately 74.9% of our remaining expected oil, natural gas liquid and natural gas production for 2009. As of May 7, 2009, we also have swap and collar contracts covering approximately 54.0% of our currently expected oil and natural gas production for 2010 through 2013 from existing estimated total proved reserves.

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

The following tables summarize, for the periods indicated, our oil and natural gas swaps currently in place as of May 7, 2009, through December 31, 2013. We use swaps and collars as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are settled based upon the monthly average closing price of the front-month NYMEX WTI oil contract price of oil at Cushing, Oklahoma, and NYMEX Henry Hub, West Texas Waha and ANR-Oklahoma prices of natural gas on the average of the three final trading days of the month and settlement occurs on the fifth day of the production month.

		Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
April - December 2009	1,117,920	$ 82.82	$61.05 - $140.00
2010	1,397,973	$ 82.37	$60.15 - $140.00
2011	1,155,712	$ 88.07	$67.33 - $140.00
2012	969,812	$ 81.28	$67.72 - $109.20
2013	240,000	$ 82.00	$82.00

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
April - December 2009	2,379,340	$ 7.94	$6.85 - $9.29
2010	2,840,859	$ 7.87	$6.85 - $9.73
2011	2,127,316	$ 8.01	$6.85 - $8.70
2012	1,579,736	$ 8.02	$6.85 - $8.70

    In July 2006, we entered into natural gas basis swaps to receive floating NYMEX natural gas prices less a fixed basis differential and pay prices based on the floating Waha index, a natural gas hub in West Texas. The prices that we receive for our natural gas sales follow Waha more closely than NYMEX. The basis swaps thereby provide a better match between our natural gas sales and the settlement payments on our natural gas swaps. The following table summarizes, for the periods indicated, our NYMEX-Waha basis swaps currently in place as of May 7, 2009, through December 31, 2010:

	Annual	Basis Differential
Calendar Year	Volumes (MMBtu)	per MMBtu
April - December 2009	990,000	($0.68)
2010	1,200,000	($0.57)

In December of 2008, we entered into basis swaps to receive floating NYMEX Henry Hub natural gas prices less a fixed basis differential and pay prices based on the floating ANR-Oklahoma index, a natural gas hub in Oklahoma. The prices that we receive for our Texas Panhandle and Oklahoma gas sales follow ANR-Oklahoma more closely than NYMEX. The following table summarizes, for the periods indicated, our NYMEX-ANR-Oklahoma basis swaps in place as of May 7, 2009 through December 31, 2010:

	Annual	Basis Differential
Calendar Year	Volumes (MMBtu)	per MMBtu
April - December 2009	360,000	($1.09)
2010	480,000	($0.87)

On March 30, 2007, we entered into natural gas liquids swaps to hedge the impact of volatility in the spot prices of natural gas liquids. On September 7, 2007, we entered into additional natural gas liquids swaps. These swaps hedge the spot prices for ethane, propane, iso-butane, normal butane and natural gasoline tracked on the Mont Belvieu, Non-Tet OPIS exchange. The following table summarizes, for the periods indicated, our Mont Belvieu, Non-Tet OPIS natural gas liquids swaps currently in place as of May 7, 2009, through December 31, 2009.

		Average	Price
Calendar Year	Volumes (Gal)	Price per Gal	Range per Gal
April - December 2009	1,699,110	$ 1.15	$1.15

On June 24, 2008, Legacy entered into a NYMEX West Texas Intermediate crude oil derivative collar contract that combines a put option or “floor” with a call option or “ceiling.” The following table summarizes the oil collar contract currently in place as of May 7, 2009, through December 31, 2012.

		Average	Average
Calendar Year	Volumes (Bbls)	Floor	Ceiling
April - December 2009	56,800	$ 120.00	$ 156.30
2010	71,800	$ 120.00	$ 156.30
2011	68,300	$ 120.00	$ 156.30
2012	65,100	$ 120.00	$ 156.30

Financing Activities

Our Revolving Credit Facility

On March 27, 2009, we entered into a new three-year $600 million secured revolving credit facility and retained BNP Paribas as administrative agent to replace our previous four-year, $300 million revolving credit facility with BNP Paribas as administrative agent. Our obligations under the new credit facility are secured by mortgages on 80% of our oil and natural gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base, currently at $340 million. The borrowing base is subject to semi-annual redeterminations on April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. We also have the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders and any decrease in the borrowing base must be approved by the lenders holding 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral.

We may elect that borrowings be comprised entirely of alternate base rate (ABR) loans or Eurodollar loans. Interest on the loans is determined as follows:

•
with respect to ABR loans, the alternate base rate equals the highest of the prime rate, the Federal funds effective rate plus 0.50%, the one-month London interbank rate (“LIBOR”) plus 1.50% or the reference bank cost of funds rate, plus an applicable margin ranging from and including 0.75% and 1.50% per annum, determined by the percentage of the borrowing base then in effect that is drawn, or

•
with respect to any Eurodollar loans, one-, two-, three- or six-month LIBOR plus an applicable margin ranging from and including 2.25% and 3.0% per annum, determined by the percentage of the borrowing base then in effect that is drawn.

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

 Our credit facility also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
consolidated net income (loss) plus interest expense, income taxes, depreciation, depletion, amortization and other similar charges excluding unrealized gains and losses under SFAS 133, minus all non-cash income added to consolidated net income, and giving pro forma effect to any acquisitions or capital expenditures (“EBITDA”), to interest expense of not less than 2.5 to 1.0;

•	total debt to EBITDA of not more than 3.75 to 1.0; and

•
consolidated current assets, including the unused amount of the total commitments, to consolidated current liabilities of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under SFAS 133, which includes the current portion of oil, natural gas and interest rate swaps.

If an event of default exists under our revolving credit facility, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies. Each of the following would be an event of default:

•	failure to pay any principal when due or any reimbursement amount, interest, fees or other amount within certain grace periods;

•	a representation or warranty is proven to be incorrect when made;

•	failure to perform or otherwise comply with the covenants or conditions contained in the credit agreement or other loan documents, subject, in certain instances, to certain grace periods;

•	default by us on the payment of any other indebtedness in excess of $1.0 million, or any event occurs that permits or causes the acceleration of the indebtedness;

•	bankruptcy or insolvency events involving us or any of our subsidiaries;

•	the loan documents cease to be in full force and effect;

•	our failing to create a valid lien, except in limited circumstances;

•
a change of control, which will occur upon (i) the acquisition by any person or group of persons of beneficial ownership of more than 35% of the aggregate ordinary voting power of our equity securities, (ii) the first day on which a majority of the members of the board of directors of our general partner are not continuing directors (which is generally defined to mean members of our board of directors as of March 27, 2009 and persons who are nominated for election or elected to our general partner’s board of directors with the approval of a majority of the continuing directors who were members of such board of directors at the time of such nomination or election), (iii) the direct or indirect sale, transfer or other disposition in one or a series of related transactions of all or substantially all of the properties or assets (including equity interests of subsidiaries) of us and our subsidiaries to any person, (iv) the adoption of a plan related to our liquidation or dissolution or (v) Legacy Reserves GP, LLC ceasing to be our sole general partner;

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

As of March 31, 2009, Legacy was in compliance with all financial and other covenants of the credit facility.

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

Please read Note 1 of the Notes to the Condensed Consolidated Financial Statements here and in our annual report on Form 10-K for the period ended December 31, 2008 for a detailed discussion of all significant accounting policies that we employ and related estimates made by management.

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

Effect if Different Assumptions Used:  Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the three-month period ended March 31, 2009 by approximately 10%.

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

Nature of Critical Estimate Item:  Derivative Instruments and Hedging Activities — We periodically use derivative financial instruments to achieve a more predictable cash flow from our oil, NGL and natural gas production and interest expense by reducing our exposure to price fluctuations and interest rate changes. Currently, these transactions are swaps and collars whereby we exchange our floating price for our oil, NGL and natural gas for a fixed price and floating interest rates for a fixed rate with qualified and creditworthy counterparties (currently BNP Paribas, Bank of America, KeyBank Wachovia, Royal Bank of Canada and The Bank of Nova Scotia). Our existing oil, NGL, natural gas and interest rate swaps and oil collars are with members of our lending group which enables us to avoid margin calls for out-of-the money mark-to-market positions.

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

Consolidation of Variable Interest Entity

FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”) — Consolidation of Variable Interest Entities, addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. Through March 15, 2006, MBN Properties LP was a variable interest entity since MBN Properties LP required additional subordinated financial support to commence its activities. Legacy consolidated MBN Properties LP as a variable interest entity under FASB FIN 46R because it was the primary beneficiary of MBN Properties LP under the expected losses test of paragraph 14 of FIN 46R. While MBN Management, LLC is a variable interest entity, through March 15, 2006 it was accounted for by Legacy utilizing the equity method since no entity was the primary beneficiary. As we have acquired all of MBN Properties LP’s properties in the formation transactions on March 15, 2006, after that date there are no remaining non-controlling interests related to MBN Properties LP. On April 16, 2007, as a part of the Binger Acquisition, Legacy acquired a 50% non-controlling interest in Binger Operations, LLC (“BOL”). While BOL is a variable interest entity, it was accounted for by Legacy utilizing the equity method since no entity was the primary beneficiary.

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

In December 2007, the FASB issued SFAS 160. SFAS 160 requires that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which will be the Partnership’s fiscal year 2009. Based upon the March 31, 2009 balance sheet, the statement has had no impact.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 deferred the effective date of Statement of Financial Accounting Standards No. 157 (“SFAS 157”) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. Legacy adopted FSP FAS 157-2 effective January 1, 2009 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows. See Note 6 for other disclosures required by SFAS 157 and FSP FAS 157-2.

In March, 2008, the FASB issued SFAS 161. SFAS 161 amends and expands the disclosure requirements of SFAS 133. SFAS 161 requires disclosures related to objectives and strategies for using derivatives; the fair-value amounts of, and gains and losses on, derivative instruments; and credit-risk-related contingent features in derivative agreements. This statement is effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008, which will be the Partnership’s fiscal year 2009. The effect on the Partnership’s disclosures for derivative instruments as a result of the adoption of SFAS 161 in 2009 was not significant since the Partnership does not account for any of its derivatives as cash flow hedges.

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

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the net income allocation in computing basic net income per share under the two class method prescribed under SFAS 128. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and, to the extent applicable, must be applied retrospectively by adjusting all prior-period net income per share data to conform to the provisions of the standard. The adoption of FSP 03-6-1 is not expected to have a material effect on our net income per unit calculations.

In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations. The new disclosure requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. Legacy is currently assessing the impact that adoption of this rule will have on its financial disclosures which will vary depending on changes in commodity prices.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends and clarifies SFAS No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Partnership has not made any acquisitions during the first quarter of 2009.

In April 2009, the FASB issued three FSP’s to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of these FSP’s for the period ending March 31, 2009. The adoption of these FSP’s did not have a material impact on our financial position or results of operations.

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

We periodically enter into, and anticipate entering into, derivative transactions in the future with respect to a portion of our projected oil, NGL and natural gas production through various transactions that mitigate the risk of the future prices received. These transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into put options, whereby we pay a premium in exchange for the right to receive a fixed price at a future date. At the settlement date we receive the excess, if any, of the fixed floor over the floating rate. These derivative transactions are intended to support oil, NGL and natural gas prices at targeted levels and to manage our exposure to oil, NGL and natural gas price fluctuations. We do not hold or issue derivative instruments for speculative trading purposes.

As of March 31, 2009, the fair market value of Legacy’s commodity derivative positions was a net asset of $135.4 million based on NYMEX near month prices of $49.66 per Bbl and $3.78 per MMBtu for oil and natural gas, respectively. As of December 31, 2008, the fair market value of Legacy’s commodity derivative positions was a net asset of $134.9 million based on NYMEX near month prices of $44.60 per Bbl and $5.62 per MMBtu for oil and natural gas, respectively. Due to our asset position on commodity derivatives we routinely monitor the credit default risk of our counterparties via risk monitoring services. For more discussion about our derivative transactions and to see a table listing the oil, NGL, and natural gas swaps for 2009 through December 31, 2013, please read “— Investing Activities.”

Interest Rate Risks

At March 31, 2009, Legacy had debt outstanding of $300 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for the three-month period ended March 31, 2009 was 3.69%. A 1% increase in LIBOR on Legacy’s outstanding debt as of March 31, 2009 would result in an estimated $0.36 million increase in annual interest expense as Legacy has entered into interest rate swaps to mitigate the volatility of interest rates through December of 2013 on $264 million of floating rate debt to a weighted-average fixed rate of 3.05%.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

Our general partner’s chief executive officer and chief financial officer do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

Legacy expects to incur substantial costs in connection with the proposal from Apollo Management VII, LP ("Apollo Management") to acquire all of the outstanding units of Legacy whether or not the proposed transaction is completed.

Legacy already has incurred substantial costs in connection with the proposed transaction with Apollo Management, such as fees of professionals, including fees payable to the independent legal and financial advisors of the conflicts committee of the board of directors, as well as a significant diversion of management resources, and anticipates incurring substantial additional costs and fees in connection with the continuing evaluation of the proposed transaction.

In addition, if the proposed transaction or any other transaction is not completed, Legacy may experience negative reactions from the financial markets, its lenders, customers and employees, which reactions may significantly adversely impact Legacy’s business, liquidity, financial condition and results of operations. In particular, if no transaction is completed, the trading price of Legacy’s units may significantly decline, as a result of various factors, including the market’s perception as to why a transaction was not completed.

The disruptions in the financial markets, the substantial restrictions and financial covenants of our revolving credit facility and any negative redetermination of our borrowing base by our lenders could adversely affect our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

We depend on our revolving credit facility for future capital needs. Our revolving credit facility, which matures on April 1, 2012, limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion. The current borrowing base is set at $340 million. As of May 7, 2009, we had $40 million available for borrowing under our revolving credit facility. Due to current commodity price expectations and very limited credit supply, lenders under our revolving credit facility are expected to decrease our borrowing base at the next redetermination scheduled for October 1, 2009. If the lenders were to decrease the borrowing base to a level below our then outstanding borrowings, which are currently at $300 million, the amount exceeding the revised borrowing base would become immediately due and payable. In addition, our lenders may not honor their pro rata share of existing or future total commitments, which may significantly reduce our available borrowing capacity and, as a result, materially adversely affect our financial condition and ability to pay distributions to our unitholders.

Our existing revolving credit facility restricts, among other things, our ability to incur debt and pay distributions, and requires us to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, such as the recent disruptions in the financial markets. Our failure to comply with any of the restrictions and covenants under our revolving credit facility could result in a default under our revolving credit facility. A default under our revolving credit facility could cause all of our existing indebtedness to be immediately due and payable.

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

Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Financing Activities.”

In addition to the other information set forth in this report, you should carefully consider the factors discussed under, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
3.5
Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.4)

4.1
Registration Rights Agreement dated June 29, 2006 between Henry Holding LP and Legacy Reserves LP and Legacy Reserves GP, LLC (the “Henry Registration Rights Agreement”) (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 4.2)

4.2
Registration Rights Agreement dated March 15, 2006 by and among Legacy Reserves LP, Legacy Reserves GP, LLC and the other parties thereto (the “Founders Registration Rights Agreement”) (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 4.3)

4.3
Registration Rights Agreement dated April 16, 2007 by and among Nielson & Associates, Inc., Legacy Reserves GP, LLC and Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s Quarterly Report on Form 10-Q (File No. 001-33249) filed May 14, 2007, Exhibit 4.4)

10.1
Amended and Restated Credit Agreement dated as of March 27, 2009 among Legacy Reserves LP, BNP Paribas, as administrative agent, Wachovia Bank, N.A., as syndication agent, Compass Bank, as documentation agent, and the Lenders party thereto (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K (File No. 001-33249) filed April 1, 2009, Exhibit 10.1)

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

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

May 8, 2009	By:	/s/ Steven H. Pruett
Steven H. Pruett
President, Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)