Form 10-Q
period 2009-06-30
LEGACY RESERVES LP
filed 2009-08-07
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

31,074,339 units representing limited partner interests in the registrant were outstanding as of August 6, 2009.

TABLE OF CONTENTS
Page

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30,	December 31,
	2009	2008
	(In thousands)
Current assets:
Cash and cash equivalents	$7,400	$2,500
Accounts receivable, net:
Oil and natural gas	14,520	12,198
Joint interest owners	4,405	7,265
Other (Note 4)	57	60
Fair value of derivatives (Notes 6 and 7)	27,698	54,820
Prepaid expenses and other current assets	3,434	4,094
Total current assets	57,514	80,937

Oil and natural gas properties, at cost:
Proved oil and natural gas properties, at cost, using the
successful efforts method of accounting:	828,841	821,786
Unproved properties	78	78
Accumulated depletion, depreciation and amortization	(238,035)	(208,832)
	590,884	613,032

Other property and equipment, net of accumulated depreciaton and
amortization of $1,098 and $765, respectively	1,647	1,851
Operating rights, net of amortization of $1,704 and $1,429, respectively	5,313	5,588
Fair value of derivatives (Notes 6 and 7)	39,319	80,085
Other assets, net of amortization of $1,849 and $1,139, respectively	5,379	1,558
Investment in equity method investee	14	21
Total assets	$700,070	$783,072

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND UNITHOLDERS' EQUITY

	June 30,	December 31,
	2009	2008
	(In thousands)
Current liabilities:
Accounts payable	$2,159	$5,950
Accrued oil and natural gas liabilities	12,087	17,200
Fair value of derivatives (Notes 6 and 7)	7,037	1,691
Asset retirement obligation (Note 8)	4,162	25,889
Other (Note 9)	2,891	6,276
Total current liabilities	28,336	57,006

Long-term debt (Note 2)	295,000	282,000
Asset retirement obligation (Note 8)	76,300	54,535
Fair value of derivatives (Notes 6 and 7)	5,422	8,768
Other long-term liabilites	117	130
Total liabilities	405,175	402,439

Commitments and contingencies (Note 5)
Unitholders' equity:
Limited partners' equity - 31,069,339 and 31,049,299 units issued
and outstanding at June 30, 2009 and December 31 2008, respectively	294,822	380,509
General partner's equity (approximately 0.1%)	73	124
Total unitholders' equity	294,895	380,633
Total liabilities and unitholders' equity	$700,070	$783,072

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per unit data)
Revenues:
Oil sales	$24,604	$48,439	$41,069	$84,488
Natural gas liquids sales (NGL)	2,478	4,781	4,547	8,283
Natural gas sales	4,773	13,389	9,298	22,625
Total revenues	31,855	66,609	54,914	115,396

Expenses:
Oil and natural gas production	11,468	13,515	23,471	23,042
Production and other taxes	1,887	4,089	3,240	6,558
General and administrative	3,900	3,696	7,268	6,714
Depletion, depreciation, amortization and accretion	13,549	10,523	30,170	20,140
Impairment of long-lived assets	452	4	1,608	108
Loss on disposal of assets	31	26	239	75
Total expenses	31,287	31,853	65,996	56,637

Operating income (loss)	568	34,756	(11,082)	58,759

Other income (expense):
Interest income	5	15	6	71
Interest expense (Notes 2, 6 and 7)	1,761	1,212	(2,498)	(2,966)
Equity in income (loss) of partnerships	-	45	(3)	87
Realized and unrealized loss on oil, NGL
and natural gas swaps and oil collar (Notes 6 and 7)	(59,172)	(216,468)	(39,666)	(257,260)
Other	6	(3)	10	(19)
Loss before income taxes	(56,832)	(180,443)	(53,233)	(201,328)

Income taxes	(160)	(297)	(270)	(507)
Loss from continuing operations	(56,992)	(180,740)	(53,503)	(201,835)
Gain on sale of discontinued operation (Note 3)	-	4,954	-	4,954
Net loss	$(56,992)	$(175,786)	$(53,503)	$(196,881)

Loss from continuing operations per unit - basic and diluted	$(1.83)	$(5.90)	$(1.72)	$(6.70)

Gain on discontinued operation per unit - basic and diluted	$-	$0.16	$-	$0.16

Loss per unit - basic and diluted	$(1.83)	$(5.74)	$(1.72)	$(6.53)

Weighted average number of units used in computing
net loss per unit - basic and diluted	31,069	30,608	31,061	30,141

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF UNITHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

				Total
	Number of	Limited	General	Unitholders'
	Limited Partner Units	Partner	Partner	Equity
	(In thousands)

Balance, December 31, 2008	31,049	$380,509	$124	$380,633

Compensation expense on restricted unit awards issued to employees	-	82	-	82
Vesting of restricted units	20	-	-	-
Distributions to unitholders, $0.52 per unit	-	(32,298)	(19)	(32,317)
Net loss	-	(53,471)	(32)	(53,503)
Balance, June 30, 2009	31,069	$294,822	$73	$294,895

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(53,503)	$(196,881)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	30,170	20,140
Amortization of debt issuance costs	710	222
Impairment of long-lived assets	1,608	108
Loss on derivatives	34,255	255,843
Equity in (income) loss of partnership	3	(87)
Unit-based compensation	313	1,393
(Gain) loss on disposal of assets	239	(4,879)
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(2,322)	(11,599)
(Increase) decrease in accounts receivable, joint interest owners	2,860	(597)
(Increase) decrease in accounts receivable, other	3	(29)
(Increase) decrease in other current assets	660	(3,036)
Decrease in accounts payable	(3,791)	(1,016)
Increase (decrease) in accrued oil and natural gas liabilities	(5,113)	7,470
Increase (decrease) in other liabilities	(5,222)	349
Total adjustments	54,373	264,282
Net cash provided by operating activities	870	67,401
Cash flows from investing activities:
Investment in oil and natural gas properties	(7,661)	(113,600)
Proceeds from sale of assets	51	-
Investment in other equipment	(130)	(1,274)
Net cash settlements on oil and natural gas swaps	35,634	(21,908)
Investment in (distribution from) equity method investee	(4)	87
Net cash provided by (used in) investing activities	27,890	(136,695)
Cash flows from financing activities:
Proceeds from long-term debt	24,000	134,000
Payments of long-term debt	(11,000)	(38,000)
Payments of debt issuance costs	(4,543)	(475)
Costs from issuance of units, net	-	(6)
Distributions to unitholders	(32,317)	(28,592)
Net cash provided by (used in) financing activities	(23,860)	66,927
Net increase (decrease) in cash and cash equivalents	4,900	(2,367)
Cash and cash equivalents, beginning of period	2,500	9,604
Cash and cash equivalents, end of period	$7,400	$7,237

Non-Cash Investing and Financing Activities:

Asset retirement obligations associated with property acquisitions	$-	$6,770
Units issued in exchange for oil and natural gas properties	$-	$27,000

Non-cash excahnge of oil and gas properties:
Properties received in exchange	$-	$7,746
Properties delivered in exchange	$-	$(3,122)

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Legacy reviews events occurring after the balance sheet date which could affect the financial position and/or results of operations for the period. Legacy continues to review and evaluate events through the date on which the financial statements are issued, which, for the three- and six-month periods ending June 30, 2009, is August 6, 2009.

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements for and as of the three and six months ended June 30, 2009 and 2008.

(b)  Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be the Partnership’s fiscal year 2009. However, since Legacy did not consummate any business combinations during the six months ended June 30, 2009, the adoption did not affect its consolidated financial statements.

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

During May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with GAAP. This statement became effective on November 15, 2008. The adoption of SFAS 162 did not have a significant impact on Legacy’s financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the net income allocation in computing basic net income per share under the two class method prescribed under SFAS No. 128, Earnings per Share (“SFAS 128”). FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and, to the extent applicable, must be applied retrospectively by adjusting all prior-period net income per share data to conform to the provisions of the standard. The adoption of FSP 03-6-1 did not have a material effect on Legacy’s net income per unit calculations.

In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect the Partnership’s future depletion calculation. The new disclosure requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The Partnership is currently assessing the impact that adoption of this rule will have on its financial disclosures which will vary depending on changes in commodity prices.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends and clarifies SFAS 141 (R), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Partnership has not made any acquisitions during the six-month period ended June 30, 2009.

In April 2009, the FASB issued three FSP’s to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Legacy adopted the provisions of these FSP’s for the six-month period ended June 30, 2009. The adoption of these FSP’s did not have a material impact on Legacy’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist. This statement, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. Legacy adopted this statement for the six-month period ending June 30, 2009. The adoption of this statement did not have an impact on Legacy’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS 168”) which establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this Statement, all then-existing non-SEC accounting and reporting standards are superseded, except as noted within SFAS 168. Concurrently, all non-grandfathered, non-SEC accounting literature not included in the Codification is deemed non-authoritative with some exceptions as noted within the literature. Legacy does not anticipate that this pronouncement will have a material impact on our results of operations or financial position.

(2)  Credit Facility

In March of 2006, as an integral part of the formation of Legacy, Legacy entered into a credit agreement with a senior credit facility (the “Legacy Facility”) with oil and natural gas properties pledged as collateral for borrowings. The initial terms of the Legacy Facility permitted borrowings in the lesser amount of (i) the borrowing base, or (ii) $300 million, increased to $500 million pursuant to the third amendment effective October 24, 2007. The initial borrowing base, set on March 16, 2006, was $130 million. The borrowing base, which was redetermined pursuant to the fourth amendment to the credit agreement, was increased to $272 million as of April 24, 2008 and further increased to $320 million coincident with the closing of the COP III Acquisition, which closed on April 30, 2008. On October 6, 2008, the borrowing base was increased to $383.76 million pursuant to the fifth amendment and further increased to $410 million with the addition of two additional banks to the credit facility. Under the Legacy Facility, as amended, interest on debt outstanding was charged based on Legacy’s selection of a LIBOR rate plus 1.50% to 2.125%, or the alternate base rate (“ABR”) which equaled the higher of the prime rate or the Federal funds effective rate plus 0.50%, plus an applicable margin between 0% and 0.50%.

On March 27, 2009, Legacy entered into a new three-year secured revolving credit facility with BNP Paribas as administrative agent (the “New Credit Agreement”). Borrowings under the New Credit Agreement mature on April 1, 2012. The New Credit Agreement permits borrowings in the lesser amount of (i) the borrowing base, or (ii) $600 million. The borrowing base under the New Credit Agreement is $340 million as of June 30, 2009. The borrowing base is redetermined every six months and will be adjusted based upon changes in the fair market value of Legacy’s oil and natural gas assets. Under the New Credit Agreement, interest on debt outstanding is charged based on Legacy’s selection of a LIBOR rate plus 2.25% to 3.0%, or the alternate base rate (“ABR”) which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or LIBOR plus 1.50%, plus an applicable margin between 0.75% and 1.50%.

As of June 30, 2009, Legacy had outstanding borrowings of $295 million at a weighted-average interest rate of 3.31%. Legacy had approximately $44.7 million of availability remaining under the New Credit Agreement as of June 30, 2009. For the three- and six-month periods ended June 30, 2009, Legacy paid in cash $2.7 million and $7.7 million, respectively, of interest expense on the Legacy Facility and New Credit Agreement, which does not include the $4.3 million of upfront fees paid in cash related to the New Credit Agreement. These fees will be amortized over the life of the New Credit Agreement. The New Credit Agreement contains certain loan covenants requiring minimum financial ratio coverages, including the current ratio and EBITDA to interest expense. At June 30, 2009, Legacy was in compliance with all aspects of the New Credit Agreement.

Long-term debt consists of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(In thousands)
Legacy Facility- due April 2012	$295,000	$282,000

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

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the COP III and Pantwist Acquisitions had each occurred on January 1, 2008. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per unit data)
Revenues	$31,855	$71,922	$54,914	$128,142

Net loss	$(56,992)	$(173,576)	$(53,503)	$(192,331)

Loss per unit - basic and diluted:	$(1.83)	$(5.59)	$(1.72)	$(6.20)

Units used in computing loss per unit: basic and diluted	31,069	31,037	31,061	31,028

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

Legacy uses Lynch, Chappell and Alsup for legal services. Alan Brown, brother of Cary D. Brown, is a less than ten percent shareholder in this firm. Legacy paid legal fees to Lynch, Chappell and Alsup of $84,731 and $32,661 for the six months ended June 30, 2009 and 2008, respectively.

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

On September 24, 2008, Legacy entered into a participation agreement with Black Oak Resources, LLC committing up to $20 million over three years to jointly invest in and develop oil and natural gas properties. Legacy currently does not anticipate any short-term funding commitments.

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

Level 2:
Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that Legacy values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps and interest rate swaps.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009:

	Fair Value Measurements at June 30, 2009 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Total Carrying
	Identical Assets	Inputs	Inputs	Value as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2009
	(In thousands)
Oil, NGL and natural gas derivative swaps	$-	$35,706	$12,844	$48,550
Oil collars	-	-	11,055	11,055
Interest rate swaps	-	(5,047)	-	(5,047)
Total	$-	$30,659	$23,899	$54,558

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant
	Unobservable
	Inputs
	(Level 3)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Beginning balance	$32,078	$(7,849)	$28,985	$(4,502)
Total gains or (losses)	(4,349)	(16,860)	2,358	(20,952)
Settlements	(3,830)	1,578	(7,444)	2,323
Ending balance	$23,899	$(23,131)	$23,899	$(23,131)

Change in unrealized losses included in earnings relating to derivatives
still held as of June 30, 2009 and 2008	$(8,179)	$(15,282)	$(5,086)	$(18,629)

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

This deferred adoption of SFAS 157 did not have a material impact on Legacy’s consolidated financial statements or its disclosures with respect to the initial recognition of asset retirement obligations during the six-month period ended June 30, 2009. These estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, Legacy has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of Legacy’s asset retirement obligation is presented in Note 8, in accordance with SFAS No. 143.

New assets measured at fair value during the six-month period ended June 30, 2009 include:

	Fair Value Measurements at June 30, 2009 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Total Carrying
	Identical Assets	Inputs	Inputs	Value as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2009
	(In thousands)
Assets:
Proved oil and natural gas properties	$-	$-	$539	$539	(a)
Total	$-	$-	$539	$539

(a)
Legacy utilizes Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), to periodically review oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the six-month period ended June 30, 2009, Legacy incurred impairment charges of $1.6 million as oil and natural gas properties with a net cost basis of $2.1 million were written down to their fair value of $0.5 million. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

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

All of these price risk management transactions are considered derivative instruments and accounted for in accordance with SFAS 133. These derivative instruments are intended to reduce Legacy’s price risk and may be considered hedges for economic purposes but Legacy has chosen not to designate them as cash flow hedges for accounting purposes. Therefore, all derivative instruments are recorded on the balance sheet at fair value with changes in fair value being recorded in earnings for the period ended June 30, 2009.

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

For the three and six months ended June 30, 2009 and 2008, Legacy recognized realized and unrealized gains and losses related to its oil, NGL and natural gas derivatives. The impact on net loss from derivative activities was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Crude oil derivative contract settlements	$12,683	$(12,595)	$27,595	$(19,173)
Natural gas liquid derivative contract settlements	202	(1,012)	672	(1,733)
Natural gas derivative contract settlements	3,770	(1,535)	7,367	(1,002)

Total commodity derivative contract settlements	16,655	(15,142)	35,634	(21,908)

Unrealized change in fair value - oil contracts	(70,310)	(179,302)	(75,909)	(204,578)
Unrealized change in fair value - natural gas liquid contracts	(480)	(2,571)	(1,125)	(2,583)
Unrealized change in fair value - natural gas contracts	(5,037)	(19,453)	1,734	(28,191)

Total unrealized change in fair value of commodity derivative contracts	(75,827)	(201,326)	(75,300)	(235,352)

Total realized and unrealized losses on commodity derivative contracts	$(59,172)	$(216,468)	$(39,666)	$(257,260)

As of June 30, 2009, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
July - December 2009	745,626	$ 82.82	$61.05 - $140.00
2010	1,397,973	$ 82.37	$60.15 - $140.00
2011	1,155,712	$ 88.07	$67.33 - $140.00
2012	969,812	$ 81.28	$67.72 - $109.20
2013	490,025	$ 81.31	$80.10 - $82.00

On June 24, 2008, Legacy entered into a NYMEX West Texas Intermediate crude oil derivative collar contract that combines a put option or “floor” with a call option or “ceiling.” The following table summarizes the contract as of June 30, 2009:

		Average	Average
Calendar Year	Volumes (Bbls)	Floor	Ceiling
July - December 2009	38,000	$ 120.00	$ 156.30
2010	71,800	$ 120.00	$ 156.30
2011	68,300	$ 120.00	$ 156.30
2012	65,100	$ 120.00	$ 156.30

As of June 30, 2009, Legacy had the following NYMEX Henry Hub, ANR-OK and Waha natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
July - December 2009	1,828,231	$ 7.38	$3.40 - $9.29
2010	3,320,859	$ 7.50	$5.33 - $9.73
2011	2,492,316	$ 7.81	$6.62 - $8.70
2012	1,945,736	$ 7.79	$6.80 - $8.70
2013	730,000	$ 6.89	$6.89

As of June 30, 2009, Legacy had the following gas basis swaps in which it receives floating NYMEX prices less a fixed basis differential and pay prices on the floating Waha index, a natural gas hub in West Texas. The prices that Legacy receives for its natural gas sales in the Permian Basin follow Waha more closely than NYMEX:

	Annual	Basis Differential
Calendar Year	Volumes (MMBtu)	per MMBtu
July - December 2009	660,000	($0.68)
2010	1,200,000	($0.57)

As of June 30, 2009, Legacy had the following Mont Belvieu, Non-Tet OPIS natural gas liquids swaps paying floating natural gas liquids prices and receiving fixed prices for a portion of its future natural gas liquids production as indicated below:

		Average	Price
Calendar Year	Volumes (Gal)	Price per Gal	Range per Gal
July - December 2009	1,132,740	$ 1.15	$1.15

Interest rate derivatives

Due to the volatility of interest rates, Legacy periodically enters into interest rate risk management transactions in the form of interest rate swaps for a portion of its outstanding debt balance. These transactions allow Legacy to reduce exposure to interest rate fluctuations. While the use of these arrangements limits Legacy’s ability to benefit from decreases in interest rates, it also reduces Legacy’s potential exposure to increases in interest rates. Legacy’s arrangements, to the extent it enters into any, apply to only a portion of its outstanding debt balance, provide only partial protection against interest rate increases and limit Legacy’s potential savings from future interest rate declines. None of these instruments are used for trading or speculative purposes.

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

Legacy accounts for these interest rate swaps pursuant to SFAS.133. This statement establishes accounting and reporting standards requiring that derivative instruments be recorded at fair market value and included in the balance sheet as assets or liabilities.

As the term of Legacy’s interest rate swaps extends through December of 2013, a period that extends beyond the term of the New Credit Agreement, which expires on April 1, 2012, Legacy did not specifically designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments, which amounted to $5.4 million and $1.4 million for the six months ended June 30, 2009 and 2008, respectively, is recorded in current earnings as a reduction of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Interest rate swap settlements	$1,916	$162	$1,879	$122
Unrealized change in fair value - interest rate swaps	(6,778)	(3,561)	(5,412)	(1,416)
Total decrease to interest expense, net	$(4,862)	$(3,399)	$(3,533)	$(1,294)

The table below summarizes the interest rate swap position as of June 30, 2009.

				Estimated
				Fair Market Value
	Fixed	Effective	Maturity	at June 30,
Notional Amount	Rate	Date	Date	2009
(Dollars in thousands)
$29,000	4.090%	10/16/2007	10/16/2013	$(1,803)
$13,000	4.110%	11/16/2007	11/16/2013	(815)
$12,000	4.110%	11/28/2007	11/28/2013	(734)
$60,000	2.650%	4/1/2008	4/1/2013	(481)
$50,000	3.100%	10/10/2008	10/10/2013	(1,057)
$50,000	3.090%	10/10/2008	10/10/2013	(1,036)
$50,000	2.295%	12/18/2008	12/18/2013	878
Total Fair Market Value of interest rate derivatives				$(5,048)

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

The following table reflects the changes in the ARO during the six months ended June 30, 2009 and year ended December 31, 2008.

	June 30,	December 31,
	2009	2008
	(In thousands)
Asset retirement obligation - beginning of period	$80,424	$15,920

Liabilities incurred with properties acquired	-	25,023
Liabilities incurred with properties drilled	-	456
Liabilities settled during the period	(1,357)	(440)
Liabilities associated with properties sold	-	(304)
Current period accretion	1,395	1,396
Current period revisions to previous estimates	-	38,373
Asset retirement obligation - end of period	$80,462	$80,424

(9)  Unit-Based Compensation

Long-Term Incentive Plan

Concurrent with the Legacy Formation on March 15, 2006, a Long-Term Incentive Plan for Legacy was created and Legacy adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). Legacy adopted the Legacy Reserves LP Long-Term Incentive Plan (“LTIP”) for its employees, consultants and directors, its affiliates and its general partner. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights. The LTIP permits the grant of awards covering an aggregate of 2,000,000 units. As of June 30, 2009, grants of awards net of forfeitures covering 792,846 units had been made, comprised of 622,480 unit options and unit appreciation rights awards, 65,116 restricted unit awards and 105,250 phantom unit awards. The LTIP is administered by the compensation committee of the board of directors of Legacy’s general partner (the “Compensation Committee”).

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

Unit Options and Unit Appreciation Rights

During the year ended December 31, 2008, Legacy issued 104,000 unit appreciation rights (“UARs”) to employees which vest ratably over a three-year period and 108,450 UARs to employees which cliff-vest at the end of a three-year period. During the six-month period ended June 30, 2009, Legacy issued 4,500 UARs to employees which vest ratably over a three-year period. All UARs granted in 2008 and 2009 expire five years from the grant date and are exercisable when they vest.

For the six-month periods ended June 30, 2009 and 2008, Legacy recorded $536,469 and $801,369, respectively, of compensation expense due to the change in liability from December 31, 2008 and 2007, respectively, based on its use of the Black-Scholes model to estimate the June 30, 2009 and 2008 fair value of these unit options and UARs. As of June 30, 2009, there was a total of $280,422 of unrecognized compensation costs related to the unexercised and non-vested portion of these unit options and UARs. At June 30, 2009, this cost was expected to be recognized over a weighted-average period of approximately 3.0 years. Compensation expense is based upon the fair value as of June 30, 2009 and is recognized as a percentage of the service period satisfied. Since Legacy has limited trading history, it has used an estimated volatility factor of approximately 70% based upon the historical trends of a representative group of publicly-traded companies in the energy industry and employed the Black-Scholes model to estimate the June 30, 2009 fair value to be realized as compensation cost based on the percentage of service period satisfied. In the absence of historical data, Legacy has assumed an estimated forfeiture rate of 5%. As required by SFAS 123(R), Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.08 per unit.

A summary of option and UAR activity for the six months ended June 30, 2009 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Units	Price	Term	Value

Outstanding at January 1, 2009	591,682
Granted	4,500	$10.20
Exercised	-	$-
Forfeited	(2,070)	$19.05

Outstanding at June 30, 2009	594,112	$19.90	2.96	$26,360	(a)

Options and UARs exercisable at June 30, 2009	287,798	$19.14	2.21	$-	(b)
(a)
At June 30, 2009, the market value of the partnership’s units was $12.96, a price which was less than the average exercise price of outstanding options and UARs of $19.90. At June 30, 2009, there were 12,500 units with a weighted average intrinsic value of $2.11 per unit.

(b)
At June 30, 2009, there were no exercisable options or UARs with an intrinsic value due to the market value of the Partnership’s units of $12.96, a price which is less than the average exercise price of $19.14 per unit for exercisable options and UARs.

The following table summarizes the status of Legacy’s non-vested unit options and UARs since January 1, 2009:
	Non-Vested Options and UARs
		Weighted-
	Number of	Average Fair
	Units	Value
Non-vested at January 1, 2009	421,720	$1.75
Granted	4,500	10.20
Vested - Unexercised	(118,506)	19.56
Vested - Exercised	-	-
Forfeited	(1,400)	20.03

Non-vested at June 30, 2009	306,314	$20.66

Legacy has used a weighted-average risk-free interest rate of 1.6% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at June 30, 2009 whose term is consistent with the expected life of the unit options and UARs. Expected life represents the period of time that options and UARs are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Six Months Ended
June 30,
2009
Expected life (years)	5
Annual interest rate	1.6%
Annual distribution rate per unit	$2.08
Volatility	70%

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

On August 20, 2007, the board of directors of Legacy’s general partner, upon recommendation from the Compensation Committee, approved phantom unit awards of up to 175,000 units to five key executives of Legacy based on achievement of targeted annualized per unit distribution levels over a base amount of $1.64 per unit.  These awards are to be determined annually based solely on the annualized level of per unit distributions for the fourth quarter of each calendar year and subsequently vest over a three-year period. There is a range of 0% to 100% of the distribution levels at which the performance condition may be met. For each quarter, management recommends to the board an appropriate level of per unit distribution based on available cash of Legacy. The level of distribution is set by the board subsequent to management’s recommendation. Probable issuances for the purposes of calculating compensation expense associated therewith are determined based on management’s determination of probable future distribution levels. Expense associated with probable vesting is recognized over the period from the date probable vesting is determined to the end of the three-year vesting period. On February 4, 2008, the Compensation Committee approved the award of 28,000 phantom units to Legacy’s five executive officers. On January 29, 2009, the Compensation Committee approved the award of 49,000 phantom units to Legacy’s five executive officers. In conjunction with these grants, the executive officers are entitled to DERs for unvested units held at the date of dividend payment. Compensation expense related to the phantom units and associated DERs was $306,695 and $492,503 for the six months ended June 30, 2009 and 2008, respectively.

On March 15, 2006, Legacy issued an aggregate of 52,616 restricted units to two employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. On May 5, 2006, Legacy issued 12,500 restricted units to an employee. The restricted units awarded vest ratably over a five-year period, beginning on March 31, 2007. Compensation expense related to restricted units was $81,710 and $170,328 for the six months ended June, 30, 2009 and 2008, respectively. As of June 30, 2009, there was a total of $73,908 of unrecognized compensation expense related to the non-vested portion of these restricted units. At June 30, 2009, this cost was expected to be recognized over a weighted-average period of 1.7 years. Pursuant to the provisions of SFAS 123(R), Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at June 30, 2009, do not include 5,000 units related to unvested restricted unit awards.

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

 (10)  Subsequent Events

On July 23, 2009, Legacy’s board of directors approved a distribution of $0.52 per unit payable on August 14, 2009 to unitholders of record on August 3, 2009.

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

Overview

We were formed in October 2005. Upon completion of our private equity offering and as a result of the formation of Legacy Reserves LP on March 15, 2006, we acquired oil and natural gas properties and business operations from our Founding Investors and three charitable foundations.

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

Outlook:  During the second half of 2008 and the first quarter of 2009, commodity prices decreased drastically in response to a global reduction in the demand for oil and natural gas. While we expected 2009 to be very challenging, the significant increase in oil prices in the second quarter of 2009 has significantly improved Legacy’s liquidity position and financial outlook. However, we cannot predict future commodity prices nor the future conditions of the credit markets or the availability of the financial markets. Any sustained period of reduced commodity prices would have an adverse effect on our operating income and cash flow in future periods resulting in decreased revenues and higher depletion rates, and as a result, would adversely impact our ability to pay cash distributions at current levels.

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

Termination of Discussions with Respect to Proposed ‘Going Private’ Transaction

On June 24, 2009, Legacy announced that the conflicts committee (the “Conflicts Committee”) of the board of directors (the “Board of Directors”) of its general partner, after careful review of the Proposal Letter from Apollo Management VII, LP (“Apollo Management”), received on April 3, 2009 and subsequent negotiations relating to the Proposal Letter, determined that it was in the best interest of the unitholders of Legacy to terminate discussions with Apollo Management.

In its Proposal Letter, Apollo Management had offered to acquire all of the outstanding units of Legacy at a cash purchase price of $14.00 per unit, subject to adjustment for any distributions paid to Legacy’s limited partners. Upon receipt of the Proposal Letter, the Board of Directors appointed the Conflicts Committee, composed entirely of the independent members of the Board of Directors, to review and negotiate the terms of a transaction proposed in the Proposal Letter. The Conflicts Committee fully evaluated and considered in detail Apollo Management’s offer (the “Apollo Offer”) with the assistance of Tudor, Pickering, Holt & Co., L.L.C., its independent financial advisor, and Richards, Layton & Finger, P.A., its independent legal advisor. The Conflicts Committee also engaged in negotiations with Apollo Management but was unable to reach agreement. Therefore, the Conflicts Committee determined that it was in the best interest of Legacy’s unitholders to terminate further discussions with Apollo Management, and the Conflicts Committee notified Apollo Management of its decision.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per unit data)
Revenues:
Oil sales	$24,604	$48,439	$41,069	$84,488
Natural gas liquid sales	2,478	4,781	4,547	8,283
Natural gas sales	4,773	13,389	9,298	22,625
Total revenue	$31,855	$66,609	$54,914	$115,396

Expenses:
Oil and natural gas production	$10,671	$12,257	$21,209	$21,253
Ad valorem taxes	$797	$1,258	$2,262	$1,789
Total oil and natural gas production	$11,468	$13,515	$23,471	$23,042
Production and other taxes	$1,887	$4,089	$3,240	$6,558
General and administrative	$3,900	$3,696	$7,268	$6,714
Depletion, depreciation, amortization and accretion	$13,549	$10,523	$30,170	$20,140

Realized swap settlements
Realized gain (loss) on oil swaps	$12,683	$(12,595)	$27,595	$(19,173)
Realized gain (loss) on natural gas liquid swaps	$202	$(1,012)	$672	$(1,733)
Realized gain (loss) on natural gas swaps	$3,770	$(1,535)	$7,367	$(1,002)

Production:
Oil - barrels	441	396	901	775
Natural gas liquids - gallons	3,843	2,821	7,232	5,543
Natural gas - Mcf	1,259	1,238	2,508	2,296
Total (MBoe)	742	670	1,491	1,290
Average daily production (Boe/d)	8,154	7,363	8,238	7,088

Average sales price per unit (excluding swaps):
Oil price per barrel	$55.79	$122.32	$45.58	$109.02
Natural gas liquid price per gallon	$0.64	$1.69	$0.63	$1.49
Natural gas price per Mcf	$3.79	$10.82	$3.71	$9.85
Combined (per Boe)	$42.93	$99.42	$36.83	$89.45

Average sales price per unit (including realized swap gains/losses):
Oil price per barrel	$84.55	$90.52	$76.21	$84.28
Natural gas liquid price per gallon	$0.70	$1.34	$0.72	$1.18
Natural gas price per Mcf	$6.79	$9.58	$6.64	$9.42
Combined (per Boe)	$65.38	$76.82	$60.73	$72.47

NYMEX oil index prices per barrel:
Beginning of Period	$49.66	$101.58	$44.60	$95.98
End of Period	$69.89	$140.00	$69.89	$140.00

NYMEX gas index prices per Mcf:
Beginning of Period	$3.78	$10.10	$5.62	$7.48
End of Period	$3.84	$13.35	$3.84	$13.35

Average unit costs per Boe:
Oil and natural gas production	$14.38	$18.29	$14.22	$16.48
Ad valorem taxes	$1.07	$1.88	$1.52	$1.39
Production and other taxes	$2.54	$6.10	$2.17	$5.08
General and administrative	$5.26	$5.52	$4.87	$5.20
Depletion, depreciation, amortization and accretion	$18.26	$15.71	$20.23	$15.61

Results of Operations

Three-Month Period Ended June 30, 2009 Compared to Three-Month Period Ended June 30, 2008

Legacy’s revenues from the sale of oil were $24.6 million and $48.4 million for the three-month periods ended June 30, 2009 and 2008, respectively. Legacy’s revenues from the sale of NGLs were $2.5 million and $4.8 for the three-month periods ended June 30, 2009 and 2008, respectively. Legacy’s revenues from the sale of natural gas were $4.8 million and $13.4 million for the three-month periods ended June 30, 2009 and 2008, respectively. The $23.8 million decrease in oil revenues reflects the decrease in average realized price of $66.53 per Bbl (54%). This price decline was partially offset by an increase in oil production of 45 MBbls (11%) due primarily to Legacy’s purchase of the oil and natural gas properties in the Pantwist Acquisition. The $2.3 million decrease in proceeds from NGL sales reflects the decrease in realized NGL price of $1.05 per gallon (62%) partially offset by an increase in NGL production of approximately 1,022 gallons (36%) due primarily to Legacy’s purchase of oil and natural gas properties in the Pantwist Acquisition. The $8.6 million decrease in natural gas revenues reflects the decrease in average realized price per Mcf of $7.03 per Mcf (65%) partially offset by an increase in natural gas production of approximately 21 MMcf (2%) due primarily to Legacy’s purchase of oil and natural gas properties in the Pantwist Acquisition.

For the three-month period ended June 30, 2009, Legacy recorded $59.2 million of net losses on oil, NGL and natural gas swaps comprised of realized gains of $16.6 million from net cash settlements of oil, NGL and natural gas swap contracts and net unrealized loss of $75.8 million. Legacy had unrealized net losses from oil swaps because the price of oil increased during the three-month period ended June 30, 2009. As a point of reference, the NYMEX price for light sweet crude oil for the near-month close increased from $49.66 per Bbl at March 31, 2009 to $69.89 per Bbl at June 30, 2009, a price which is less than the average contract prices of Legacy’s outstanding oil swap contracts, but greater than the price at March 31, 2009, resulting in a reduction of unrealized net gain attributable to Legacy’s outstanding oil swap contracts. Due to the increase in oil prices during the quarter, the differential between Legacy’s fixed price oil swaps and NYMEX decreased, resulting in losses for the quarter. Legacy had unrealized net losses from NGL swaps because NGL prices increased during the three-month period ended June 30, 2009. Legacy had unrealized net losses from natural gas swaps because the NYMEX natural gas prices increased during the three-month period ended June 30, 2009. As a point of reference, the NYMEX price for natural gas for the near-month close increased from $3.78 per MMBtu at March 31, 2009 to $3.84 per MMBtu at June 30, 2009, a price which is less than the average contract prices of Legacy’s outstanding natural gas swap contracts, but greater than the price at March 31, 2009, resulting in a decrease of unrealized net gain attributable to Legacy’s outstanding natural gas swap contracts. For the three-month period ended June 30, 2008, Legacy recorded $216.4 million of net losses on oil, NGL and natural gas swaps comprised of realized losses of $15.1 million from net cash settlements of oil, NGL and natural gas swap contracts and a net unrealized loss of $179.3 million on oil swap contracts, due to the increase in oil prices during the quarter which increased the differential between the NYMEX oil index price and our fixed price oil swaps, a net unrealized loss of $2.6 million on NGL swap contracts and a net unrealized loss of $19.4 million on natural gas swap contracts, due to the increase in natural gas prices during the period. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, decreased to $10.7 million ($14.38 per Boe) for the three-month period ended June 30, 2009, from $12.3 million ($18.29 per Boe) for the three-month period ended June 30, 2008. Production expenses decreased primarily because of $1.8 million reduction in workover activity for the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008. This decrease was partially offset by increased oil and natural gas production expenses related to the Pantwist Acquisition. Legacy’s ad valorem expense decreased to $0.8 million ($1.07 per Boe) for the three-month period ended June 30, 2009, from $1.3 million ($1.88 per Boe) for the three-month period ended June 30, 2008 primarily because of revised estimates for 2009 ad valorem expenses, which resulted in a downward revision during the three-month period ended June 30, 2009. Ad valorem tax expenses accrued in the first quarter of 2009 were based on preliminary estimates received from our third-party ad valorem tax consultant. During the three-month period ended June 30, 2009, Legacy received revised estimates based on valuation renderings received from the various taxing authorities. These estimates are still considered preliminary as taxing rates have not yet been finalized.

Legacy’s production and other taxes were $1.9 million and $4.1 million for the three-month periods ended June 30, 2009 and 2008, respectively. Production and other taxes decreased primarily because of the decrease in realized prices. As production and other taxes are a function of price and volume, the decrease is consistent with the decrease in realized prices.

Legacy’s general and administrative expenses were $3.9 million and $3.7 million for the three-month periods ended June 30, 2009 and 2008, respectively. General and administrative expenses increased approximately $0.2 million between the three-month periods ended June 30, 2009 and 2008 primarily due to costs incurred related to the Apollo Offer. Legacy incurred legal, consulting and board fees of approximately $1.1 million during the three-month period ended June 30, 2009 to evaluate the Apollo Offer. These increased costs were partially offset by a $0.5 million reduction in LTIP expenses and a general reduction in other general and administrative costs..

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $13.5 million and $10.5 million for the three-month periods ended June 30, 2009 and 2008, respectively. DD&A increased partially because of DD&A related to the Pantwist Acquisition. In addition, the increase in DD&A expense per Boe, from $15.71 to $18.26 for the three-month periods ended June 30, 2008 and 2009, respectively, reflects the decreased commodity prices combined with the higher cost basis of the producing oil and natural gas properties acquired in recent acquisitions.

Impairment expense was $0.5 million and $4,000 for the three-month periods ended June 30, 2009 and 2008, respectively. In the three-month period ended June 30, 2009, Legacy recognized impairment expense in two separate producing fields, due primarily to lower natural gas prices and, in the case of one field, performance. The impairment expense for the period ended June 30, 2008, involved two producing fields due primarily to costs incurred in the period during which the estimated production revenues were less than production costs.

Legacy recorded interest income of $1.8 million and $1.2 million for the three-month periods ended June 30, 2009 and 2008, respectively, due to $6.8 million and $3.6 million of interest income, respectively, related to the mark-to-market of our interest rate swaps. These income amounts were partially reduced by interest expense amounts during the same period related to our outstanding debt balance and settlements of interest rate swaps. Both interest expense and interest rate swap settlements were larger during the three months ended June 30, 2009, due to higher average debt balances. Though the lower average interest rates reduced the associated interest expense amounts in the three-month period ended June 30, 2009, by approximately $0.6 million, they increased the settlement payments associated with our interest rate swaps by approximately $1.7 million.

Six-Month Period Ended June 30, 2009 Compared to Six-Month Period Ended June 30, 2008

Legacy’s revenues from the sale of oil were $41.1 million and $84.5 million for the six-month periods ended June 30, 2009 and 2008, respectively. Legacy’s revenues from the sale of NGLs were $4.5 million and $8.3 for the six-month periods ended June 30, 2009 and 2008, respectively. Legacy’s revenues from the sale of natural gas were $9.3 million and $22.6 million for the six-month periods ended June 30, 2009 and 2008, respectively. The $43.4 million decrease in oil revenues reflects the decrease in average realized price of $63.44 per Bbl (58%). This price decline was partially offset by an increase in oil production of 126 MBbls (16%) due primarily to Legacy’s purchase of the oil and natural gas properties in the COP III and Pantwist Acquisitions. The $3.8 million decrease in proceeds from NGL sales reflects the decrease in realized NGL price of $0.86 per gallon (58%) partially offset by an increase in NGL production of approximately 1,689 gallons (30%) due primarily to Legacy’s purchase of oil and natural gas properties in the COP III and Pantwist Acquisitions. The $13.3 million decrease in natural gas revenues reflects the decrease in average realized price of $6.14 per Mcf (62%) partially offset by an increase in natural gas production of approximately 212 MMcf (9%) due primarily to Legacy’s purchase of oil and natural gas properties in the COP III and Pantwist Acquisitions.

For the six-month period ended June 30, 2009, Legacy recorded $39.7 million of net losses on oil, NGL and natural gas swaps comprised of realized gains of $35.6 million from net cash settlements of oil, NGL and natural gas swap contracts and a net unrealized loss of $75.3 million. Legacy had unrealized net losses from oil swaps because the price of oil increased during the six-month period ended June 30, 2009. As a point of reference, the NYMEX price for light sweet crude oil for the near-month close increased from $44.60 per Bbl at December 31, 2008 to $69.89 per Bbl at June 30, 2009, a price which is less than the average contract prices of Legacy’s outstanding oil swap contracts, but greater than the price at December 31, 2008, resulting in a reduction of unrealized net gain attributable to Legacy’s outstanding oil swap contracts. Due to the increase in oil prices during the six-month period ending June 30, 2009, the differential between Legacy’s fixed price oil swaps and NYMEX decreased, resulting in losses for the period. Legacy had unrealized net losses from NGL swaps because NGL prices increased during the six-month period ended June 30, 2009. Legacy had unrealized net gains from natural gas swaps because the NYMEX natural gas prices decreased during the six-month period ended June 30, 2009. As a point of reference, the NYMEX price for natural gas for the near-month close decreased from $5.62 per MMBtu at December 31, 2008 to $3.84 per MMBtu at June 30, 2009, a price which is less than the average contract prices of Legacy’s outstanding natural gas swap contracts. For the six-month period ended June 30, 2008, Legacy recorded $257.3 million of net losses on oil, NGL and natural gas swaps comprised of realized losses of $21.9 million from net cash settlements of oil, NGL and natural gas swap contracts and a net unrealized loss of $204.6 million on oil swap contracts, due to the increase in oil prices during the quarter which increased the differential between the NYMEX oil index price and our fixed price oil swaps, a net unrealized loss of $2.6 million on NGL swap contracts and a net unrealized loss of $28.2 million on natural gas swap contracts, due to the increase in natural gas prices during the period. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, decreased to $21.2 million ($14.22 per Boe) for the six-month period ended June 30, 2009, from $21.3 million ($16.48 per Boe) for the six-month period ended June 30, 2008. Production expenses decreased primarily because of a $2.2 million reduction in workover activity for the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008 as well as a general decrease in the cost of goods and services over the same time period. This decrease was partially offset by increased oil and natural gas production expenses related to the COP III and Pantwist Acquisitions. Legacy’s ad valorem expense increased to $2.3 million ($1.52 per Boe) for the six-month period ended June 30, 2009, from $1.8 million ($1.39 per Boe) for the six-month period ended June 30, 2008 primarily because of increased well counts from the COP III and Pantwist Acquisitions.

Legacy’s production and other taxes were $3.2 million and $6.5 million for the six-month periods ended June 30, 2009 and 2008, respectively. Production and other taxes decreased primarily because of the decrease in realized prices. As production and other taxes are a function of price and volume, the decrease is consistent with the decrease in realized prices.

Legacy’s general and administrative expenses were $7.3 million and $6.7 million for the six-month periods ended June 30, 2009 and 2008, respectively. General and administrative expenses increased approximately $0.6 million between the six-month periods ended June 30, 2009 and 2008 primarily due to costs incurred related to the Apollo Offer. Legacy incurred legal, consulting and board fees of approximately $1.3 million during the six-month period ended June 30, 2009 to evaluate the Apollo Offer. These increased costs were partially offset by a $0.9 million reduction in LTIP expenses and a general reduction in other general and administrative costs.

Legacy’s DD&A was $30.2 million and $20.1 million for the six-month periods ended June 30, 2009 and 2008, respectively. DD&A increased partially because of DD&A related to the COP III and Pantwist Acquisitions. In addition, the increase in DD&A expense per Boe, from $15.61 to $20.23 for the six-month periods ended June 30, 2008 and 2009, respectively, reflects the decreased commodity prices combined with the higher cost basis of the producing oil and natural gas properties acquired in recent acquisitions.

Impairment expense was $1.6 million and $0.1 million for the six-month periods ended June 30, 2009 and 2008, respectively. In the period ended June 30, 2009, Legacy recognized impairment expense in six separate producing fields, due primarily to lower natural gas prices and, in the case of one field, performance. The impairment expense for the period ended June 30, 2008, involved three producing fields due primarily to costs incurred in the period during which the estimated production revenues did not exceed the costs.

Legacy recorded interest expense of $2.5 million and $3.0 million for the six-month periods ended June 30, 2009 and 2008, respectively, reflecting higher average borrowings in the period ended June 30, 2009 partially offset by lower average interest rates.

Capital Resources and Liquidity

Legacy’s primary sources of capital and liquidity have been bank borrowings, cash flow from operations, its private equity offering in March 2006, the Initial Public Offering in January 2007 and its private equity offering in November 2007. To date, Legacy’s primary use of capital has been for acquisitions, repayment of bank borrowings and development of oil and natural gas properties.

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

To reduce debt, the board of directors of our general partner on April 23, 2009 approved a reduction in our 2009 capital expenditure budget to $10.7 million from the $20 million budget approved in February 2009. Based on current commodity price expectations, management expects to recommend to the board of directors an increase in our capital expenditure budget for the remainder of 2009. On July 23, 2009, the board of directors approved a cash distribution of $0.52 per unit with respect to the second quarter of 2009, or $16.16 million in the aggregate. With respect to any future distributions, we continue to review our distribution policy to maintain liquidity given the volatile commodity price and capital markets environment.

The amounts available for borrowing under our credit facility are subject to a borrowing base, which is currently set at $340 million. As of August 6, 2009, we had $44.7 million available for borrowing under our credit facility. Based on their commodity price expectations, our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled for October 2009. Please read “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

Legacy’s net cash provided by  operating activities was $0.9 million and $67.4 million for the six-month periods ended June 30, 2009 and 2008, respectively, with the 2009 period being unfavorably impacted by lower commodity prices as this amount does not include cash settlements received of $35.6 million from our commodity derivative transactions.

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

Investing Activities

Legacy’s cash capital expenditures were $7.7 million for the six-month period ended June 30, 2009. The total includes $7.4 million of development projects and $0.3 million in purchase price adjustments on previous acquisitions. Legacy’s cash capital expenditures were $113.6 million for the six-month period ended June 30, 2008. The total includes $106.3 million for the acquisition of oil and natural gas properties in the COP III Acquisition and several small acquisitions and $7.3 million of development projects.

Our capital expenditure budget, which predominantly consists of drilling, recompletion and re-fracture stimulation projects, is currently $10.7 million for the year ending December 31, 2009. Based on current commodity price expectations, management expects to recommend to the board of directors an increase in our capital expenditure budget for the remainder of 2009. Our remaining borrowing capacity under our revolving credit facility is $44.7 million as of August 6, 2009. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner. Based upon current oil and natural gas price expectations for the year ending December 31, 2009, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our planned capital expenditures of $10.7 million. Future cash distributions will be at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt and any other factors the board of directors of our general partner may consider. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil, NGL and natural gas derivatives to reduce the impact of oil, NGL and natural gas price volatility on our operations. Currently, we use swaps and collars to offset price volatility on NYMEX oil, NGL and natural gas prices, which do not include the additional net discount that we typically experience in the Permian Basin. For the six-month period ended June 30, 2009 and 2008 we had cash settlements/(disbursements) of $35.6 million and $(21.9) million, respectively, related to our commodity derivative settlements. At June 30, 2009, we had in place oil, NGL and natural gas swaps covering significant portions of our estimated 2009 through 2013 oil, NGL and natural gas production. As of August 6, 2009, we have swap contracts covering approximately 77% of our remaining expected oil, natural gas liquid and natural gas production for 2009. As of August 6, 2009, we also have swap and collar contracts covering approximately 55% of our currently expected oil and natural gas production for 2010 through 2013 from existing estimated total proved reserves.

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

The following tables summarize, for the periods indicated, our oil and natural gas swaps currently in place as of August 6, 2009, through December 31, 2013. We use swaps and collars as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are settled based upon the monthly average closing price of the front-month NYMEX WTI oil contract price of oil at Cushing, Oklahoma, and NYMEX Henry Hub, West Texas Waha and ANR-Oklahoma prices of natural gas on the average of the three final trading days of the month and settlement occurs on the fifth day of the production month.

		Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
July - December 2009	745,626	$ 82.82	$61.05 - $140.00
2010	1,397,973	$ 82.37	$60.15 - $140.00
2011	1,155,712	$ 88.07	$67.33 - $140.00
2012	969,812	$ 81.28	$67.72 - $109.20
2013	490,025	$ 81.31	$80.10 - $82.00

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
July - December 2009	1,828,231	$ 7.38	$3.40 - $9.29
2010	3,740,859	$ 7.26	$5.33 - $9.73
2011	2,892,316	$ 7.57	$6.13 - $8.70
2012	1,945,736	$ 7.79	$6.80 - $8.70
2013	730,000	$ 6.89	$6.89

In July 2006, we entered into natural gas basis swaps to receive floating NYMEX natural gas prices less a fixed basis differential and pay prices based on the floating Waha index, a natural gas hub in West Texas. The prices that we receive for our natural gas sales follow Waha more closely than NYMEX. The basis swaps thereby provide a better match between our natural gas sales and the settlement payments on our natural gas swaps. The following table summarizes, for the periods indicated, our NYMEX-Waha basis swaps currently in place as of August 6, 2009, through December 31, 2010:

	Annual	Basis Differential
Calendar Year	Volumes (MMBtu)	per MMBtu
July - December 2009	660,000	($0.68)
2010	1,200,000	($0.57)

    In December of 2008, we entered into basis swaps to receive floating NYMEX Henry Hub natural gas prices less a fixed basis differential and pay prices based on the floating ANR-Oklahoma index, a natural gas hub in Oklahoma. The prices that we receive for our Texas Panhandle and Oklahoma gas sales follow ANR-Oklahoma more closely than NYMEX. In May of 2009, we entered into NYMEX Henry Hub natural gas swaps covering the same volumes and time period as the above referenced basis swaps. We combined the basis swap with the NYMEX natural gas swap to create an ANR-Oklahoma natural gas swap. These swaps are presented in the natural gas swap table above.

On March 30, 2007, we entered into natural gas liquids swaps to hedge the impact of volatility in the spot prices of natural gas liquids. On September 7, 2007, we entered into additional natural gas liquids swaps. These swaps hedge the spot prices for ethane, propane, iso-butane, normal butane and natural gasoline tracked on the Mont Belvieu, Non-Tet OPIS exchange. The following table summarizes, for the periods indicated, our Mont Belvieu, Non-Tet OPIS natural gas liquids swaps currently in place as of August 6, 2009, through December 31, 2009.

		Average	Price
Calendar Year	Volumes (Gal)	Price per Gal	Range per Gal
July - December 2009	1,132,740	$ 1.15	$1.15

On June 24, 2008, we entered into a NYMEX West Texas Intermediate crude oil derivative collar contract that combines a put option or “floor” with a call option or “ceiling.” The following table summarizes the oil collar contract currently in place as of August 6, 2009, through December 31, 2012.

		Average	Average
Calendar Year	Volumes (Bbls)	Floor	Ceiling
July - December 2009	38,000	$ 120.00	$ 156.30
2010	71,800	$ 120.00	$ 156.30
2011	68,300	$ 120.00	$ 156.30
2012	65,100	$ 120.00	$ 156.30

Financing Activities

Our Revolving Credit Facility

On March 27, 2009, we entered into a new three-year $600 million secured revolving credit facility (“New Credit Agreement”) and retained BNP Paribas as administrative agent to replace our previous four-year, $300 million revolving credit facility with BNP Paribas as administrative agent. Our obligations under the New Credit Agreement are secured by mortgages on 80% of our oil and natural gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base, currently at $340 million. The borrowing base is subject to semi-annual redeterminations on April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. We also have the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders and any decrease in the borrowing base must be approved by the lenders holding 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral.

We may elect that borrowings be comprised entirely of alternate base rate (“ABR”) loans or Eurodollar loans. Interest on the loans is determined as follows:

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

As of June 30, 2009, Legacy was in compliance with all financial and other covenants of the credit facility.

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

Effect if Different Assumptions Used:  Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the three-month period ended June 30, 2009 by approximately 10%.

Nature of Critical Estimate Item:  Asset Retirement Obligations — We have certain obligations to remove tangible equipment and restore land at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. SFAS No. 143 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets (“asset retirement obligations” or “ARO”). Primarily, SFAS No. 143 requires us to estimate asset retirement costs for all of our assets, adjust those costs for inflation to the forecasted abandonment date, discount that amount using a credit-adjusted risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an ARO liability in that amount with a corresponding addition to our asset value. When new obligations are incurred, i.e. a new well is drilled or acquired, we add a layer to the ARO liability. We then accrete the liability layers quarterly using the applicable period-end effective credit-adjusted risk-free rates for each layer. Should either the estimated life or the estimated abandonment costs of a property change materially upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted-risk-free rate. The carrying value of the ARO is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost. Thus, abandonment costs will almost always approximate the estimate. When well obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from our balance sheet.

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

Effect if Different Assumptions Used:  Since there are so many variables in estimating AROs, we attempt to limit the impact of management’s judgment on certain of these variables by developing a standard cost estimate based on historical costs and industry quotes updated annually. Unless we expect a well’s plugging to be significantly different than a normal abandonment, we use this estimate. The resulting estimate, after application of a discount factor and present value calculation, could differ from actual results, despite our efforts to make an accurate estimate. We engage an independent engineering firm to evaluate our properties annually. We use the remaining estimated useful life from the year-end reserve report by our independent reserve engineers in estimating when abandonment could be expected for each property. We expect to see our calculations impacted significantly if interest rates continue to rise, as the credit-adjusted risk-free rate is one of the variables used on a quarterly basis.

Nature of Critical Estimate Item:  Derivative Instruments and Hedging Activities — We periodically use derivative financial instruments to achieve a more predictable cash flow from our oil, NGL and natural gas production and interest expense by reducing our exposure to price fluctuations and interest rate changes. Currently, these transactions are swaps and collars whereby we exchange our floating price for our oil, NGL and natural gas for a fixed price and floating interest rates for a fixed rate with qualified and creditworthy counterparties (currently BNP Paribas, Bank of America, KeyBank, Wachovia, Royal Bank of Canada and The Bank of Nova Scotia). Our existing oil, NGL, natural gas and interest rate swaps and oil collars are with members of our lending group which enables us to avoid margin calls for out-of-the-money mark-to-market positions.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces FASB Statement No 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which will be the Partnership’s fiscal year 2009. However, since Legacy did not consummate any business combinations during the six months ended June 30, 2009, the adoption did not affect its consolidated financial statements.

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

During May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with GAAP. This statement became effective on November 15, 2008. The adoption of SFAS 162 did not have a significant impact on Legacy’s financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the net income allocation in computing basic net income per share under the two class method prescribed under SFAS 128. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and, to the extent applicable, must be applied retrospectively by adjusting all prior-period net income per share data to conform to the provisions of the standard. The adoption of FSP 03-6-1 did not have a material effect on Legacy’s net income per unit calculations.

In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect the Partnership’s future depletion calculation. The new disclosure requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. Legacy is currently assessing the impact that adoption of this rule will have on its financial disclosures which will vary depending on changes in commodity prices.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends and clarifies SFAS 141 (R), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Partnership has not made any acquisitions during the first quarter of 2009.

In April 2009, the FASB issued three FSP’s to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Legacy adopted the provisions of these FSP’s for the period ending June 30, 2009. The adoption of these FSP’s did not have a material impact on its financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist. This statement, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. Legacy adopted this statement for the six-month period ending June 30, 2009. The adoption of this statement did not have an impact on Legacy’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS 168”) which establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this Statement, all then-existing non-SEC accounting and reporting standards are superseded, except as noted within SFAS 168. Concurrently, all non-grandfathered, non-SEC accounting literature not included in the Codification is deemed non-authoritative with some exceptions as noted within the literature. Legacy does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

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

As of June 30, 2009, the fair market value of Legacy’s commodity derivative positions was a net asset of $59.6 million based on NYMEX near month prices of $69.89 per Bbl and $3.84 per MMBtu for oil and natural gas, respectively. As of December 31, 2008, the fair market value of Legacy’s commodity derivative positions was a net asset of $134.9 million based on NYMEX near month prices of $44.60 per Bbl and $5.62 per MMBtu for oil and natural gas, respectively. Due to our asset position on commodity derivatives we routinely monitor the credit default risk of our counterparties via risk monitoring services. For more discussion about our derivative transactions and to see a table listing the oil, NGL, and natural gas swaps for 2009 through December 31, 2013, please read “— Investing Activities.”

Interest Rate Risks

At June 30, 2009, Legacy had debt outstanding of $295 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for the six-month period ended June 30, 2009 was 3.7%. A 1% increase in LIBOR on Legacy’s outstanding debt as of June 30, 2009 would result in an estimated $0.31 million increase in annual interest expense as Legacy has entered into interest rate swaps to mitigate the volatility of interest rates through December of 2013 on $264 million of floating rate debt to a weighted-average fixed rate of 3.05%.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

Certain federal income tax deductions currently available with respect to oil and natural gas drilling and development may be eliminated as a result of future legislation. Additionally, federal income tax rates may be increased for certain investors, in which case any income resulting from an investment in us may result in higher federal income tax payments.

The White House released a preview of its budget for Fiscal Year 2010 on February 26, 2009, entitled “A New Era of Responsibility: Renewing America’s Promise.” Among the new administration’s proposed changes is the outright elimination of many of the key federal income tax benefits historically associated with oil and natural gas. Although presented in very summary form, among other significant energy tax items, the administration’s budget appears to propose the complete elimination of (1) expensing of intangible drilling costs, and (2) the “percentage depletion” method of deduction with respect to oil and natural gas wells. Intangible drilling costs would be amortized over a period of years rather than expensed in the year incurred. Cost depletion would still be available in lieu of percentage depletion. Additionally, the budget proposes to reinstate for single individuals making greater than $200,000 per year, and for couples making greater than $250,000 per year, the maximum ordinary income rates of 36% and 39.6%, respectively and increase the maximum long-term capital gain rate to 20%. Although no legislation has yet been formally introduced, the administration’s apparent effective date would be January 1, 2011. It is unclear whether such proposal will be proposed as actual legislation and, if so, whether it will actually be enacted. In addition, there are other significant tax changes under discussion in the Congress. If this proposal (or others) is enacted into law, it could represent an extremely significant reduction in the tax benefits that have historically applied to certain investments in oil and natural gas.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Our annual meeting of unitholders was held Thursday, May 14, 2009. The item submitted to unitholders for vote was the election of seven nominees to serve on the board of directors of our general partner during 2009 and until our next annual meeting. Notice of the annual meeting and proxy information was distributed to unitholders prior to the meeting in accordance with law. There were no solicitations in opposition to the nominees. Out of a total of 31,074,339 units outstanding and entitled to vote, 29,128,272 units (93.74%) were present at the meeting in person or by proxy.

Election of Directors

There were seven nominees for election to serve as directors of our general partner. Each of the nominees for election to the board of directors was currently a director of Legacy Reserves GP, LLC. The vote tabulation with respect to each nominee to the Board was as follows:

Nominee	For	Withheld
Cary D. Brown	28,707,502	420,770
Kyle A. McGraw	28,713,371	414,901
Dale A. Brown	28,709,516	418,756
G. Larry Lawrence	28,768,045	360,227
William D. (Bill) Sullivan	28,747,982	380,290
William R. Granberry	28,770,286	357,986
Kyle D. Vann	28,776,836	351,436

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

August 7 , 2009	By:	/s/ Steven H. Pruett
Steven H. Pruett
President, Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)