Form 10-Q
period 2009-09-30
LEGACY RESERVES LP
filed 2009-11-06
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

34,885,474 units representing limited partner interests in the registrant were outstanding as of November 5, 2009.

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

Mcf.  One thousand cubic feet.

MGal.  One thousand gallons of natural gas liquids or other liquid hydrocarbons.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30,	December 31,
	2009	2008
	(In thousands)
Current assets:
Cash and cash equivalents	$3,887	$2,500
Accounts receivable, net:
Oil and natural gas	15,896	12,198
Joint interest owners	4,129	7,265
Other (Note 4)	11	60
Fair value of derivatives (Notes 6 and 7)	27,037	54,820
Prepaid expenses and other current assets	2,610	4,094
Total current assets	53,570	80,937

Oil and natural gas properties, at cost:
Proved oil and natural gas properties, at cost, using the
successful efforts method of accounting:	840,458	821,786
Unproved properties	78	78
Accumulated depletion, depreciation and amortization	(252,521)	(208,832)
	588,015	613,032

Other property and equipment, net of accumulated depreciaton and
amortization of $1,269 and $765, respectively	1,558	1,851
Operating rights, net of amortization of $1,841 and $1,429, respectively	5,176	5,588
Fair value of derivatives (Notes 6 and 7)	34,703	80,085
Other assets, net of amortization of $2,317 and $1,139, respectively	4,788	1,558
Investment in equity method investee	29	21
Total assets	$687,839	$783,072

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND UNITHOLDERS' EQUITY

	September 30,	December 31,
	2009	2008
	(In thousands)
Current liabilities:
Accounts payable	$1,576	$5,950
Accrued oil and natural gas liabilities	16,052	17,200
Fair value of derivatives (Notes 6 and 7)	9,833	1,691
Asset retirement obligation (Note 8)	4,272	25,889
Other (Note 10)	4,671	6,276
Total current liabilities	36,404	57,006

Long-term debt (Note 2)	230,000	282,000
Asset retirement obligation (Note 8)	79,297	54,535
Fair value of derivatives (Notes 6 and 7)	6,667	8,768
Other long-term liabilites	48	130
Total liabilities	352,416	402,439

Commitments and contingencies (Note 5)
Unitholders' equity:
Limited partners' equity - 34,880,474 and 31,049,299 units issued
and outstanding at September 30, 2009 and December 31 2008, respectively	335,360	380,509
General partner's equity (approximately 0.1%)	63	124
Total unitholders' equity	335,423	380,633
Total liabilities and unitholders' equity	$687,839	$783,072

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per unit data)
Revenues:
Oil sales	$28,637	$47,912	$69,706	$132,400
Natural gas liquids sales (NGL)	3,367	5,031	7,914	13,314
Natural gas sales	5,894	12,668	15,192	35,293
Total revenues	37,898	65,611	92,812	181,007

Expenses:
Oil and natural gas production	12,517	15,784	35,988	38,827
Production and other taxes	2,251	4,096	5,491	10,654
General and administrative	4,001	2,158	11,269	8,872
Depletion, depreciation, amortization and accretion	13,302	13,082	43,472	33,223
Impairment of long-lived assets	2,375	339	3,982	447
Loss on disposal of assets	26	317	265	391
Total expenses	34,472	35,776	100,467	92,414

Operating income (loss)	3,426	29,835	(7,655)	88,593

Other income (expense):
Interest income	3	11	9	82
Interest expense (Notes 2, 6 and 7)	(8,612)	(4,198)	(11,110)	(7,164)
Equity in income of partnerships	16	47	13	135
Realized and unrealized gain (loss) on oil, NGL
and natural gas swaps and oil collar (Notes 6 and 7)	4,452	202,388	(35,214)	(54,873)
Other	(1)	(9)	9	(28)
Income (loss) before income taxes	(716)	228,074	(53,948)	26,745

Income taxes	(135)	(122)	(406)	(628)
Income (loss) from continuing operations	(851)	227,952	(54,354)	26,117
Gain on sale of discontinued operation (Note 3)	-	-	-	4,954
Net income (loss)	$(851)	$227,952	$(54,354)	$31,071

Income (loss) from continuing operations per unit - basic and diluted	$(0.03)	$7.34	$(1.74)	$0.86

Gain on discontinued operation per unit - basic and diluted	$-	$-	$-	$0.16

Income (loss) per unit - basic and diluted (Note 9)	$(0.03)	$7.34	$(1.74)	$1.02

Weighted average number of units used in computing net income (loss) per unit -
basic	31,613	31,041	31,247	30,443

diluted	31,613	31,076	31,247	30,492

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF UNITHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

				Total
	Number of	Limited	General	Unitholders'
	Limited Partner Units	Partner	Partner	Equity
	(In thousands)

Balance, December 31, 2008	31,049	$380,509	$124	$380,633

Units issued to Legacy Board of Directors
for services	16	259	-	259
Compensation expense on restricted
unit awards issued to employees	-	92	-	92
Vesting of restricted units	20	-	-	-
Net proceeds from equity offering	3,795	57,269	-	57,269
Distributions to unitholders, $1.56 per unit	-	(48,447)	(29)	(48,476)
Net loss	-	(54,322)	(32)	(54,354)
Balance, September 30, 2009	34,880	$335,360	$63	$335,423

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(54,354)	$31,071
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	43,472	33,223
Amortization of debt issuance costs	1,178	386
Impairment of long-lived assets	3,982	447
Loss on derivatives	33,446	54,456
Equity in (income) loss of partnership	(13)	(134)
Unit-based compensation	1,836	1,295
(Gain) loss on disposal of assets	265	(4,563)
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(3,698)	(5,082)
(Increase) decrease in accounts receivable, joint interest owners	3,136	(1,016)
(Increase) decrease in accounts receivable, other	49	(356)
(Increase) decrease in other current assets	1,583	(4,451)
Increase (decrease) in accounts payable	(4,374)	1,195
Increase (decrease) in accrued oil and natural gas liabilities	(1,148)	12,573
Increase (decrease) in other liabilities	(5,561)	844
Total adjustments	74,153	88,817
Net cash provided by operating activities	19,799	119,888
Cash flows from investing activities:
Investment in oil and natural gas properties	(16,253)	(151,372)
Increase in deposit on pending acquisition	-	(3,087)
Proceeds from sale of assets	51	-
Investment in other equipment	(212)	(1,573)
Net cash settlements on oil and natural gas swaps	45,760	(41,659)
Investment in (distribution from) equity method investee	(5)	137
Net cash provided by (used in) investing activities	29,341	(197,554)
Cash flows from financing activities:
Proceeds from long-term debt	31,000	188,000
Payments of long-term debt	(83,000)	(67,000)
Payments of debt issuance costs	(4,546)	(519)
Proceeds from issuance of units, net	57,269	(6)
Distributions to unitholders	(48,476)	(44,745)
Net cash provided by (used in) financing activities	(47,753)	75,730
Net increase (decrease) in cash and cash equivalents	1,387	(1,936)
Cash and cash equivalents, beginning of period	2,500	9,604

Cash and cash equivalents, end of period	$3,887	$7,668

Non-Cash Investing and Financing Activities:

Asset retirement obligations associated with property acquisitions	$3,025	$15,694
Units issued in exchange for oil and natural gas properties	$-	$27,000
Non-cash exchange of oil and gas properties:
Properties received in exchange	$-	$7,746
Properties delivered in exchange	$-	$(3,122)

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

Legacy reviews events occurring after the balance sheet date which could affect its financial position and/or results of operations for the period. Legacy continues to review and evaluate events through the date on which the financial statements are issued, which, for the three- and nine-month periods ending September 30, 2009, is November 5, 2009.

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements for and as of the three and nine months ended September 30, 2009 and 2008.

(b)  Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 805-10 (formerly Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations). ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. ASC 805-10 also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. ASC 805-10 is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which is the Partnership’s fiscal year 2009. However, since Legacy did not consummate any material business combinations during the nine months ended September 30, 2009, the adoption did not materially affect its consolidated financial statements.

In March, 2008, the FASB issued guidance that requires disclosures related to objectives and strategies for using derivatives; the fair-value amounts of, and gains and losses on, derivative instruments; and credit-risk-related contingent features in derivative agreements. This guidance was effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008, which will is the Partnership’s fiscal year 2009. The effect on Legacy’s disclosures for derivative instruments as a result of the adoption of this guidance in 2009 was not significant since the Partnership does not account for any of its derivative transactions as cash flow hedges.

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

In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165, Subsequent Events). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist. This guidance, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. Legacy adopted this guidance for the nine-month period ending September 30, 2009. The adoption of this guidance did not have an impact on Legacy’s financial position or results of operations.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162), which establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This guidance shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this guidance, all then-existing non-SEC accounting and reporting standards are superseded, except as noted within ASC 105-10. Concurrently, all non-grandfathered, non-SEC accounting literature not included in the Codification is deemed non-authoritative with some exceptions as noted within the literature. The adoption of this guidance did not have an impact on Legacy’s financial position or results of operations.

(2)  Credit Facility

In March 2006, as an integral part of the formation of Legacy, Legacy entered into a credit agreement with a senior credit facility (the “Legacy Facility”) with oil and natural gas properties pledged as collateral for borrowings. The initial terms of the Legacy Facility permitted borrowings in the lesser amount of (i) the borrowing base, or (ii) $300 million, increased to $500 million pursuant to the third amendment effective October 24, 2007. The initial borrowing base, set on March 16, 2006, was $130 million. The borrowing base, which was redetermined pursuant to the fourth amendment to the credit agreement, was increased to $272 million as of April 24, 2008 and further increased to $320 million coincident with the closing of the COP III Acquisition, which closed on April 30, 2008. On October 6, 2008, the borrowing base was increased to $383.76 million pursuant to the fifth amendment and further increased to $410 million with the addition of two additional banks to the credit facility. Under the Legacy Facility, as amended, interest on debt outstanding was charged based on Legacy’s selection of a LIBOR rate plus 1.50% to 2.125%, or the alternate base rate (“ABR”) which equaled the higher of the prime rate or the Federal funds effective rate plus 0.50%, plus an applicable margin between 0% and 0.50%.

On March 27, 2009, Legacy entered into a new three-year secured revolving credit facility with BNP Paribas as administrative agent (the “New Credit Agreement”). Borrowings under the New Credit Agreement mature on April 1, 2012. The New Credit Agreement permits borrowings in the lesser amount of (i) the borrowing base, or (ii) $600 million. The borrowing base under the New Credit Agreement is $340 million as of September 30, 2009. The borrowing base is redetermined every six months and will be adjusted based upon changes in the fair market value of Legacy’s oil and natural gas assets. Under the New Credit Agreement, interest on debt outstanding is charged based on Legacy’s selection of a LIBOR rate plus 2.25% to 3.0%, or the alternate base rate (“ABR”) which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or LIBOR plus 1.50%, plus an applicable margin between 0.75% and 1.50%.

As of September 30, 2009, Legacy had outstanding borrowings of $230 million at a weighted-average interest rate of 3.0%. Legacy had approximately $109.7 million of availability remaining under the New Credit Agreement as of September 30, 2009. For the three- and nine-month periods ended September 30, 2009, Legacy paid in cash $2.6 million and $10.3 million, respectively, of interest expense on the Legacy Facility and New Credit Agreement, which does not include the $4.3 million of upfront fees paid in cash related to the New Credit Agreement. These fees will be amortized over the life of the New Credit Agreement. The New Credit Agreement contains certain loan covenants requiring minimum financial ratio coverages, including the current ratio and EBITDA to interest expense. At September 30, 2009, Legacy was in compliance with all aspects of the New Credit Agreement.

Long-term debt consists of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(In thousands)
Legacy Facility- due April 2012	$230,000	$282,000

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

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the COP III and Pantwist Acquisitions had each occurred on January 1, 2008. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per unit data)
Revenues	$37,898	$67,888	$92,812	$196,030

Net income (loss)	$(851)	$228,738	$(54,354)	$36,407

Loss per unit - basic and diluted:	$(0.03)	$7.37	$(1.74)	$1.17

Units used in computing loss per unit:

basic	31,613	31,041	31,247	31,033

diluted	31,613	31,076	31,247	31,082

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

Legacy uses Lynch, Chappell and Alsup for legal services. Alan Brown, brother of Cary D. Brown, is a less than ten percent shareholder in this firm. Legacy paid legal fees to Lynch, Chappell and Alsup of $117,808 and $88,253 for the nine months ended September 30, 2009 and 2008, respectively.

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

On October 19, 2009, Legacy and Black Oak Resources, LLC executed a Mutual Termination Agreement and Release of the Participation Agreement previously entered into by the parties on September 24, 2008. Under the Participation Agreement, Legacy had agreed to invest up to $20 million over three years in the acquisition and development of all oil and natural gas properties acquired by Black Oak during such period. Legacy has not been required to make any investments jointly with Black Oak pursuant to the Participation Agreement. Legacy did not incur any costs related to the termination agreement of the Partnership Agreement. The Termination Agreement releases Legacy from all duties, rights, claims, obligations and liabilities arising from, in connection with, or relating to, the Participation Agreement, including the obligation to offer certain business opportunities to Black Oak.

(6)  Fair Value Measurements

As defined in ASC 820-10 (formerly SFAS 157), fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

As required by ASC 820-10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Legacy’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009:

	Fair Value Measurements at September 30, 2009 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Total Carrying
	Identical Assets	Inputs	Inputs	Value as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2009
	(In thousands)
Oil, NGL and natural gas derivative swaps	$-	$34,357	$9,208	$43,565
Oil collars	-	-	10,365	10,365
Interest rate swaps	-	(8,690)	-	(8,690)
Total	$-	$25,667	$19,573	$45,240

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant
	Unobservable
	Inputs
	(Level 3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Beginning balance	$23,899	$(23,131)	$28,985	$(4,502)
Total gains or (losses)	(1,118)	28,793	1,241	7,841
Settlements	(3,208)	1,559	(10,653)	3,882
Ending balance	$19,573	$7,221	$19,573	$7,221

Change in unrealized gains (losses) included in earnings relating to derivatives
still held as of September 30, 2009 and 2008	$(4,326)	$30,352	$(9,412)	$11,723

Fair Value on a Non-Recurring Basis

On January 1, 2009, Legacy adopted the provisions of ASC 820-10 (formerly SFAS 157) for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. As it relates to Legacy, the adoption applies to certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; impaired oil and natural gas property assessments; and the initial recognition of asset retirement obligations for which fair value is used.

This adoption of ASC 820-10 did not have a material impact on Legacy’s consolidated financial statements or its disclosures with respect to the initial recognition of asset retirement obligations during the nine-month period ended September 30, 2009. These estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, Legacy has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of Legacy’s asset retirement obligation is presented in Note 8.

New assets measured at fair value during the nine-month period ended September 30, 2009 include:

	Fair Value Measurements at September 30, 2009 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Total Carrying
	Identical Assets	Inputs	Inputs	Value as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2009
	(In thousands)
Assets:
Proved oil and natural gas properties	$-	$-	$9,358	$9,358	(a)
Total	$-	$-	$9,358	$9,358

(a)
Legacy utilizes ASC 360-10-35 (formerly Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), to periodically review oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the nine-month period ended September 30, 2009, Legacy incurred impairment charges of $4.0 million as oil and natural gas properties with a net cost basis of $7.7 million were written down to their fair value of $3.7 million. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets. In addition, Legacy utilizes ASC 805-10 to identify and record the fair value of assets and liabilities acquired in a business combination. During the nine-month period ended September 30, 2009, Legacy acquired oil and natural gas properties with a fair value of $5.6 million in three individually immaterial transactions. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

 (7)  Derivative Financial Instruments

Commodity derivative transactions

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

All of these price risk management transactions are considered derivative instruments and accounted for in accordance with ASC 815 (formerly SFAS 133). These derivative instruments are intended to reduce Legacy’s price risk and may be considered hedges for economic purposes but Legacy has chosen not to designate them as cash flow hedges for accounting purposes. Therefore, all derivative instruments are recorded on the balance sheet at fair value with changes in fair value being recorded in earnings for the period ended September 30, 2009.

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

For the three and nine months ended September 30, 2009 and 2008, Legacy recognized realized and unrealized gains and losses related to its oil, NGL and natural gas derivative transactions. The impact on net income (loss) from derivative activities was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Crude oil derivative contract settlements	$6,386	$(17,463)	$33,981	$(36,636)
Natural gas liquid derivative contract settlements	77	(1,359)	749	(3,092)
Natural gas derivative contract settlements	3,663	(928)	11,030	(1,931)
Total commodity derivative contract settlements	10,126	(19,750)	45,760	(41,659)

Unrealized change in fair value - oil contracts	(540)	185,730	(76,449)	(18,848)
Unrealized change in fair value - natural gas liquid contracts	(130)	4,143	(1,255)	1,560
Unrealized change in fair value - natural gas contracts	(5,004)	32,265	(3,270)	4,074
Total unrealized change in fair value of commodity derivative contracts	(5,674)	222,138	(80,974)	(13,214)
Total realized and unrealized gains (losses) on commodity derivative contracts	$4,452	$202,388	$(35,214)	$(54,873)

As of September 30, 2009, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
October - December 2009	372,394	$ 82.81	$61.05 - $140.00
2010	1,397,973	$ 82.37	$60.15 - $140.00
2011	1,155,712	$ 88.07	$67.33 - $140.00
2012	969,812	$ 81.28	$67.72 - $109.20
2013	490,025	$ 81.31	$80.10 - $82.00

On June 24, 2008, Legacy entered into a NYMEX West Texas Intermediate crude oil derivative collar contract that combines a put option or “floor” with a call option or “ceiling.” The following table summarizes the contract as of September 30, 2009:

		Average	Average
Calendar Year	Volumes (Bbls)	Floor	Ceiling
October - December 2009	19,000	$ 120.00	$ 156.30
2010	71,800	$ 120.00	$ 156.30
2011	68,300	$ 120.00	$ 156.30
2012	65,100	$ 120.00	$ 156.30

As of September 30, 2009, Legacy had the following NYMEX Henry Hub, ANR-OK and Waha natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
October - December 2009	913,715	$ 7.45	$3.40 - $9.29
2010	3,740,859	$ 7.26	$5.33 - $9.73
2011	2,892,316	$ 7.57	$6.13 - $8.70
2012	1,945,736	$ 7.79	$6.80 - $8.70
2013	730,000	$ 6.89	$6.89

As of September 30, 2009, Legacy had the following gas basis swaps in which it receives floating NYMEX prices less a fixed basis differential and pay prices on the floating Waha index, a natural gas hub in West Texas. The prices that Legacy receives for its natural gas sales in the Permian Basin follow Waha more closely than NYMEX:

	Annual	Basis Differential
Calendar Year	Volumes (MMBtu)	per MMBtu
October - December 2009	330,000	($0.68)
2010	1,200,000	($0.57)

As of September 30, 2009, Legacy had the following Mont Belvieu, Non-Tet OPIS natural gas liquids swaps paying floating natural gas liquids prices and receiving fixed prices for a portion of its future natural gas liquids production as indicated below:

		Average	Price
Calendar Year	Volumes (Gal)	Price per Gal	Range per Gal
October - December 2009	566,370	$ 1.15	$1.15

Interest rate derivative transactions

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

Legacy accounts for these interest rate swaps pursuant to ASC 815 which establishes accounting and reporting standards requiring that derivative instruments be recorded at fair market value and included in the balance sheet as assets or liabilities.

As the term of Legacy’s interest rate swaps extends through December of 2013, a period that extends beyond the term of the New Credit Agreement, which expires on April 1, 2012, Legacy did not specifically designate these derivative transactions as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments, which amounted to $1.8 million and $0.4 million for the nine months ended September 30, 2009 and 2008, respectively, is recorded in current earnings as a reduction of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Interest rate swap settlements	$1,933	$289	$3,812	$412
Unrealized change in fair value - interest rate swaps	3,644	1,000	(1,768)	(417)
Total increase (decrease) to interest expense, net	$5,577	$1,289	$2,044	$(5)

The table below summarizes the interest rate swap position as of September 30, 2009.

				Estimated
				Fair Market Value
	Fixed	Effective	Maturity	at September 30,
Notional Amount	Rate	Date	Date	2009
(Dollars in thousands)
$29,000	4.090%	10/16/2007	10/16/2013	$(2,156)
$13,000	4.110%	11/16/2007	11/16/2013	(979)
$12,000	4.110%	11/28/2007	11/28/2013	(889)
$60,000	2.650%	4/1/2008	4/1/2013	(1,178)
$50,000	3.100%	10/10/2008	10/10/2013	(1,765)
$50,000	3.090%	10/10/2008	10/10/2013	(1,744)
$50,000	2.295%	12/18/2008	12/18/2013	21
Total Fair Market Value of interest rate derivatives				$(8,690)

 (8)  Asset Retirement Obligation

ASC 410-20 (formerly SFAS 143) requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at Legacy’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset.

The following table reflects the changes in the ARO during the nine months ended September 30, 2009 and year ended December 31, 2008.

	September 30,	December 31,
	2009	2008
	(In thousands)
Asset retirement obligation - beginning of period	$80,424	$15,920

Liabilities incurred with properties acquired	3,025	25,023
Liabilities incurred with properties drilled	-	456
Liabilities settled during the period	(2,130)	(440)
Liabilities associated with properties sold	-	(304)
Current period accretion	2,250	1,396
Current period revisions to previous estimates	-	38,373
Asset retirement obligation - end of period	$83,569	$80,424

(9) Earnings (Loss) Per Unit

    The following table sets forth the computation of basic and diluted net earnings (loss) per unit:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Income (loss) available to unitholders	$(851)	$227,952	$(54,354)	$31,071
Weighted average number of units outstanding	31,613	31,041	31,247	30,443
Effect of dilutive securities:
Unit Options	-	21	-	30
Restricted units	-	14	-	19
Weighted average units and potential units outstanding	31,613	31,076	31,247	30,492
Basic and diluted earnings (loss) per unit	$(0.03)	$7.34	$(1.74)	$1.02

(10)  Unit-Based Compensation

Long-Term Incentive Plan

Concurrent with the Legacy Formation on March 15, 2006, a Long-Term Incentive Plan for Legacy was created and Legacy adopted ASC 718 (formerly SFAS 123(R)). Legacy adopted the Legacy Reserves LP Long-Term Incentive Plan (“LTIP”) for its employees, consultants and directors, its affiliates and its general partner. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights. The LTIP permits the grant of awards covering an aggregate of 2,000,000 units. As of September 30, 2009, grants of awards net of forfeitures covering 898,730 units had been made, comprised of 728,364 unit options and unit appreciation rights awards, 65,116 restricted unit awards and 105,250 phantom unit awards. The LTIP is administered by the compensation committee of the board of directors of Legacy’s general partner (the “Compensation Committee”).

ASC 718 requires companies to measure the cost of employee services in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period of the award. Prior to April 2007, Legacy utilized the equity method of accounting as described in SFAS 123(R) to recognize the cost associated with unit options. However, ASC 718 stipulates that “if an entity that nominally has the choice of settling awards by issuing stock predominately settles in cash, or if the entity usually settles in cash whenever an employee asks for cash settlement, the entity is settling a substantive liability rather than repurchasing an equity instrument.”

The initial vesting of options occurred on March 15, 2007, with initial option exercises occurring in April 2007. At the time of the initial exercise, Legacy settled these exercises in cash and determined it was likely to do so for future option exercises. Consequently, in April 2007, Legacy began accounting for unit option grants by utilizing the liability method as described in ASC 718. The liability method requires companies to measure the cost of the employee services in exchange for a cash award based on the fair value of the underlying security at the end of the period. Compensation cost is recognized based on the change in the liability between periods.

Unit Options and Unit Appreciation Rights

During the year ended December 31, 2008, Legacy issued 104,000 unit appreciation rights (“UARs”) to employees which vest ratably over a three-year period and 108,450 UARs to employees which cliff-vest at the end of a three-year period. During the nine-month period ended September 30, 2009, Legacy issued 8,000 UARs to employees which vest ratably over a three-year period and 116,951 UARs to employees which cliff-vest at the end of a three-year period. All UARs granted in 2008 and those granted prior to August 20, 2009 expire five years from the grant date and are exercisable when they vest. Those UARs granted on or after August 20, 2009 expire seven years from the grant date and are exercisable when they vest.

For the nine-month periods ended September 30, 2009 and 2008, Legacy recorded $1,099,018 and $258,127, respectively, of compensation expense due to the change in liability from December 31, 2008 and 2007, respectively, based on its use of the Black-Scholes model to estimate the September 30, 2009 and 2008 fair value of these unit options and UARs. As of September 30, 2009, there was a total of $788,880 of unrecognized compensation costs related to the unexercised and non-vested portion of these unit options and UARs. At September 30, 2009, this cost was expected to be recognized over a weighted-average period of approximately 3.4 years. Compensation expense is based upon the fair value as of September 30, 2009 and is recognized as a percentage of the service period satisfied. Since Legacy has limited trading history, it has used an estimated volatility factor of approximately 71% based upon the historical trends of a representative group of publicly-traded companies in the energy industry and employed the Black-Scholes model to estimate the September 30, 2009 fair value to be realized as compensation cost based on the percentage of service period satisfied. In the absence of historical data, Legacy has assumed an estimated forfeiture rate of 5%. As required by ASC 718, Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.08 per unit.

A summary of option and UAR activity for the nine months ended September 30, 2009 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Units	Price	Term	Value

Outstanding at January 1, 2009	591,682
Granted	124,951	$15.83
Exercised	-	$-
Forfeited	(16,637)	$20.53
Outstanding at September 30, 2009	699,996	$19.22	3.40	$174,968	(a)

Options and UARs exercisable at September 30, 2009	299,451	$19.24	1.98	$-	(b)

(a)
At September 30, 2009, the market value of the Partnership’s units was $16.93, a price which was less than the average exercise price of outstanding options and UARs of $19.22. At September 30, 2009, there were 130,951 units with a weighted average intrinsic value of $1.34 per unit.

(b)
At September 30, 2009, there were no exercisable options or UARs with an intrinsic value due to the market value of the Partnership’s units of $16.93, a price which is less than the average exercise price of $19.24 per unit for exercisable options and UARs.

The following table summarizes the status of Legacy’s non-vested unit options and UARs since January 1, 2009:

	Non-Vested Options and UARs
		Weighted-
	Number of	Average Fair
	Units	Value
Non-vested at January 1, 2009	421,720	$1.75
Granted	124,951	15.83
Vested - Unexercised	(133,166)	19.85
Vested - Exercised	-	-
Forfeited	(12,960)	19.92
Non-vested at September 30, 2009	400,545	$19.24

Legacy has used a weighted-average risk-free interest rate of 1.5% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at September 30, 2009 whose term is consistent with the expected life of the unit options and UARs. Expected life represents the period of time that options and UARs are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Nine Months Ended
September 30,
2009
Expected life (years)	3.4
Annual interest rate	1.5%
Annual distribution rate per unit	$2.08
Volatility	71%

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

On August 20, 2007, the board of directors of Legacy’s general partner, upon recommendation from the Compensation Committee, approved phantom unit awards of up to 175,000 units to five key executives of Legacy based on achievement of targeted annualized per unit distribution levels over a base amount of $1.64 per unit.  These awards are to be determined annually based solely on the annualized level of per unit distributions for the fourth quarter of each calendar year and subsequently vest over a three-year period. There is a range of 0% to 100% of the distribution levels at which the performance condition may be met. For each quarter, management recommends to the board an appropriate level of per unit distribution based on available cash of Legacy. The level of distribution is set by the board subsequent to management’s recommendation. Probable issuances for the purposes of calculating compensation expense associated therewith are determined based on management’s determination of probable future distribution levels. Expense associated with probable vesting is recognized over the period from the date probable vesting is determined to the end of the three-year vesting period. On February 4, 2008, the Compensation Committee approved the award of 28,000 phantom units to Legacy’s five executive officers. On January 29, 2009, the Compensation Committee approved the award of 49,000 phantom units to Legacy’s five executive officers. In conjunction with these grants, the executive officers are entitled to DERs for unvested units held at the date of dividend payment. Compensation expense related to the phantom units and associated DERs was $675,702 and $582,594 for the nine months ended September 30, 2009 and 2008, respectively. On September 21, 2009, the board of directors of Legacy’s general partner, upon recommendation from the Compensation Committee, revised the aforementioned equity-based incentive compensation plan for executive officers. The revised plan will employ a mix of subjective and objective measures. The resulting grant amounts will be determined based on the dollar amount of the intended grant value divided by the average closing price of Partnership units over the 20 trading days preceding the date of grant. Additionally, the vesting of grants of units under the objective component of equity-based incentive compensation will be subject to the achievement of certain performance criteria in the fiscal year prior to the applicable vesting date. The vesting of grants of units under the subjective component will not be subject to such performance criteria. As the revised plan is based on annual results beginning in fiscal year 2009, no awards have been made under the plan as of September 30, 2009.

On March 15, 2006, Legacy issued an aggregate of 52,616 restricted units to two employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. On May 5, 2006, Legacy issued 12,500 restricted units to an employee. The restricted units awarded vest ratably over a five-year period, beginning on March 31, 2007. Compensation expense related to restricted units was $92,335 and $255,492 for the nine months ended September, 30, 2009 and 2008, respectively. As of September 30, 2009, there was a total of $63,283 of unrecognized compensation expense related to the non-vested portion of these restricted units. At September 30, 2009, this cost was expected to be recognized over a weighted-average period of 1.5 years. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at September 30, 2009, do not include 5,000 units related to unvested restricted unit awards.

On March 5, 2008, Legacy issued 583 units, granted on January 23, 2008, to its newly elected non-employee director as part of his pro-rata annual compensation for serving on Legacy’s board. The value of each unit was $21.20 at the time of grant. On August 29, 2008, Legacy issued 2,500 units, granted on August 26, 2008, to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $20.09 at the time of issuance. On August 20, 2009, Legacy granted and issued 3,227 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $16.07 at the time of issuance.

 (11)  Subsequent Events

On October 19, 2009, Legacy and Black Oak Resources, LLC (“Black Oak”) executed a Mutual Termination Agreement and Release of the Participation Agreement (the “Participation Agreement”) previously entered into by the parties on September 24, 2008. Under the Participation Agreement, Legacy had agreed to invest up to $20 million over three years in the acquisition and development of all oil and natural gas properties acquired by Black Oak during such period. Legacy has not been required to make any investments jointly with Black Oak pursuant to the Participation Agreement. Legacy did not incur any costs related to the termination of the Participation Agreement. The Termination Agreement releases Legacy from all duties, rights, claims, obligations and liabilities arising from, in connection with, or relating to, the Participation Agreement, including the obligation to offer certain business opportunities to Black Oak.

On October 22, 2009, Legacy’s board of directors approved a distribution of $0.52 per unit payable on November 13, 2009 to unitholders of record on November 2, 2009.

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

Outlook:  During the second half of 2008 and the first quarter of 2009, commodity prices decreased drastically in response to a global reduction in the demand for oil and natural gas. While we expected 2009 to be very challenging, the significant increase in oil prices in the second and third quarters of 2009 has significantly improved Legacy’s liquidity position and financial outlook. However, we cannot predict future commodity prices nor the future conditions of the credit markets or the availability of the financial markets. Any sustained period of reduced commodity prices would have an adverse effect on our operating income and cash flow in future periods resulting in decreased revenues and higher depletion rates, and as a result, would adversely impact our ability to pay cash distributions at current levels.

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

Production and Operating Costs Reporting

We strive to increase our production levels to maximize our revenue and cash available for distribution. Additionally, we continuously monitor our operations to ensure that we are incurring operating costs at the optimal level. Accordingly, we continuously monitor our production and operating costs per well to determine if any wells or properties should be shut-in, recompleted or sold.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per unit data)
Revenues:
Oil sales	$28,637	$47,912	$69,706	$132,400
Natural gas liquid sales	3,367	5,031	7,914	13,314
Natural gas sales	5,894	12,668	15,192	35,293
Total revenue	$37,898	$65,611	$92,812	$181,007

Expenses:
Oil and natural gas production	$11,462	$14,751	$32,671	$36,005
Ad valorem taxes	$1,055	$1,033	$3,317	$2,822
Total oil and natural gas production	$12,517	$15,784	$35,988	$38,827
Production and other taxes	$2,251	$4,096	$5,491	$10,654
General and administrative	$4,001	$2,158	$11,269	$8,872
Depletion, depreciation, amortization and accretion	$13,302	$13,082	$43,472	$33,223

Realized swap settlements
Realized gain (loss) on oil swaps	$6,386	$(17,463)	$33,981	$(36,636)
Realized gain (loss) on natural gas liquid swaps	$77	$(1,359)	$749	$(3,092)
Realized gain (loss) on natural gas swaps	$3,663	$(928)	$11,030	$(1,931)

Production:
Oil - barrels	438	416	1,339	1,191
Natural gas liquids - gallons	4,084	3,301	11,316	8,843
Natural gas - Mcf	1,306	1,222	3,813	3,518
Total (MBoe)	753	698	2,244	1,988
Average daily production (Boe/d)	8,185	7,587	8,220	7,255

Average sales price per unit (excluding swaps):
Oil price per barrel	$65.38	$115.17	$52.06	$111.17
Natural gas liquid price per gallon	$0.82	$1.52	$0.70	$1.51
Natural gas price per Mcf	$4.51	$10.37	$3.98	$10.03
Combined (per Boe)	$50.33	$94.00	$41.36	$91.05

Average sales price per unit (including realized swap gains/losses):
Oil price per barrel	$79.96	$73.19	$77.44	$80.41
Natural gas liquid price per gallon	$0.84	$1.11	$0.77	$1.16
Natural gas price per Mcf	$7.32	$9.61	$6.88	$9.48
Combined (per Boe)	$63.78	$65.70	$61.75	$70.09

NYMEX oil index prices per barrel:
Beginning of Period	$69.89	$140.00	$44.60	$95.98
End of Period	$70.61	$100.64	$70.61	$100.64

NYMEX gas index prices per Mcf:
Beginning of Period	$3.84	$13.35	$5.62	$7.48
End of Period	$4.84	$7.72	$4.84	$7.72

Average unit costs per Boe:
Oil and natural gas production	$15.22	$21.13	$14.56	$18.11
Ad valorem taxes	$1.40	$1.48	$1.48	$1.42
Production and other taxes	$2.99	$5.87	$2.45	$5.36
General and administrative	$5.31	$3.09	$5.02	$4.46
Depletion, depreciation, amortization and accretion	$17.67	$18.74	$19.37	$16.71

Results of Operations

Three-Month Period Ended September 30, 2009 Compared to Three-Month Period Ended September 30, 2008

Legacy’s revenues from the sale of oil were $28.6 million and $47.9 million for the three-month periods ended September 30, 2009 and 2008, respectively. Legacy’s revenues from the sale of NGLs were $3.4 million and $5.0 for the three-month periods ended September 30, 2009 and 2008, respectively. Legacy’s revenues from the sale of natural gas were $5.9 million and $12.7 million for the three-month periods ended September 30, 2009 and 2008, respectively. The $19.3 million decrease in oil revenues reflects the decrease in average realized price of $49.79 per Bbl (43%). This price decline was partially offset by an increase in oil production of 22 MBbls (5%) due primarily to Legacy’s purchase of the oil and natural gas properties in the Pantwist Acquisition. The $1.6 million decrease in proceeds from NGL sales reflects the decrease in realized NGL price of $0.70 per gallon (46%) partially offset by an increase in NGL production of approximately 783 MGals (24%) due primarily to Legacy’s purchase of oil and natural gas properties in the Pantwist Acquisition. The $6.8 million decrease in natural gas revenues reflects the decrease in average realized price per Mcf of $5.86 per Mcf (56%) partially offset by an increase in natural gas production of approximately 84 MMcf (7%) due primarily to Legacy’s purchase of oil and natural gas properties in the Pantwist Acquisition.

For the three-month period ended September 30, 2009, Legacy recorded $4.4 million of net gains on oil, NGL and natural gas swaps comprised of realized gains of $10.1 million from net cash settlements of oil, NGL and natural gas swap contracts and net unrealized loss of $5.7 million. Legacy had unrealized net losses from oil swaps because the price of oil increased during the three-month period ended September 30, 2009. As a point of reference, the NYMEX price for light sweet crude oil for the near-month close increased from $69.89 per Bbl at June 30, 2009 to $70.61 per Bbl at September 30, 2009, a price which is less than the average contract prices of Legacy’s outstanding oil swap contracts, but greater than the price at June 30, 2009, resulting in a reduction of unrealized net gain attributable to Legacy’s outstanding oil swap contracts. Due to the increase in oil prices during the quarter, the differential between Legacy’s fixed price oil swaps and NYMEX decreased, resulting in losses for the quarter. Legacy had unrealized net losses from NGL swaps because NGL prices increased during the three-month period ended September 30, 2009. Legacy had unrealized net losses from natural gas swaps because the NYMEX natural gas prices increased during the three-month period ended September 30, 2009. As a point of reference, the NYMEX price for natural gas for the near-month close increased from $3.84 per MMBtu at June 30, 2009 to $4.84 per MMBtu at September 30, 2009, a price which is less than the average contract prices of Legacy’s outstanding natural gas swap contracts, but greater than the price at June 30, 2009, resulting in a decrease of unrealized net gain attributable to Legacy’s outstanding natural gas swap contracts. For the three-month period ended September 30, 2008, Legacy recorded $202.4 million of net gains on oil, NGL and natural gas swaps comprised of realized losses of $19.7 million from net cash settlements of oil, NGL and natural gas swap contracts and a net unrealized gain of $185.7 million on oil swap contracts, due to the decrease in oil prices during the quarter which decreased the differential between the NYMEX oil index price and our fixed price oil swaps, a net unrealized gain of $4.1 million on NGL swap contracts and a net unrealized gain of $32.3 million on natural gas swap contracts, due to the decrease in natural gas prices during the period. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, decreased to $11.5 million ($15.22 per Boe) for the three-month period ended September 30, 2009, from $14.8 million ($21.13 per Boe) for the three-month period ended September 30, 2008. Production expenses decreased primarily due to industry-wide cost decreases, particularly those directly related to lower commodity prices, such as the cost of electricity, which powers artificial lift equipment and pumps involved in the production of oil. This decrease was partially offset by increased oil and natural gas production expenses related to the Pantwist Acquisition. Legacy’s ad valorem expense increased to $1.1 million ($1.40 per Boe) for the three-month period ended September 30, 2009, from $1.0 million ($1.48 per Boe) for the three-month period ended September 30, 2008 primarily because of increased property values from the Pantwist acquisition and periods of ownership from 2008 acquisitions.

Legacy’s production and other taxes were $2.3 million and $4.1 million for the three-month periods ended September 30, 2009 and 2008, respectively. Production and other taxes decreased primarily because of the decrease in realized prices. As production and other taxes are a function of price and volume, the decrease is consistent with the decrease in realized prices.

Legacy’s general and administrative expenses were $4.0 million and $2.2 million for the three-month periods ended September 30, 2009 and 2008, respectively. General and administrative expenses increased approximately $1.8 million between the three-month periods ended September 30, 2009 and 2008 primarily due to increases in non-cash LTIP expenses of $1.7 million due to increased grant amounts and rising unit prices. As the LTIP is tied to our unit performance, rising unit prices causes an increase in LTIP expenses whereas our unit prices decreased during the three-month period ended September 30, 2008, which reduced the expenses related to our LTIP.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $13.3 million and $13.1 million for the three-month periods ended September 30, 2009 and 2008, respectively. DD&A increased partially because of DD&A related to the Pantwist Acquisition. This increase was partially offset by the decrease in DD&A expense per Boe, from $18.74 to $17.67 for the three-month periods ended September 30, 2008 and 2009, respectively, which reflects the decreased net cost basis of our producing properties due to the large impairments incurred in the fourth quarter of 2008.

Impairment expense was $2.4 million and $0.3 for the three-month periods ended September 30, 2009 and 2008, respectively. In the three-month period ended September 30, 2009, Legacy recognized impairment expense in a single producing field, due to the net cost basis of the field exceeding the estimated future net revenues. The net cost basis was impacted by the ARO asset incurred at the acquisition date of the field. Due to the high number of non-producing or shut-in wells in the field, the ARO asset addition to the cost basis resulted in impairment as there were no future net revenues attributable to these properties. The impairment expense for the period ended September 30, 2008, involved twelve producing fields due primarily to lower commodity prices and rising production costs.

Legacy recorded interest expense of $8.6 million and $4.2 million for the three-month periods ended September 30, 2009 and 2008, respectively, due to $3.6 million and $1.0 million of interest expense, respectively, related to the mark-to-market of our interest rate swaps. Both interest expense and interest rate swap settlements were larger during the three-month period ended September 30, 2009, due to higher average debt balances. Though the lower average interest rates reduced the associated interest expense amounts in the three-month period ended September 30, 2009, they increased the settlement payments associated with our interest rate swaps by approximately $1.6 million.

Nine-Month Period Ended September 30, 2009 Compared to Nine-Month Period Ended September 30, 2008

Legacy’s revenues from the sale of oil were $69.7 million and $132.4 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Legacy’s revenues from the sale of NGLs were $7.9 million and $13.3 for the nine-month periods ended September 30, 2009 and 2008, respectively. Legacy’s revenues from the sale of natural gas were $15.2 million and $35.3 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The $62.7 million decrease in oil revenues reflects the decrease in average realized price of $59.11 per Bbl (53%). This price decline was partially offset by an increase in oil production of 148 MBbls (12%) due primarily to Legacy’s purchase of the oil and natural gas properties in the COP III and Pantwist Acquisitions. The $5.4 million decrease in proceeds from NGL sales reflects the decrease in realized NGL price of $0.81 per gallon (54%) partially offset by an increase in NGL production of approximately 2,473 MGals (28%) due primarily to Legacy’s purchase of oil and natural gas properties in the COP III and Pantwist Acquisitions. The $20.1 million decrease in natural gas revenues reflects the decrease in average realized price of $6.05 per Mcf (60%) partially offset by an increase in natural gas production of approximately 295 MMcf (8%) due primarily to Legacy’s purchase of oil and natural gas properties in the COP III and Pantwist Acquisitions.

For the nine-month period ended September 30, 2009, Legacy recorded $35.2 million of net losses on oil, NGL and natural gas swaps comprised of realized gains of $45.8 million from net cash settlements of oil, NGL and natural gas swap contracts and a net unrealized loss of $81.0 million. Legacy had unrealized net losses from oil swaps because the price of oil increased during the nine-month period ended September 30, 2009. As a point of reference, the NYMEX price for light sweet crude oil for the near-month close increased from $44.60 per Bbl at December 31, 2008 to $70.61 per Bbl at September 30, 2009, a price which is less than the average contract prices of Legacy’s outstanding oil swap contracts, but greater than the price at December 31, 2008, resulting in a reduction of unrealized net gain attributable to Legacy’s outstanding oil swap contracts. Due to the increase in oil prices during the nine-month period ending September 30, 2009, the differential between Legacy’s fixed price oil swaps and NYMEX decreased, resulting in losses for the period. Legacy had unrealized net losses from NGL swaps because NGL prices increased during the nine-month period ended September 30, 2009. Legacy had unrealized net losses from natural gas swaps even though the NYMEX natural gas prices decreased during the nine-month period ended September 30, 2009. As a point of reference, the NYMEX price for natural gas for the near-month close decreased from $5.62 per MMBtu at December 31, 2008 to $4.84 per MMBtu at September 30, 2009, a price which is less than the average contract prices of Legacy’s outstanding natural gas swap contracts. However, the income assumed from the decrease in prices was offset by natural gas swaps with lower fixed prices entered into during the nine months ended September 30, 2009. For the nine-month period ended September 30, 2008, Legacy recorded $54.9 million of net losses on oil, NGL and natural gas swaps comprised of realized losses of $41.7 million from net cash settlements of oil, NGL and natural gas swap contracts and a net unrealized loss of $18.8 million on oil swap contracts, due to the increase in oil prices during the nine-month period ended September 30, 2008, which increased the differential between the NYMEX oil index price and our fixed price oil swaps, a net unrealized gain of $1.6 million on NGL swap contracts and a net unrealized gain of $4.1 million on natural gas swap contracts, due to the increase in natural gas prices during the period. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, decreased to $32.7 million ($14.56 per Boe) for the nine-month period ended September 30, 2009, from $36.0 million ($18.11 per Boe) for the nine-month period ended September 30, 2008. Production expenses decreased primarily because of a $2.2 million reduction in workover activity for the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008 as well as a general decrease in the cost of goods and services over the same time period. This decrease was partially offset by increased oil and natural gas production expenses related to the COP III and Pantwist Acquisitions. Legacy’s ad valorem expense increased to $3.3 million ($1.48 per Boe) for the nine-month period ended September 30, 2009, from $2.8 million ($1.42 per Boe) for the nine-month period ended September 30, 2008 primarily because of increased property values from the COP III and Pantwist Acquisitions.

Legacy’s production and other taxes were $5.5 million and $10.7 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Production and other taxes decreased primarily because of the decrease in realized prices. As production and other taxes are a function of price and volume, the decrease is consistent with the decrease in realized prices.

Legacy’s general and administrative expenses were $11.3 million and $8.9 million for the nine-month periods ended September 30, 2009 and 2008, respectively. General and administrative expenses increased approximately $2.4 million between the nine-month periods ended September 30, 2009 and 2008 primarily due to costs incurred related to the review of the Proposal Letter from Apollo Management VII, LP (“Apollo Management”) in which Apollo Management had offered to acquire all of the outstanding units of Legacy (the “Apollo Offer”). Legacy incurred legal, consulting and board fees of approximately $1.3 million during the nine-month period ended September 30, 2009 to evaluate the Apollo Offer. In addition, Legacy incurred approximately $0.8 million in increased non-cash compensation expense related to the LTIP in the nine-month period ended September 30, 2009 due to increases in our unit price.

Legacy’s DD&A was $43.5 million and $33.2 million for the nine-month periods ended September 30, 2009 and 2008, respectively. DD&A increased partially because of DD&A related to the COP III and Pantwist Acquisitions. In addition, the increase in DD&A expense per Boe, from $16.71 to $19.73 for the nine-month periods ended September 30, 2008 and 2009, respectively, reflects the decreased commodity prices combined with the higher cost basis of the producing oil and natural gas properties acquired in recent acquisitions.

Impairment expense was $4.0 million and $0.4 million for the nine-month periods ended September 30, 2009 and 2008, respectively. In the period ended September 30, 2009, Legacy recognized impairment expense in seven separate producing fields, due primarily to lower natural gas prices, increased cost basis on an acquired field and, in the case of one field, performance. The impairment expense for the period ended September 30, 2008, involved fifteen producing fields due primarily to costs incurred in the period during which the estimated production revenues did not exceed the costs.

Legacy recorded interest expense of $11.1 million and $7.2 million for the nine-month periods ended September 30, 2009 and 2008, respectively, reflecting higher average borrowings in the period ended September 30, 2009 partially offset by lower average interest rates, increased amortization of financing costs related to the New Credit Agreement and increased interest rate swap settlements partially offset by reduced interest rate swap mark-to-market expenses.

Non-GAAP Financial Measures

For the three months ended September 30, 2009 and 2008, respectively, Adjusted EBITDA increased 32% to $30.8 million from $23.4 million primarily due to $10.1 million of cash receipts on commodity derivative settlements for the three-month period ended September 30, 2009 compared to cash disbursements of $19.8 million for the three-month period ended September 30, 2008, as well as decreases in operating expenses for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. These changes more than offset the higher revenues received from oil, NGL and natural gas sales in the three months ended September 30, 2008 compared to the three months ended September 30, 2009. For the three months ended September 30, 2009 and 2008, respectively, Distributable Cash Flow increased 143% to $23.3 million from $9.6 million due to higher Adjusted EBITDA and lower development capital expenditures.

For the nine months ended September 30, 2009, Adjusted EBITDA increased 7% to $87.6 million from $82.0 million for the nine months ended September 30, 2008. This increase is due primarily to cash receipts on commodity derivatives of $45.8 million for the nine months ended September 30, 2009 compared to cash disbursements of $41.7 million for the nine months ended September 30, 2008. These gains were partially offset by higher revenues from oil, NGL and natural gas sales in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2009. In addition, the nine-month period ended September 30, 2009 was positively impacted by increased production volumes and lower expenses than the nine months ended September 30, 2008. Distributable Cash Flow increased 10% to $62.8 million from $57.0 million for the nine months ended September 30, 2009 and 2008, respectively, due primarily to higher Adjusted EBITDA and lower development capital expenditures.

The management of Legacy Reserves LP uses Adjusted EBITDA and Distributable Cash Flow as a tool to provide additional information and metrics relative to the performance of Legacy’s business, such as the cash distributions Legacy expects to pay to its unitholders, as well as its ability to meet debt covenant compliance tests. Legacy’s management believes that these financial measures indicate to investors whether or not cash flow is being generated at a level that can sustain or support an increase in quarterly distribution rates. Adjusted EBITDA and Distributable Cash Flow may not be comparable to a similarly titled measure of other publicly traded limited partnerships or limited liability companies because all companies may not calculate Adjusted EBITDA in the same manner.

The following presents a reconciliation of “Adjusted EBITDA” and “Distributable Cash Flow,” both of which are non-GAAP measures, to their nearest comparable GAAP measure. “Adjusted EBITDA” and “Distributable Cash Flow” should not be considered as alternatives to GAAP measures, such as net income, operating income or any other GAAP measure of liquidity or financial performance.

Adjusted EBITDA is defined in Legacy’s revolving credit facility as net income (loss) plus:
•	Interest expense;
•	Income taxes;
•	Depletion, depreciation, amortization and accretion;
•	Impairment of long-lived assets;
•	(Gain) loss on sale of partnership investment;
•	(Gain) loss on disposal of assets;
•	Unit-based compensation expense related to LTIP unit awards accounted for under the equity or liability methods;
•	Unrealized (gain) loss on oil and natural gas derivatives; and
•	Equity in (income) loss of partnerships.

Distributable Cash Flow is defined as Adjusted EBITDA less:
•	Cash interest expense;
•	Cash income taxes;
•	Cash settlements of LTIP unit awards; and
•	Development capital expenditures.

The following table presents a reconciliation of Legacy’s consolidated net income (loss) to Adjusted EBITDA and Distributable Cash Flow for the three and nine months ended September 30, 2009 and 2008, respectively.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net income (loss)	$(851)	$227,952	$(54,354)	$31,071
Plus:
Interest expense	8,612	4,198	11,110	7,164
Income taxes	135	122	406	628
Depletion, depreciation, amortization and accretion	13,302	13,082	43,472	33,223
Impairment of long-lived assets	2,375	339	3,982	447
Gain on disposal of assets	(6)	-	(66)	(4,942)
Equity in income of partnership	(16)	(47)	(13)	(135)
Unit-based compensation expense	1,590	(117)	2,126	1,360
Unrealized (gain) loss on oil and natural gas derivatives	5,674	(222,138)	80,974	13,214
Adjusted EBITDA	$30,815	$23,391	$87,637	$82,030

Less:
Cash interest expense	4,492	2,805	14,102	6,591
Cash settlements of LTIP unit awards	66	64	302	98
Development capital expenditures	2,979	10,955	10,395	18,319
Distributable Cash Flow	$23,278	$9,567	$62,838	$57,022

Capital Resources and Liquidity

Legacy’s primary sources of capital and liquidity have been bank borrowings, cash flow from operations, its private equity offering in March 2006, the Initial Public Offering in January 2007, its private equity offering in November 2007 and its equity offering in September 2009. To date, Legacy’s primary use of capital has been for acquisitions, repayment of bank borrowings and development of oil and natural gas properties.

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

To reduce debt, the board of directors of our general partner on April 23, 2009 approved a reduction in our 2009 capital expenditure budget to $10.7 million from the $20 million budget approved in February 2009. On August 20, 2009, management recommended and the board of directors approved an increase in our capital expenditure budget to $15.0 million for fiscal year 2009. On September 18, 2009, we issued 3,795,000 units in a public offering at a price to the public of $15.85 per unit. We received $15.18 per unit, net of the underwriting discount, for an aggregate of $57.6 million of net proceeds, which we used to reduce outstanding borrowings under our revolving credit facility. On October 22, 2009, the board of directors approved a cash distribution of $0.52 per unit with respect to the third quarter of 2009, or $16.16 million in the aggregate. With respect to any future distributions, we continue to review our distribution policy to maintain liquidity given the volatile commodity price and capital markets environment.

The amounts available for borrowing under our credit facility are subject to a borrowing base, which is currently set at $340 million. As of November 5, 2009, we had $117.7 million available for borrowing under our credit facility. Based on their commodity price expectations, our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled for April 2010. Please read “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

Legacy’s net cash provided by operating activities was $19.8 million and $119.9 million for the nine-month periods ended September 30, 2009 and 2008, respectively, with the 2009 period being unfavorably impacted by lower commodity prices as the net cash  amount for 2009 does not include cash settlements received of $45.8 million from our commodity derivative transactions.

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

Investing Activities

Legacy’s cash capital expenditures were $16.3 million for the nine-month period ended September 30, 2009. The total includes $10.4 million of development projects, $5.6 million for three individually immaterial acquisitions and $0.3 million in purchase price adjustments on acquisitions closed in the fourth quarter of 2008 but not finalized until 2009. Legacy’s cash capital expenditures were $151.4 million for the nine-month period ended September 30, 2008. The total includes $133.1 million for the acquisition of oil and natural gas properties in the COP III Acquisition and several small acquisitions and $18.3 million of development projects.

Our capital expenditure budget, which predominantly consists of drilling, recompletion and re-fracture stimulation projects, is currently $15.0 million for the year ending December 31, 2009. Our remaining borrowing capacity under our revolving credit facility is $117.7 million as of November 5, 2009. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner. Based upon current oil and natural gas price expectations for the year ending December 31, 2009, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our planned capital expenditures of $15.0 million. Future cash distributions will be at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt and any other factors the board of directors of our general partner may consider. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil, NGL and natural gas derivative transactions to reduce the impact of oil, NGL and natural gas price volatility on our operations. Currently, we use swaps and collars to offset price volatility on NYMEX oil, NGL and natural gas prices, which do not include the additional net discount that we typically experience in the Permian Basin. For the nine-month period ended September 30, 2009 and 2008 we had cash settlements/(disbursements) of $45.8 million and $(41.7) million, respectively, related to our commodity derivative settlements. At September 30, 2009, we had in place oil, NGL and natural gas swaps covering significant portions of our estimated 2009 through 2013 oil, NGL and natural gas production. As of November 5, 2009, we have swap contracts covering approximately 75% of our remaining expected oil, natural gas liquid and natural gas production for 2009. As of November 5, 2009, we also have swap and collar contracts covering approximately 51% of our currently expected oil and natural gas production for 2010 through 2013 from existing estimated total proved reserves.

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

The following tables summarize, for the periods indicated, our oil and natural gas swaps currently in place as of November 5, 2009, through September 30, 2014. We use swaps and collars as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are settled based upon the monthly average closing price of the front-month NYMEX WTI oil contract price of oil at Cushing, Oklahoma, and NYMEX Henry Hub, West Texas Waha and ANR-Oklahoma prices of natural gas on the average of the three final trading days of the month and settlement occurs on the fifth day of the production month.

		Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
October - December 2009	372,394	$ 82.81	$61.05 - $140.00
2010	1,397,973	$ 82.37	$60.15 - $140.00
2011	1,155,712	$ 88.07	$67.33 - $140.00
2012	969,812	$ 81.28	$67.72 - $109.20
2013	550,025	$ 82.18	$80.10 - $89.35
2014	45,000	$ 90.50	$90.50

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
October - December 2009	913,715	$ 7.45	$3.40 - $9.29
2010	3,740,859	$ 7.26	$5.33 - $9.73
2011	2,892,316	$ 7.57	$6.13 - $8.70
2012	1,945,736	$ 7.79	$6.80 - $8.70
2013	730,000	$ 6.89	$6.89

In July 2006, we entered into natural gas basis swaps to receive floating NYMEX natural gas prices less a fixed basis differential and pay prices based on the floating Waha index, a natural gas hub in West Texas. The prices that we receive for our natural gas sales follow Waha more closely than NYMEX. The basis swaps thereby provide a better match between our natural gas sales and the settlement payments on our natural gas swaps. The following table summarizes, for the periods indicated, our NYMEX-Waha basis swaps currently in place as of November 5, 2009, through December 31, 2010:

	Annual	Basis Differential
Calendar Year	Volumes (MMBtu)	per MMBtu
October - December 2009	330,000	($0.68)
2010	1,200,000	($0.57)

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

On March 30, 2007, we entered into natural gas liquids swaps to hedge the impact of volatility in the spot prices of natural gas liquids. On September 7, 2007, we entered into additional natural gas liquids swaps. These swaps hedge the spot prices for ethane, propane, iso-butane, normal butane and natural gasoline tracked on the Mont Belvieu, Non-Tet OPIS exchange. The following table summarizes, for the periods indicated, our Mont Belvieu, Non-Tet OPIS natural gas liquids swaps currently in place as of November 5, 2009, through December 31, 2009.

		Average	Price
Calendar Year	Volumes (Gal)	Price per Gal	Range per Gal
October - December 2009	566,370	$ 1.15	$1.15

On June 24, 2008, we entered into a NYMEX West Texas Intermediate crude oil derivative collar contract that combines a put option or “floor” with a call option or “ceiling.” The following table summarizes the oil collar contract currently in place as of November 5, 2009, through December 31, 2012.

		Average	Average
Calendar Year	Volumes (Bbls)	Floor	Ceiling
October - December 2009	19,000	$ 120.00	$ 156.30
2010	71,800	$ 120.00	$ 156.30
2011	68,300	$ 120.00	$ 156.30
2012	65,100	$ 120.00	$ 156.30

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

 Our credit facility also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
consolidated net income (loss) plus interest expense, income taxes, depreciation, depletion, amortization and other similar charges excluding unrealized gains and losses under SFAS 133 (now referred to as ASC 815), minus all non-cash income added to consolidated net income, and giving pro forma effect to any acquisitions or capital expenditures (“EBITDA”), to interest expense of not less than 2.5 to 1.0;

•	total debt to EBITDA of not more than 3.75 to 1.0; and

•
consolidated current assets, including the unused amount of the total commitments, to consolidated current liabilities of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under SFAS 133 (now referred to as ASC 815), which includes the current portion of oil, natural gas and interest rate swaps.

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

As of September 30, 2009, Legacy was in compliance with all financial and other covenants of the credit facility.

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

           Nature of Critical Estimate Item:  Oil and Natural Gas Reserves — Our estimate of proved reserves is based on the quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. LaRoche Petroleum Consultants, Ltd., annually prepares a reserve and economic evaluation of all our properties in accordance with SEC guidelines on a lease, unit or well-by-well basis, depending on the availability of well-level production data. The accuracy of our reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs, and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the economics of producing the reserves may change and therefore the estimate of proved reserves also may change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Despite the inherent imprecision in these engineering estimates, our reserve estimates are used throughout our financial statements. Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion rates are made concurrently with changes to reserve estimates.

Assumptions/Approach Used:  Units-of-production method to deplete our oil and natural gas properties — The quantity of reserves could significantly impact our depletion expense. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate.

Effect if Different Assumptions Used:  Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the three-month period ended September 30, 2009 by approximately 10%.

Nature of Critical Estimate Item:  Asset Retirement Obligations — We have certain obligations to remove tangible equipment and restore land at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. We adopted ASC 410-20 (formerly SFAS 143), Accounting for Asset Retirement Obligations, effective January 1, 2003. ASC 410-20 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets (“asset retirement obligations” or “ARO”). Primarily, ASC 410-20 requires us to estimate asset retirement costs for all of our assets, adjust those costs for inflation to the forecasted abandonment date, discount that amount using a credit-adjusted risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an ARO liability in that amount with a corresponding addition to our asset value. When new obligations are incurred, i.e. a new well is drilled or acquired, we add a layer to the ARO liability. We then accrete the liability layers quarterly using the applicable period-end effective credit-adjusted risk-free rates for each layer. Should either the estimated life or the estimated abandonment costs of a property change materially upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted risk-free rate. The carrying value of the ARO is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost. Thus, abandonment costs will almost always approximate the estimate. When well obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from our balance sheet.

Assumptions/Approach Used:  Estimating the future asset removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Inherent in the estimate of the present value calculation of our AROs are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit-adjusted risk-free rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments.

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

We do not specifically designate derivative instruments as cash flow hedges, even though they reduce our exposure to changes in oil, NGL and natural gas prices and interest rate changes. Therefore, the mark-to-market of these instruments is recorded in current earnings. We use market value estimates prepared by a third party firm, which specializes in valuing derivatives, and validate these estimates by comparison to counterparty estimates as the basis for these end-of-period mark-to-market adjustments. When we record a mark-to-market adjustment resulting in a loss in a current period, these unrealized losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods. As shown in the tables above, we have hedged a significant portion of our future production through 2014. As oil, NGL and natural gas prices rise and fall, our future cash obligations related to these derivative transactions will rise and fall.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 805-10 (formerly Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations). ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. ASC 805-10 also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. ASC 805-10 is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which is the Partnership’s fiscal year 2009. However, since Legacy did not consummate any material business combinations during the nine months ended September 30, 2009, the adoption did not materially affect its consolidated financial statements.

In March, 2008, the FASB issued guidance that requires disclosures related to objectives and strategies for using derivatives; the fair-value amounts of, and gains and losses on, derivative instruments; and credit-risk-related contingent features in derivative agreements. This guidance was effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008, which will is the Partnership’s fiscal year 2009. The effect on Legacy’s disclosures for derivative instruments as a result of the adoption of this guidance in 2009 was not significant since the Partnership does not account for any of its derivative transcations as cash flow hedges.

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

In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165, Subsequent Events). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist. This guidance, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. Legacy adopted this guidance for the nine-month period ending September 30, 2009. The adoption of this guidance did not have an impact on Legacy’s financial position or results of operations.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) which establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This guidance shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this guidance, all then-existing non-SEC accounting and reporting standards are superseded, except as noted within ASC 105-10. Concurrently, all non-grandfathered, non-SEC accounting literature not included in the Codification is deemed non-authoritative with some exceptions as noted within the literature. The adoption of this guidance did not have an impact on Legacy’s financial position or results of operations.

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

As of September 30, 2009, the fair market value of Legacy’s commodity derivative positions was a net asset of $53.9 million based on NYMEX near month prices of $70.61 per Bbl and $4.84 per MMBtu for oil and natural gas, respectively. As of December 31, 2008, the fair market value of Legacy’s commodity derivative positions was a net asset of $134.9 million based on NYMEX near month prices of $44.60 per Bbl and $5.62 per MMBtu for oil and natural gas, respectively. Due to our asset position on commodity derivatives we routinely monitor the credit default risk of our counterparties via risk monitoring services. For more discussion about our derivative transactions and to see a table listing the oil, NGL, and natural gas swaps for 2009 through September 30, 2014, please read “— Investing Activities.”

Interest Rate Risks

At September 30, 2009, Legacy had debt outstanding of $230 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for the nine-month period ended September 30, 2009 was 2.8%. A 1% increase in LIBOR on Legacy’s outstanding debt as of September 30, 2009 would not have an effect on annual interest expense as Legacy has entered into interest rate swaps to mitigate the volatility of interest rates through December of 2013 on $264 million of floating rate debt to a weighted-average fixed rate of 3.05%, which exceeds the current outstanding debt balance.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

10.1*	Mutual Termination Agreement and Release dated as of October 19, 2009, by and between Black Oak Resources, LLC and Legacy Reserves Operating LP
31.1*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)

* Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

November 6, 2009	By:	/s/ Steven H. Pruett
Steven H. Pruett
President, Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)