Form 10-K
period 2009-12-31
LEGACY RESERVES LP
filed 2010-03-05
CIK 1358831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

       Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

       The aggregate market value of units held by non-affiliates of the registrant was approximately $242.9 million on June 30, 2009, based on $12.96 per unit, the last reported sales price of the units on the NASDAQ Global Select Market on such date.

       40,070,201 units representing limited partner interests in the registrant were outstanding as of March 4, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

       Parts of the definitive proxy statement for the registrant’s 2010 annual meeting of unitholders are incorporated by reference into Part III of this annual report on Form 10-K.

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

     Proved reserves. Proved oil and natural gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

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

     Standardized measure. The present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission (using prices as of the period end date and costs over the prior period for periods prior to 2009 and the average annual prices based on the un-weighted arithmetic average of the first-day-of-the-month price for each month of periods beginning on or after January 1, 2009) without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, and discounted using an annual discount rate of 10%. Because we are a limited partnership that allocates our taxable income to our unitholders, no provisions for federal or state income taxes have been provided for in the calculation of standardized measure. Standardized measure does not give effect to commodity derivative transactions.

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

  the level of our capital expenditures;

  the level of cash distributions to our unitholders;

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

v

PART I

ITEM 1. BUSINESS

     References in this annual report on Form 10-K to “Legacy Reserves,” “Legacy,” “we,” “our,” “us,” or like terms refer to Legacy Reserves LP and its subsidiaries.

Legacy Reserves LP

     We are an independent oil and natural gas limited partnership headquartered in Midland, Texas, and are focused on the acquisition and development of oil and natural gas properties primarily located in the Permian Basin, Mid-continent and Rocky Mountain regions of the United States. We were formed in October 2005 to own and operate the oil and natural gas properties that we acquired from our founding investors (“Founding Investors”) and three charitable foundations in connection with the closing of our private equity offering on March 15, 2006. On January 18, 2007, we completed our initial public offering.

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

     Our oil and natural gas production and reserve data as of December 31, 2009 are as follows:
  we had proved reserves of approximately 37.1 MMBoe, of which 72% were oil and natural gas liquids and 84% were classified as proved developed producing, 1% were proved developed non-producing, and 15% were proved undeveloped;

  our proved reserves had a standardized measure of $360.2 million; and

  our proved reserves to production ratio was approximately 12.3 years based on the average daily net production of 8,250 Boe/d for the three months ended December 31, 2009.
Impact of New Accounting Standards on Oil and Gas Reporting

     In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting. Our oil and gas production reserve data as of December 31, 2009 has been prepared under these new rules, the major impact of which requires the use of a 12-month average price based on the un-weighted arithmetic average of the first-day-of-the-month price for each month of periods beginning on or after January 1, 2009 rather than the last-day-of-the-year price applicable to reserve reports for periods prior to December 31, 2009. In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-03, Extractive Activities – Oil and Gas (Topic 932) Oil and Gas Reserve Estimation and Disclosures (“ASU 2010-03”), which aligns the oil and natural gas reserve estimation and disclosure requirements of ASU 2010-03 with the requirements in the SEC’s Final Rule. For comparison purposes, our proved reserves under the previous rules would have been approximately 41.2 MMBoe, compared to 37.1 MMBoe under the Final Rule. In addition, our standardized measure under the previous rules would have been $613.3 million compared to $360.2 million under the Final Rule. In addition, the use of average prices for the fourth quarter of 2009 increased our recognized depletion expense by $2.1 million.

Acquisition Activities

     We have historically added reserves and production through acquisitions of proved oil and natural gas properties. During the year ended December 31, 2009, we closed eight acquisitions of oil and natural gas properties with an aggregate purchase price of approximately $12.0 million, including non-cash asset retirement obligations. In addition, we entered into a purchase and sale agreement on December 17, 2009 with St. Mary Land & Exploration

Company (“St. Mary”) to purchase from St. Mary the working interests in 13 operated oil fields in the Big Horn and Wind River Basins in Wyoming. The Wyoming acquisition closed on February 17, 2010, with final cash consideration after closing adjustments of $118.7 million, in addition to the $6.5 million deposit previously paid. The Wyoming acquisition was funded primarily with the $95.6 million of net proceeds before offering costs from our January 2010 offering of units and additional borrowings under our revolving credit facility. Additionally, on February 18, 2010, the capital budget was increased by our board of directors to $31 million from the previously approved $25.3 million to include development activities associated with the Wyoming acquisition.

Development Activities

     We have also added reserves and production through development projects on our existing and acquired properties. Our development projects include accessing additional productive formations in existing well-bores, formation stimulation, artificial lift equipment enhancement, infill drilling on closer well spacing, secondary (waterflood) and tertiary (miscible CO2 and nitrogen) recovery projects, drilling for deeper formations and completing tight formations.

     As of December 31, 2009, we identified 168 gross (111.6 net) proved undeveloped drilling locations, 90 of which were identified and economically viable at December 31, 2008 and 31 of which were identified but not economically viable at December 31, 2008, and 40 gross (17.6 net) re-completion and re-fracture stimulation projects. Excluding acquisitions, we expect to make capital expenditures of approximately $31 million during the year ending December 31, 2010, including drilling 44 gross (32.7 net) development wells and executing 39 gross (23.6 net) re-completions and re-fracture stimulations. During the year ended December 31, 2009, we drilled 22 gross (5.7 net) wells, of which four were identified as proved undeveloped locations as of December 31, 2008 and the remainder were proved undeveloped locations identified during the year ended December 31, 2009.

Oil and Natural Gas Derivative Activities

     Our business strategy includes entering into oil and natural gas derivative contracts which are designed to mitigate price risk for a majority of our oil, NGL and natural gas production over a three- to five-year period. We have entered into these derivative contracts for approximately 73% of our expected oil, NGL and natural gas production from total proved reserves for the year ending December 31, 2010. We have also entered into these derivative contracts for over 42%, on average, of our expected oil, NGL and natural gas production from total proved reserves for 2011 through 2014. The majority of our derivative contracts are in the form of fixed price swaps for NYMEX WTI oil, Mont Belvieu OPIS natural gas liquids components, NYMEX Henry Hub natural gas, West Texas Waha natural gas, ANR-Oklahoma natural gas and Rocky Mountain CIG natural gas. We have also entered into basis swaps to receive floating NYMEX Henry Hub natural gas prices less a fixed basis differential and pay prices based on the floating Waha index, a natural gas hub in West Texas. The prices that we receive for our Permian Basin natural gas sales follow Waha more closely than NYMEX Henry Hub. The basis swaps thereby provide a better match between our natural gas sales and the settlement payments on our natural gas swaps. We have entered into basis swaps covering approximately 100% of our NYMEX Henry Hub natural gas basis differential risk on our NYMEX Henry Hub natural gas swaps.

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

Marketing and Major Purchasers

     For the years ended December 31, 2009, 2008 and 2007, Legacy sold oil and natural gas production representing 10% or more of total revenues to purchasers as detailed in the table below:

	2009	2008	2007
Teppco Crude Oil, LP	22%	18%	13%
Plains Marketing, LP	10%	10%	13%
Navajo Crude Oil Marketing	5%	5%	11%

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

     Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

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

     The Oil Pollution Act of 1990, as amended or OPA, which amends the Clean Water Act, establishes strict liability for owners and operators of facilities that cause a release of oil into waters of the United States. In addition, owners and operators of facilities that store oil above threshold amounts must develop and implement spill response plans.

     Safe Drinking Water Act. Our injection well facilities may be regulated under the Underground Injection Control, or UIC, program established under the Safe Drinking Water Act, or SWDA. The state and federal regulations implementing that program require mechanical integrity testing and financial assurance for wells covered under the program. The federal Energy Policy Act of 2005 amended the UIC provisions of the federal SWDA to exclude hydraulic fracturing from the definition of underground injection. Congress is currently considering bills to repeal this exemption.

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

     National Environmental Policy Act. Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency may prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects.

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

     Recent studies have suggested that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil and natural gas, and refined petroleum products, are “greenhouse gases” regulated by the Kyoto Protocol. Although the United States is not participating in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. On June 26, 2009, the U.S. House of Representatives passed American Clean Energy and Security Act of 2009, which would establish an economy-wide cap-and-trade program to reduce “greenhouse gases” that some believe cause global warming and other climate changes. Emissions of gases such as carbon dioxide and methane would be reduced over time while allowances, which would authorize sources to continue to emit greenhouse gases, would be expected to increase over time. The Senate is also working on legislation aimed at restricting domestic greenhouse gas emissions. Although it is not possible to predict whether legislation might be passed, the Obama Administration has expressed support for the passage of legislation controlling greenhouse gases. Any such legislation might result in increased costs or adversely affect demand for the oil and natural gas we produce. States and regional efforts to regulate greenhouse gases could adversely affect our operations and demand for our product in the future. Additionally, the U.S. Supreme Court only recently held in a case, Massachusetts, et al. v. EPA, that greenhouse gases fall within the federal Clean Air Act’s definition of “air pollutant,” which could result in the regulation of greenhouse gas emissions from stationary sources under certain Clean Air Act programs. On December 7, 2009, the EPA announced its findings that emissions of greenhouse gases present an “endangerment to human health and the environment.” EPA based this finding on a conclusion that greenhouse gases are contributing to the warming of the earth’s atmosphere and other climate changes. EPA has announced plans to regulate greenhouse gases under the Clean Air Act. EPA has proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles. It could be argued that such regulations may trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, in late September 2009, the EPA issued its final rule requiring the reporting of greenhouse gases from large greenhouse gas emissions sources in the United States beginning in 2011 for emissions in 2010. The reporting requirements for oil and natural gas systems were deferred; however, oil and natural gas systems could still be subject to the rule if they have greenhouse gas emissions greater than 25,000 metric tons. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse affect on our operations and demand for our services. Currently, our operations are not adversely impacted by existing state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

     We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. For instance, we did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2009. Additionally, as of the date of this document, we are not aware of any environmental issues or claims that require material capital expenditures during 2010. However, we cannot assure you that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial position or results of operations.

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

Employees

     As of December 31, 2009, we had 95 full-time employees, including 10 petroleum engineers, 7 accountants and 3 landmen, none of whom are subject to collective bargaining agreements. We also contract for the services of independent consultants involved in land, engineering, regulatory, accounting, financial and other disciplines as needed. We believe that we have a favorable relationship with our employees.

Offices

     We currently lease approximately 29,933 square feet of office space in Midland, Texas at 303 W. Wall Street, Suite 1400, where our principal offices are located. The lease for our Midland office expires in August 2011.

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

If commodity prices decline and remain depressed for a prolonged period, a significant portion of our development projects may become uneconomic and cause write downs of the value of our oil and gas properties, which may adversely affect our financial condition and our ability to make distributions to our unitholders.

     Lower oil and natural gas prices may not only decrease our revenues, but also reduce the amount of oil and natural gas that we can produce economically. For example, the drastically lower oil and natural gas prices experienced in the fourth quarter of 2008 rendered more than half of the development projects we had planned at such time uneconomic and resulted in a substantial downward adjustment to our estimated proved reserves. Further, deteriorating commodity prices may cause us to recognize impairments in the value of our oil and gas properties. In addition, if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.

Due to regional fluctuations in the actual prices received for our production, the derivative contracts we enter into may not provide us with sufficient protection against price volatility since they are based on indexes related to different and remote regional markets.

     We sell our natural gas into local markets, the majority of which is produced in West Texas, Southeast New Mexico, the Texas Panhandle and Central Oklahoma and shipped to the Midwest, West Coast and Texas Gulf Coast. These regions account for over 90% of our natural gas sales. Our existing natural gas swaps are based on Waha and ANR-Oklahoma directly or through basis swaps.While we are paid a local price indexed to or closely related to Waha and ANR-Oklahoma, these indexes are heavily influenced by prices received in remote regional consumer markets less transportation costs and thus may not be effective in protecting us against local price volatility.

Fluctuations in price and demand for our natural gas may force us to shut in a significant number of our producing wells, which may adversely impact our revenues and ability to pay distributions to our unitholders.

     We are subject to great fluctuations in the prices we are paid for our natural gas due to a number of factors including regional demand, weather, demand for NGLs which are recovered from our gas stream, and new natural gas pipelines such as the REX pipeline from the Rocky Mountains to the Midwest which competes with our natural gas in the Midwest. Drilling in shale resources has developed large amounts of new natural gas supplies that have depressed the prices paid for our natural gas, and we expect the shale resources to continue to be drilled and developed by our competitors. We also face the potential risk of shut-in natural gas due to high levels of natural gas and NGL inventory in storage, weak demand due to mild weather and the effects of the economic downturn on industrial demand. Lack of NGL storage in Mont Belvieu where our West Texas and New Mexico NGLs are shipped for processing could cause the processors of our natural gas to curtail or shut-in our natural gas wells and potentially force us to shut-in oil wells that produce associated natural gas. For example, following Hurricanes Gustav and Ike, when certain Permian Basin natural gas processors were forced to shut down their plants due to the shutdown of the Texas Gulf Coast NGL fractionators, we were able to produce our oil wells and vent or flare the associated natural gas. There is no certainty we will be able to vent or flare natural gas again due to potential changes in regulations. Furthermore we may encounter problems in restarting production of previously shut-in wells.

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

     There is always substantial risk that counterparties in any derivative transaction cannot or will not perform under our derivative contracts. If a counterparty fails to perform and the derivative transaction is terminated, our cash flow, and ability to pay distributions could be adversely impacted.

     Further, if our actual production and sales for any period are less than our expected production covered by derivative contracts and sales for that period (including reductions in production due to involuntary shut-ins or operational delays) or if we are unable to perform our drilling activities as planned, we might be forced to satisfy all or a portion of our derivative contracts without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity. Under our revolving credit facility, we are prohibited from entering into derivative contracts covering all of our production, and we therefore retain the risk of a price decrease on our volumes not covered by derivative contracts.

The substantial restrictions and financial covenants of our revolving credit facility, any negative redetermination of our borrowing base by our lenders and any potential disruptions of the financial markets could adversely affect our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

     We depend on our revolving credit facility for future capital needs. Our revolving credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion. As of March 4, 2010, our borrowing base was $340 million and we had $70.6 million available for borrowing.

     Our existing revolving credit facility matures on April 1, 2012. We may not be able to enter into a new revolving credit facility or may have to agree to a new revolving credit facility with terms and conditions much less favorable than our existing revolving credit facility. As a result, all amounts then outstanding under our revolving credit facility would become immediately due and payable. Any replacement credit facility may be on less attractive terms and impose more severe restrictive covenants on us, and the credit commitments and borrowing base available under such new credit facility may be significantly lower than the current commitments and borrowing base. As a result, our ability to fund our operations and growth projects may be severely limited, adversely affecting our financial condition and ability to pay distributions to our unitholders.

     Our revolving credit facility restricts, among other things, our ability to incur debt and pay distributions, and requires us to comply with certain financial covenants and ratios. We may not be able to comply with these restrictions and covenants in the future and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, such as the recent disruptions in the financial markets. Our failure to comply with any of the restrictions and covenants under our revolving credit facility could result in a default under our revolving credit facility. A default under our revolving credit facility could cause all of our existing indebtedness to be immediately due and payable.

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

     The occurrence of an event of default or a negative redetermination of our borrowing base, such as a result of lower commodity prices or a deterioration in the condition of the financial markets, could adversely affect our business, results of operations, financial condition and our ability to make distributions to our unitholders.

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

     Further, the present value of future net cash flows from our proved reserves may not be the current market value of our estimated natural gas and oil reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on the 12-month average oil and gas index prices, calculated as the un-weighted arithmetic average for the first-day-of-the-month price for each month and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with the FASB in Accounting Standards Codification (“ASC”) 932 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.

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

Any acquisitions we complete, including the Wyoming Acquisition, are subject to substantial risks that could adversely affect our financial condition and results of operations and reduce our ability to make distributions to unitholders.

     The Wyoming Acquisition is our largest acquisition to date and as such may consume a significant amount of our management resources. Further, the Wyoming Acquisition represents an expansion of our operations into a new geographic core area, with operating conditions and a regulatory environment that may not be as familiar to us as our existing core operating areas. As a result, we may not achieve the expected results of the Wyoming Acquisition, and any adverse conditions or developments related to the Wyoming Acquisition may have a negative impact on our operations and financial condition.

     Further, even if we complete additional acquisitions such as the Wyoming Acquisition, which we expect will increase pro forma distributable cash per unit, actual results may differ from our expectations and the impact of these acquisitions may actually result in a decrease in pro forma distributable cash per unit. Any acquisition involves potential risks, including, among other things:
  the validity of our assumptions about reserves, future production, revenues, capital expenditures and operating costs;

  an inability to successfully integrate the businesses we acquire;

  a decrease in our liquidity by using a portion of our available cash or borrowing capacity under our revolving credit facility to finance acquisitions;

  a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

  the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

  the diversion of management’s attention from other business concerns;

  the incurrence of other significant charges, such as impairment of oil and natural gas properties, goodwill or other intangible assets, asset devaluation or restructuring charges;

  unforeseen difficulties encountered in operating in new geographic areas; and

  the loss of key purchasers.
     Our decision to acquire a property depends in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses, seismic data and other information, the results of which are often inconclusive and subject to various interpretations.

     Also, our reviews of newly acquired properties are inherently incomplete because it is generally not feasible to perform an in-depth review of the individual properties involved in each acquisition given time constraints imposed by sellers. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken.

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

Our sales of oil, natural gas, NGLs and other energy commodities, and related hedging activities, expose us to potential regulatory risks.

     The Federal Trade Commission, the Federal Energy Regulatory Commission and the Commodity Futures Trading Commission hold statutory authority to monitor certain segments of the physical and futures energy commodities markets. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical sales of oil, natural gas, NGLs or other energy commodities, and any related hedging activities that we undertake, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Our sales may also be subject to certain reporting and other requirements. Failure to comply with such regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

     In addition, the United States Congress is currently considering derivatives reform legislation focusing on expanding Federal regulation surrounding the use of financial derivative instruments, including credit default swaps, commodity derivatives and other over-the-counter derivatives. Among the recommendations included in the proposals are the requirements for centralized clearing or settling of such derivatives as well as the expansion of collateral margin requirements for certain derivative market participants, which, if enacted, could have a material impact on our ability to conduct our business.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

     Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing is an important and commonly used process in the completion of unconventional natural gas wells in shale formations, as well as tight conventional formations including many of those that Legacy completes and produces. This process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of these bills, which are currently pending in the Energy and Commerce Committee and the Environmental and Public Works Committee of the House of Representatives and Senate, respectively, have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, these bills, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil, natural gas and NGLs that we produce.

     On December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In late September 2009, the EPA had proposed two sets of regulations in anticipation of finalizing its findings that would require a reduction in emissions of greenhouse gases from motor vehicles and that could also lead to the imposition of greenhouse gas emission limitations in Clean Air Act permits for certain stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations or could adversely affect demand for the oil, natural gas and NGL that we produce.

     Also, on June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009,” or “ACESA,” which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases including carbon dioxide and methane. ACESA would require a 17% reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80% reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances to certain major sources of greenhouse gas emissions so that such sources could continue to emit greenhouse gases into the atmosphere. These allowances would be expected to escalate significantly in cost over time. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas. The U.S. Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions and the Obama Administration has indicated its support of legislation to reduce greenhouse gas emissions through an emission allowance system. Although it is not possible at this time to predict when the Senate may act on climate change legislation or how any bill passed by the Senate would be reconciled with ACESA, any future federal laws or implementing regulations that may be adopted to address greenhouse gas emissions could require us to incur increased operating costs and could adversely affect demand for the oil, natural gas and NGLs that we produce.

Units eligible for future sale may have adverse effects on our unit price and the liquidity of the market for our units.

     We cannot predict the effect of future sales of our units, or the availability of units for future sales, on the market price of or the liquidity of the market for our units. Sales of substantial amounts of units, or the perception that such sales could occur, could adversely affect the prevailing market price of our units. Such sales, or the possibility of such sales, could also make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. The Founding Investors and their affiliates, including members of our management, own approximately 27% of our outstanding units. We granted the Founding Investors certain registration rights to have their units registered under the Securities Act. Upon registration, these units will be eligible for sale into the market. Because of the substantial size of the Founding Investors’ holdings, the sale of a significant portion of these units, or a perception in the market that such a sale is likely, could have a significant impact on the market price of our units. Further, if purchasers in our private equity offerings were to resell a substantial portion of their units, such sales could reduce the market price of our outstanding units.

Risks Related to Our Limited Partnership Structure

Our Founding Investors, including members of our management, own a 27% limited partner interest in us and control our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner has conflicts of interest and limited fiduciary duties, which may permit it to favor its own interests to the detriment of our unitholders.

     Our Founding Investors, including members of our management, own a 27% limited partner interest in us and therefore have the ability to effectively control the election of the entire board of directors of our general partner. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners, our Founding Investors and their affiliates. Conflicts of interest may arise between our Founding Investors and their affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:
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

     Currently, the unitholders are unable to remove our general partner without its consent because our general partner’s affiliates own sufficient units to be able to prevent our general partner’s removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. Affiliates of our general partner, including members of our management, own 27% of our units.

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

     The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, or Qualifying Income Exception, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our units. Recently, members of Congress have considered substantive legislative changes to existing U.S. tax laws that would affect publicly traded partnerships. Although it does not appear that the legislation considered would have affected our tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our units.

Certain federal income tax deductions currently available with respect to oil and natural gas drilling and development may be eliminated as a result of future legislation.

     The White House released a preview of its budget for Fiscal Year 2011 on February 1, 2010 (the “Budget Proposal”) that includes proposals to eliminate many of the key federal income tax benefits historically associated with oil and natural gas drilling and development. Although presented in very summary form, among other significant energy tax items, the Budget Proposal recommends the complete elimination of (1) expensing of intangible drilling costs, and (2) the “percentage depletion” method of deduction with respect to oil and natural gas wells. Intangible drilling costs would be amortized over a period of years rather than expensed in the year incurred. Cost depletion would still be available in lieu of percentage depletion.

     On April 23, 2009, the Oil Industry Tax Break Repeal Act of 2009 (the “Senate Bill”) was introduced in the Senate and includes many of the proposals outlined in the Budget Proposal. In addition, there are other significant tax changes under discussion in Congress. The passage of any legislation as a result of the Budget Proposal, the Senate Bill or any other similar change in federal income tax law could affect certain tax deductions that are currently available with respect to oil and natural gas exploration and development and could represent a significant reduction in the tax benefits that have historically applied to certain investments in oil and natural gas. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. We are unable to predict whether any of these changes, or other proposals, will be reconsidered or ultimately enacted, and whether or how any of these changes would impact our business, but any changes could adversely affect the amount of taxable income or loss being allocated to our unitholders and negatively impact the value of our units.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     As of December 31, 2009 we owned interests in producing oil and natural gas properties in 274 fields in the Permian Basin, Texas Panhandle, Oklahoma and several other states, operated 1,652 gross productive wells and owned non-operated interests in 2,314 gross productive wells. The following table sets forth information about our proved oil and natural gas reserves as of December 31, 2009. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves. For a definition of “standardized measure,” please see the glossary of terms at the beginning of this annual report on Form 10-K.

	As of December 31, 2009
	Proved Reserves			Standardized Measure
Field	MMBoe	R/P(a)	% Oil and NGLs	Amount(b)	% of Total
				($ in Millions)
Texas Panhandle Fields	7.9	16	72%	$61.1	17.0%
Spraberry	6.1	18	67	51.1	14.2
East Binger	3.0	10	81	34.7	9.6
Jordan	2.0	12	88	19.5	5.4
Howard Glasscock/Iatan/Iatan East Howard	1.3	12	99	16.0	4.4
Denton	1.4	7	84	15.5	4.3
Farmer	1.8	22	66	14.2	3.9
Langlie Mattix	1.0	22	85	10.7	3.0
Total — Top 8 fields	24.5	14	75%	$222.8	61.8%
All others	12.6	10	65	137.4	38.2
Total	37.1	12	72%	$360.2	100.0%

____________________

(a)	Reserves as of December 31, 2009 divided by annualized fourth quarter production volumes.

(b)	Texas margin taxes and the federal income taxes associated with a corporate subsidiary have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure.

Summary of Oil and Natural Gas Properties and Projects

     Our most significant fields are the Texas Panhandle, Spraberry, East Binger, Jordan, Howard Glasscock/Iatan/ Iatan East Howard, Denton, Farmer and Langlie Mattix. As of December 31, 2009, these eight fields accounted for approximately 66% of our total estimated proved reserves.

     Texas Panhandle Fields. The Texas Panhandle fields are located in Carson, Gray, Hartley, Hutchinson, Moore, and Potter Counties, Texas. The fields are produced from multiple formations of Permian age which primarily include the Granite Wash, Brown Dolomite, and Red Cave formations from 2,500 to 4,000 feet. Legacy operates 565 wells (521 producing, 44 injecting) in the Texas Panhandle fields with working interests ranging from 24.5% to 100% and net revenue interests ranging from 23.7% to 100.0%. We also own another 410 wells (398 producing, 12 injecting) with a 12.5% average non-operated working interest. As of December 31, 2009, our properties in the Texas Panhandle fields contained 7.9 MMBoe (72% liquids) of net proved reserves with a standardized measure of $61.1 million. The average net daily production from these fields was 1,370 Boe/d for the fourth quarter of 2009. The estimated reserve life (R/P) for these fields is 16 years based on the annualized fourth quarter production rate.

     Spraberry Field. The Spraberry field is located in Midland, Martin, Reagan and Upton Counties, Texas. This field produces from Spraberry and Wolfcamp age formations from 5,000 to 10,200 feet. We operate 136 active wells (134 producing, 2 injecting) in this field with working interests ranging from 7.2% to 100% and net revenue interests ranging from 4.7% to 90.8%. We also own another 43 wells (42 producing, 1 injecting) with a

40.9% average non-operated working interest. As of December 31, 2009, our properties in the Spraberry field contained 6.1 MMBoe (67% liquids) of net proved reserves with a standardized measure of $51.1 million. The average net daily production from this field was 931 Boe/d for the fourth quarter of 2009. The estimated reserve life (R/P) for this field is 18 years based on the annualized fourth quarter production rate.

     Four wells were drilled on Legacy Reserves’ properties in the Spraberry Field in 2009. We have identified 51 more proved undeveloped projects and 5 behind-pipe or proved developed non-producing re-completion projects in this field. We also have 274 unproved drilling locations on 40-acre spacing in this field.

     East Binger Field. The East Binger field is located in Caddo County, Oklahoma. The Marchand Sand, at depths of 9,700 to 10,100 feet, is the primary reservoir in the East Binger field. The East Binger Unit, the major property in the field, is an active miscible nitrogen injection project and is operated by Binger Operations, LLC (BOL), of which Legacy owns 50%. BOL operates 90 wells (54 producing, 36 injecting) in the East Binger field, and Legacy owns a working interest of 54.5% and net revenue interest of 46.1% in the East Binger Unit. As of December 31, 2009, our properties in the East Binger field contained 3.0 MMBoe (81% liquids) of net proved reserves with a standardized measure of $34.7 million. The average net daily production from this field was 820 Boe/d for the fourth quarter of 2009. The estimated reserve life (R/P) for the field is 10 years based on the annualized fourth quarter production rate.

     Two infill wells were drilled in the East Binger Unit in 2009, and we have 8 more proved undeveloped projects identified in this field.

     Jordan Field. The Jordan field is located in Ector and Crane Counties, Texas. The field produces under waterflood from the San Andres Formation at depths of 3,100 to 3,800 feet. We operate 58 wells (44 producing, 14 injecting) in the West Jordan Unit with a 53.1% working interest and a 39.8% net revenue interest. We also own a 35.9% non-operated working interest and a 29.7% net revenue interest in the Jordan University Unit which contains 148 wells (110 producing, 38 injecting). As of December 31, 2009, our properties in the Jordan field contained 2.0 MMBoe (88% liquids) of net proved reserves with a standardized measure of $19.5 million. The average net daily production from the field was 437 Boe/d for the fourth quarter of 2009. The estimated reserve life (R/P) of the field is 12 years based on the annualized fourth quarter production rate.

     The Jordan University Unit was drilled in the 1930s through the 1960s on 20-acre spacing and waterflooding commenced in 1966. There have been over 100 10-acre infill wells drilled in the unit including four wells drilled in 2009. We have eight more proved undeveloped 10-acre drilling locations in the unit.

     The West Jordan Unit was drilled in the 1930s through the 1960s on 20-acre spacing and waterflooding began in 1970. There have been 62 10-acre infill wells drilled in the unit. We have also completed 19 re-stimulation and re-activation projects in the unit including five in 2009. We have 10 proved developed 10-acre drilling locations and 14 more proved developed non-producing projects in the unit.

     Howard Glasscock, Iatan and Iatan East Howard Fields. The Howard Glasscock, Iatan and Iatan East Howard fields adjoin one another and are located in Howard and Mitchell Counties, Texas. These fields produce from multiple formations of Permian age which primarily include the San Andres, Yates, Seven Rivers, Queen, Clearfork and Glorieta Fromations from 1,000 to 3,700 feet as well as the Wolfcamp and Canyon Formations from 5,100 to 7,400 feet. We operate 152 wells (139 producing, 13 injecting) in these fields with working interests ranging from 62.5% to 100.0% and net revenue interests ranging from 47.3% to 90.0%. As of December 31, 2009, our properties in the Howard Glasscock, Iatan and Iatan East Howard fields contained 1.3 MMBoe (99% liquids) of net proved reserves with a standardized measure of $16.0 million. The average net daily production from these fields was 299 Boe/d for the fourth quarter of 2009. The estimated reserve life (R/P) for these fields is 12 years based on the annualized fourth quarter production rate.

     Denton Field. The Denton field is located in Lea County, New Mexico. The Devonian Formation at depths of 11,000 to 12,700 feet is the primary reservoir in the Denton field. Additional production has been developed in the Wolfcamp Formation at depths of 8,900 to 9,600 feet. We operate 20 wells in the Denton field with working interests ranging from 86% to 100% and net revenue interests ranging from 75.1% to 87.5%. We also own another

12 producing wells with a 15.0% average non-operated working interest. As of December 31, 2009, our properties in the Denton field contained 1.4 MMBoe (84% liquids) of net proved reserves with a standardized measure of $15.5 million. The average net daily production from this field was 559 Boe/d for the fourth quarter of 2009. The estimated reserve life (R/P) for the field is 7 years based on the annualized fourth quarter production rate.

     Farmer Field. The Farmer field is located in Crockett and Reagan Counties, Texas. The San Andres Formation at depths of 2,100 to 2,600 feet is the primary reservoir in the Farmer field. We operate 158 wells (150 producing, 8 injecting) in the Farmer field with a 100.0% average working interest and a net revenue interest ranging from 80.8% to 87.5%. As of December 31, 2009, our properties in the Farmer field contained 1.8 MMBoe (66% liquids) of net proved reserves with a standardized measure of $14.2 million. The average net daily production from this field was 232 Boe/d for the fourth quarter of 2009. The estimated reserve life (R/P) for the field is 22 years based on the annualized fourth quarter production rate.

     The Farmer field has been developed using 20-acre spacing with the exception of a pilot 10-acre spacing area that includes eleven 10-acre wells. We currently have 33 10-acre proved undeveloped locations in this field and an additional 72 unproved 10-acre locations.

     Langlie Mattix Field. The Langlie Mattix field is located in Lea County, New Mexico. The Queen Formation at depths of 3,400 to 3,800 feet is the primary reservoir in the Langlie Mattix field. We operate 103 wells (80 producing, 23 injecting) in the Langlie Mattix Penrose Sand Unit, a subdivision of the Langlie Mattix Field, with a 51.7% average working interest and a 44.7% average net revenue interest. We also operate two other properties with five active producing wells with 100% and 82.4% working interests and 82.0% and 67.4% net revenue interests, respectively. As of December 31, 2009, our properties in the Langlie Mattix field contained 1.0 MMBoe (85% liquids) of net proved reserves with a standardized measure of $10.7 million. The average net daily production from this field was 119 Boe/d for the fourth quarter of 2009. The estimated reserve life (R/P) for the field is 22 years based on the annualized fourth quarter production rate.

     The Langlie Mattix Penrose Sand Unit was drilled in the late 1930s and early 1940s on 40-acre spacing. Waterflooding commenced in 1958. There have been a total of 26 20-acre infill wells drilled on the Unit in four different drilling programs from 1983 to 2007. All four 20-acre infill drilling programs were successful. We have 23 more proved undeveloped locations and an additional 41 unproved 20-acre locations.

Oil and Natural Gas Data

   Proved Reserves

     The following table sets forth a summary of information related to our estimated net proved reserves as of the dates indicated based on reserve reports prepared by LaRoche Petroleum Consultants, Ltd. (“LaRoche”). The estimates of net proved reserves have not been filed with or included in reports to any federal authority or agency. Standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

     The following information represents estimates of our proved reserves as of December 31, 2009, which have been prepared and presented under new SEC rules. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on 12-month un-weighted first-day-of-the-month average pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-year pricing. The pricing that was used for estimates of our reserves as of December 31, 2009 was based on an un-weighted 12-month average West Texas Intermediate posted price of $57.65 per Bbl for oil and a NYMEX natural gas price of $3.87 per MMBtu. See the table below. As a result of this change in pricing methodology our proved reserves decreased by approximately 4.1 MMBoe, our standardized measure decreased by approximately $253.1 million and direct comparisons of previously-reported reserves amounts may be more difficult.

    Another impact of the new SEC rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This new rule has limited and may continue to limit our potential to book additional proved undeveloped reserves. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill on those reserves within the required five-year timeframe. We do not have any proved undeveloped reserves which have remained undeveloped for five years or more.

    The SEC has not reviewed the Partnership’s reserve estimates under the new rules and has released only limited interpretive guidance regarding reporting of reserve estimates under the new rules and may not issue further interpretive guidance on the new rules. Accordingly, while the estimates of the Partnership’s proved reserves at December 31, 2009 included in this report have been prepared based on what the Partnership and our independent reserve engineers believe to be reasonable interpretations of the new SEC rules, those estimates could differ materially from any estimates the Partnership might prepare applying more specific interpretive guidance.

	As of December 31,
	2009	2008	2007
Reserve Data:
Estimated net proved reserves:
Oil (MMBbls)	21.7	16.6	19.6
Natural Gas Liquids (MMBbls)	5.0	4.3	4.0
Natural Gas (Bcf)	62.4	59.3	50.9
Total (MMBoe)	37.1	30.8	32.1
Proved developed reserves (MMBoe)	31.6	28.0	29.0
Proved undeveloped reserves (MMBoe)	5.5	2.8	3.1
Proved developed reserves as a percentage of total proved reserves	85%	91%	90%
Standardized measure (in millions)(a)	$360.2	$235.0	$690.5
Oil and Natural Gas Prices(b)
Oil - NYMEX WTI per Bbl	$57.65	$41.00	$92.50
Natural gas - NYMEX Henry Hub per MMBtu	$3.87	$5.71	$6.80
____________________

(a)	Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission (using current costs and prices in effect as of the period end date for periods prior to 2009 and the average annual prices based on the un-weighted arithmetic average of the first-day-of-the-month price for each month of periods beginning on or after January 1, 2009) without giving effect to non-property related expenses such as general administrative expenses and debt service or to depletion, depreciation and amortization and discounted using an annual discount rate of 10%. Because we are a limited partnership that allocates our taxable income to our unitholders, no provision for federal or state income taxes has been provided for in the calculation of standardized measure. Standardized measure does not give effect to derivative transactions. For a description of our derivative transactions, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Cash Flow from Operations.”

(b)	Oil and natural gas prices as of each date are based on NYMEX physical spot prices per Bbl of oil and per MMBtu of natural gas at such date for periods prior to 2009 and the un-weighted arithmetic average of the first-day-of-the-month price for each month of periods beginning on or after January 1, 2009, with these representative prices adjusted by property to arrive at the appropriate net sales price. These prices correlate to the NYMEX West Texas Intermediate near-month futures prices of $44.60 and $95.98 as of December 31, 2008 and 2007, respectively, and the NYMEX Henry Hub near month futures prices of $5.62 and $7.48 as of December 31, 2008 and 2007, respectively.

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

    From time to time, we engage LaRoche to prepare a reserve and economic evaluation of properties that we are considering purchasing. Neither LaRoche nor any of its employees have any interest in those properties, and the compensation for these engagements is not contingent on their estimates of reserves and future net revenues for the subject properties. During 2009, 2008 and 2007, we paid LaRoche approximately $141,666, $225,074 and $143,900, respectively, for such reserve and economic evaluations.

   Internal Control over Reserve Estimations

    Legacy provides LaRoche information on all properties acquired during the year for addition to Legacy’s reserve report. LaRoche updates production data from public sources and then modifies production forecasts for all properties as necessary. Legacy provides lease operating statement data at the property level from Legacy’s accounting system for estimation of each property’s operating expenses, price differentials, gas shrinkage and NGL yield. Legacy provides all changes in Legacy’s ownership interests in the properties to LaRoche for input into the reserve report. Legacy provides information on all capital projects completed during the year as well as changes in the expected timing of future capital projects. Legacy provides updated capital project cost estimates and abandonment cost and salvage value estimates. After evaluating and inputting all information provided by Legacy, LaRoche provides Legacy with a preliminary reserve report which Legacy reviews for accuracy and completeness. After considering comments provided by Legacy, LaRoche completes and publishes the final reserve report.

    Legacy’s Acquisition and Planning Manager is the reservoir engineer primarily responsible for overseeing the preparation of reserve estimates by the third-party engineering firm, LaRoche. He has held a wide variety of technical and supervisory positions during a 32-year career with four major publicly traded oil and natural gas producing companies, including Legacy. He has over 22 years of SEC reserve report preparation experience in addition to continuing education courses on reserve estimation and reporting, including one in 2009 covering the effect of the SEC’s Final Rule, Modernization of Oil and Gas Reporting.

   Production and Price History

    The following table sets forth a summary of unaudited information with respect to our production and sales of oil and natural gas for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008(a)	2007(b)
Production:
Oil (MBbl)	1,800	1,660	1,179
Natural gas liquids (MGal)	15,118	12,977	5,295
Gas (MMcf)	5,055	4,838	3,052
Total (MBoe)	3,002	2,775	1,814
Average daily production (Boe per day)	8,225	7,582	4,970
Average sales price per unit (excluding derivatives):
Oil (per Bbl)	$57.40	$95.16	$70.65
NGL (per Gal)	$0.76	$1.22	$1.42
Gas (per Mcf)	$4.43	$8.60	$7.02
Combined (per Boe)	$45.73	$77.63	$61.87
Average sales price per unit (including realized derivative gains/losses)(c):
Oil (per Bbl)	$78.47	$72.16	$67.58
NGL (per Gal)	$0.81	$0.99	$1.30
Gas (per Mcf)	$7.17	$8.80	$8.48
Combined (per Boe)	$63.21	$63.13	$61.99
Average unit costs per Boe:
Production costs, excluding production and other taxes	$14.76	$17.37	$13.95
Ad valorem taxes	$1.50	$1.37	$1.01
Production and other taxes	$2.71	$4.58	$4.35
General and administrative	$5.16	$4.11	$4.63
Depletion, depreciation and amortization	$19.57	$22.82	$15.66
____________________

(a)	Reflects the production and operating results of the COP III and Pantwist acquisition properties from the closing dates of such acquisitions through December 31, 2008.

(b)	Reflects the production and operating results of the oil and natural gas properties acquired in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit Acquisitions from the closing dates of such acquisitions through December 31, 2007.

(c)	Includes only the realized gains (losses) from Legacy’s oil and natural gas swaps.

   Productive Wells

    The following table sets forth information at December 31, 2009 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated	1,490	1,219	162	144
Non-operated	1,857	229	457	71
Total	3,347	1,448	619	215

   Developed and Undeveloped Acreage

    The following table sets forth information as of December 31, 2009 relating to our leasehold acreage.

	Developed		Undeveloped
	Acreage(a)		Acreage(b)
	Gross(c)	Net(d)	Gross(c)	Net(d)
Total	436,298	151,436	6,080	691
____________________

(a)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.

(b)	Undeveloped acres are acres which are not held by commercially producing wells, regardless of whether such acreage contains proved reserves. All of our proved undeveloped locations are located on acreage currently held by production.

(c)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.

(d)	A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

   Drilling Activity

    The following table sets forth information, on a combined basis, with respect to wells completed by Legacy during the years ended December 31, 2009, 2008 and 2007. The drilling activities associated with the properties acquired in the Binger acquisition (April 16, 2007), the Ameristate acquisition (May 1, 2007), the TSF acquisition (May 25, 2007), the Raven Shenandoah acquisition (May 31, 2007), the Raven OBO acquisition (August 3, 2007), the TOC acquisition (October 1, 2007) and the Summit acquisition (October 1, 2007) are included for all periods subsequent to those acquisition dates. The drilling activities associated with the properties acquired in the COP III acquisition (April 30, 2008) and the Pantwist acquisition (October 1, 2008) are included for all periods subsequent to those acquisition dates. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the numbers of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of oil and natural gas, regardless of whether they produce a reasonable rate of return.

	Year Ended
	December 31,
	2009	2008	2007
Gross:
Development
Productive	22	23	29
Dry	—	—	—
Total	22	23	29
Exploratory
Productive	—	—	—
Dry	—	—	—
Total	—	—	—
Net:
Development
Productive	5.7	14.1	13.0
Dry	—	—	—
Total	5.7	14.1	13.0
Exploratory
Productive	—	—	—
Dry	—	—	—
Total	—	—	—

   Summary of Development Projects

    We are currently pursuing an active development strategy. We estimate that our capital expenditures for the year ending December 31, 2010 will be approximately $31 million for development drilling, re-completions and re-fracture stimulation and other development related projects to implement this strategy. This amount was increased from the previously approved capital budget of $25.3 million to include identified development projects related to the Wyoming acquisition. We intend to drill 44 gross (32.7 net) development wells and execute 39 gross (23.6 net) re-completions and re-fracture simulations projects. All of these development projects are located in the Permian Basin, Wyoming and the East Binger field in Oklahoma. We will consider adjustments to this capital program based on our assessment of additional development opportunities that are identified during the year and the cash available to invest in our development projects.

   Operations

   General

    We operate approximately 67% of our net daily production of oil and natural gas. We design and manage the development, re-completion or workover for all of the wells we operate and supervise operation and maintenance activities. We do not own drilling rigs or other oil field services equipment used for drilling or maintaining wells on properties we operate except for two single pole pulling units and a cable tool rig used for shallow well work in the Texas Panhandle fields. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We employ drilling, production, and reservoir engineers, geologists and other specialists who have worked and will work to improve production rates, increase reserves, and lower the cost of operating our oil and natural gas properties. We also employ field operating personnel including production superintendents, production foremen, production technicians and lease operators. We charge the non-operating partners an operating fee for operating the wells, typically on a fee per well-operated basis. Our non-operated wells are managed by third-party operators who are typically independent oil and natural gas companies.

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

   South Justis Unit Operating Agreement

    In connection with our acquisition of the South Justis Unit from Henry Holding LP on June 29, 2006, we became the successor in interest to Henry Holding LP as unit operator under the Unit Operating Agreement. As unit operator, we are entitled to receive from the other working interest owners a per well operating fee which was initially anticipated to be an aggregate of $1.7 million annually and is subject to an annual cost escalator. Under the terms of the Unit Agreement, we may be removed as unit operator upon default or failure to perform our duties by a vote of two or more working interest owners representing at least 80% of the working interest other than the interest held by us. In the event that we transfer our working interest ownership, we will be removed as unit operator.

   Derivative Activity

    We enter into derivative transactions with unaffiliated third parties with respect to oil and natural gas prices to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in oil and natural gas prices. All of our derivative transactions in place are NYMEX or Over the Counter (“OTC”) financial swaps and collars, which do not require option premiums. Our derivatives either swap floating prices for fixed prices indexed on NYMEX for oil and OTC for natural gas and NGLs or swap the NYMEX index price to an index that reflects a geographical area of production, in our case, the Waha natural gas and ANR-Oklahoma natural gas indices. Our NYMEX WTI oil collar contract combines a put option or “floor” with a call option or “ceiling.” We enter into derivative transactions with respect to LIBOR interest rates to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in LIBOR interest rates. All of our interest rate derivative transactions are LIBOR interest rate swaps, which do not require option premiums. Our derivatives swap floating LIBOR rates for fixed rates. All of our derivative counterparties are members of our bank group. For a more detailed discussion of our derivative activities, please read “Business – Oil and Natural Gas Derivative Activities,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operations” and “— Quantitative and Qualitative Disclosures About Market Risk.”

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

ITEM 4. [RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our units, which were first offered and sold to the public on January 12, 2007, are listed on the NASDAQ Global Select Market under the symbol “LGCY.” As of March 4, 2010, there were 40,070,201 units outstanding, held by approximately 46 holders of record, including units held by our Founding Investors.

    The following table presents the high and low sales prices for our units during the periods indicated (as reported on the NASDAQ Global Select Market) and the amount of the quarterly cash distributions we paid on each of our units with respect to such periods.

	Price Ranges		Cash Distribution	Cash Distribution to
2009	High	Low	per Unit	General Partner
First Quarter	$13.99	$7.50	$0.52	$9,522
Second Quarter	$13.58	$8.95	$0.52	$9,522
Third Quarter	$17.04	$11.73	$0.52	$9,522
Fourth Quarter	$20.18	$15.13	$0.52	$9,522 (a)

	Price Ranges		Cash Distribution	Cash Distribution to
2008	High	Low	per Unit	General Partner
First Quarter	$22.75	$17.95	$0.49	$8,972
Second Quarter	$25.17	$19.86	$0.52	$9,522
Third Quarter	$25.76	$14.00	$0.52	$9,522
Fourth Quarter	$17.43	$6.50	$0.52	$9,522
____________________

(a)	This distribution was paid to our general partner concurrent with our distribution to unitholders on February 12, 2010.

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

    The following table shows selected historical financial and operating data for Legacy Reserves LP for the periods and as of the dates indicated. Through March 15, 2006, Legacy’s accompanying consolidated historical financial statements reflect the accounts of the Moriah Group, which includes the accounts of Moriah Resources, Inc. as the general partner of Moriah Properties, Ltd.; Moriah Properties, Ltd.; the oil and natural gas interests individually owned by Dale A. and Rita Brown until October 1, 2005 when those interests were transferred to DAB Resources, Ltd.; DAB Resources, Ltd. and the accounts of MBN Properties LP. The Moriah Group consolidated MBN Properties LP as a variable interest entity with the portion of net income (loss) applicable to the other owners’ equity interests being eliminated through a non-controlling interest adjustment. Due to immateriality, we have not retrospectively applied the presentation requirements of ASC 810 that were established via Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, for the years ended December 31, 2006 and 2005. Although MBN Management, LLC, the general partner of MBN Properties LP, is also a variable interest entity, it was accounted for by the Moriah Group using the equity method. From March 15, 2006, Legacy’s historical financial statements also include the results of operations of the oil and natural gas properties acquired from the other Founding Investors and the charitable foundations.

    The selected historical financial data of Legacy for the year ended December 31, 2005 is derived from the audited consolidated financial statements of the Moriah Group.

    The operating results of the PITCO properties have been included from their September 14, 2005 acquisition date. The operating results of the Farmer Field, South Justis and Kinder Morgan acquisition properties have been included from their acquisition dates in June and July 2006. The operating results of the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit, COP III and Pantwist acquisition properties have been included from their respective acquisition dates (see Note 4 to the Consolidated Financial Statements).

    You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Legacy’s financial statements and related notes included elsewhere in this annual report on Form 10-K.

	Years Ended December 31,
	2009	2008(a)	2007(b)	2006(c)	2005(d)
	(In thousands, except per unit data)
Statement of Operations Data:
Revenues:
Oil sales	$103,319	$157,973	$83,301	$45,351	$18,225
Natural gas liquids sales	11,565	15,862	7,502	—	—
Natural gas sales	22,395	41,589	21,433	14,446	7,318
Total revenues	137,279	215,424	112,236	59,797	25,543
Expenses:
Oil and natural gas production	48,814	52,004	27,129	15,938	6,376
Production and other taxes	8,145	12,712	7,889	3,746	1,636
General and administrative	15,502	11,396	8,392	3,691	1,354
Depletion, depreciation, amortization
and accretion	58,763	63,324	28,415	18,395	2,291
Impairment of long-lived assets	9,207	76,942	3,204	16,113	—
Loss on disposal of assets	378	602	527	42	20
Total expenses	140,809	216,980	75,556	57,925	11,677
Operating income (loss)	(3,530)	(1,556)	36,680	1,872	13,866
Other income (expense):
Interest income	9	93	321	130	185
Interest expense	(13,222)	(21,153)	(7,118)	(6,645)	(1,584)
Equity in income (loss) of partnerships	31	108	77	(318)	(495)
Realized and unrealized gain (loss) on oil,
NGL and natural gas swaps and collars	(75,554)	176,943	(85,156)	9,289	(6,159)
Other	(11)	116	(129)	29	29
Income (loss) before income taxes	(92,277)	154,551	(55,325)	4,357	5,859
Income taxes	(554)	(48)	(337)	—	—
Income (loss) from continuing operations	$(92,831)	$154,503	$(55,662)	$4,357	$5,859
Earnings (loss) from continuing operations
per unit
Basic and fully diluted	$(2.89)	$5.05	$(2.13)	$0.26	$0.62
Distributions per unit(e)	$2.08	$1.98	$1.67	$0.8974

	Years Ended December 31,
	2009	2008(a)	2007(b)	2006(c)	2005(d)
	(In thousands)
Cash Flow Data:
Net cash provided by operating activities	$37,482	$140,985	$57,147	$29,590	$14,409
Net cash provided by (used in)
investing activities	$23,288	$(258,035)	$(196,505)	$(62,505)	$(68,965)
Net cash provided by (used in)
financing activities	$(59,053)	$109,946	$147,900	$32,022	$55,742
Capital expenditures	$22,734	$217,980	$196,702	$56,150	$66,915

	Historical
	As Of December 31,
	2009	2008(a)	2007(b)	2006(c)	2005(d)
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$4,217	$2,500	$9,604	$1,062	$1,955
Other current assets	45,394	78,437	23,954	17,159	6,316
Oil and natural gas properties, net of
accumulated depletion, depreciation
and amortization	575,425	613,032	440,180	247,580	77,172
Other assets	28,457	89,103	7,840	7,567	1,499
Total assets	$653,493	$783,072	$481,578	$273,368	$86,942
Current liabilities	$54,226	$56,032	$43,457	$10,834	$4,562
Long term debt	237,000	282,000	110,000	115,800	52,473
Other long-term liabilities	83,607	64,407	72,391	7,945	19,998
Unitholders’ equity	278,660	380,633	255,730	138,789	9,909
Total liabilities and unitholders’ equity	$653,493	$783,072	$481,578	$273,368	$86,942

____________________

(a)	Reflects Legacy’s purchase of the oil and natural gas properties acquired in the COP III and Pantwist Acquisitions as of the date of their respective acquisitions. Consequently, the operations of these acquired properties are only included for the period from the closing dates of such acquisitions through December 31, 2008.

(b)	Reflects Legacy’s purchase of the oil and natural gas properties acquired in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit Acquisitions as of the date of their respective acquisitions. Consequently, the operations of these acquired properties are only included for the period from the closing dates of such acquisitions through December 31, 2007.

(c)	Reflects Legacy’s purchase of the oil and natural gas properties acquired in the March 15, 2006 formation transactions and the South Justis, Farmer Field and Kinder Morgan acquisitions in June and July 2006. Consequently, the operations of these acquired properties are only included for the period from the closing dates of such acquisitions through December 31, 2006.

(d)	Reflects the Moriah Group’s purchase of the PITCO properties on September 14, 2005. Consequently, the operations of the PITCO properties are only included for the period following the date of acquisition.

(e)	Amounts not presented for years prior to 2006 since they would not be meaningful.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    The Moriah Group owned and operated oil and natural gas producing properties located primarily in the Permian Basin of West Texas and southeast New Mexico. The Moriah Group included the accounts of Moriah Resources, Inc. as the general partner of Moriah Properties, Ltd.; Moriah Properties, Ltd.; the oil and natural gas interests individually owned by Dale A. and Rita Brown until October 1, 2005 when those interests were transferred to DAB Resources, Ltd.; DAB Resources, Ltd. and the accounts of MBN Properties LP. The Moriah Group consolidated MBN Properties LP as a variable interest entity with the portion of net income (loss) applicable to the other owners’ equity interests eliminated through a non-controlling interest adjustment. Due to immateriality, we have not retrospectively applied the presentation requirements of ASC 810 that were established via Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, for the years ended December 31, 2006 and 2005. Although MBN Management, LLC, the general partner of MBN Properties LP, is also a variable interest entity, it was accounted for by the Moriah Group using the equity method.

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

Trends Affecting Our Business and Operations

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

    Our revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. As set forth under “Cash Flow from Operations” below, we have entered into oil, NGL and natural gas derivatives designed to mitigate the effects of price fluctuations covering a significant portion of our expected production, which allows us to mitigate, but not eliminate, oil and natural gas price risk. We continuously conduct financial sensitivity analyses to assess the effect of changes in pricing and production. These analyses allow us to determine how changes in oil and natural gas prices will affect our ability to execute our capital investment programs and to meet future financial obligations. Further, the financial analyses allow us to monitor any impact such changes in oil and natural gas prices may have on the value of our proved reserves and their impact on any redetermination to our borrowing base under our revolving credit facility.

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

Operating Data

     The following table sets forth our selected financial and operating data for the periods indicated.

	Year Ended December 31,
	2009	2008(a)	2007(b)
	(In thousands, except per unit data)
Revenues:
Oil sales	$103,319	$157,973	$83,301
Natural gas liquid sales	11,565	15,862	7,502
Natural gas sales	22,395	41,589	21,433
Total revenue	$137,279	$215,424	$112,236
Expenses:
Oil and natural gas production	$44,308	$48,194	$25,302
Ad valorem taxes	$4,506	$3,810	$1,827
Total oil and natural gas production	$48,814	$52,004	$27,129
Production and other taxes	$8,145	$12,712	$7,889
General and administrative	$15,502	$11,396	$8,392
Depletion, depreciation, amortization and accretion	$58,763	$63,324	$28,415
Realized commodity derivative contract settlements:
Realized gain (loss) on oil swaps and collars	$37,919	$(38,185)	$(3,627)
Realized gain (loss) on natural gas liquid swaps	$733	$(3,025)	$(619)
Realized gain on natural gas swaps	$13,825	$977	$4,457
Production:
Oil — barrels	1,800	1,660	1,179
Natural gas liquids — gallons	15,118	12,977	5,295
Natural gas — Mcf	5,055	4,838	3,052
Total (MBoe)	3,002	2,775	1,814
Average daily production (Boe/d)	8,225	7,582	4,970
Average sales price per unit (excluding derivatives):
Oil price per barrel	$57.40	$95.16	$70.65
Natural gas liquid price per gallon	$0.76	$1.22	$1.42
Natural gas price per Mcf	$4.43	$8.60	$7.02
Combined (per Boe)	$45.73	$77.63	$61.87
Average sales price per unit (including realized derivative gains/losses)(c):
Oil price per barrel	$78.47	$72.16	$67.58
Natural gas liquid price per gallon	$0.81	$0.99	$1.30
Natural gas price per Mcf	$7.17	$8.80	$8.48
Combined (per Boe)	$63.21	$63.13	$61.99
NYMEX oil index prices per barrel:
Beginning of Period	$44.60	$95.98	$61.05
End of Period	$79.36	$44.60	$95.98
NYMEX gas index prices per Mcf:
Beginning of Period	$5.62	$7.48	$6.30
End of Period	$5.57	$5.62	$7.48
Average unit costs per Boe:
Production costs, excluding production and other taxes	$14.76	$17.37	$13.95
Ad valorem taxes	$1.50	$1.37	$1.01
Production and other taxes	$2.71	$4.58	$4.35
____________________

(a)	Reflects the production and operating results of the oil and natural gas properties acquired in the COP III and Pantwist Acquisitions from the closing dates of such acquisitions through December 31, 2008.

(b)	Reflects the production and operating results of the oil and natural gas properties acquired in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit Acquisitions from the closing dates of such acquisitions through December 31, 2007.

(c)	Includes only the realized gains (losses) from Legacy’s oil and gas derivatives.

Results of Operations

   Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

     Legacy’s revenues from the sale of oil were $103.3 million and $158.0 million for the years ended December 31, 2009 and 2008, respectively. Legacy’s revenues from the sale of NGLs were $11.6 million and $15.9 million for the years ended December 31, 2009 and 2008, respectively. Legacy’s revenues from the sale of natural gas were $22.4 million and $41.6 million for the years ended December 31, 2009 and 2008, respectively. The $54.7 million decrease in oil revenues reflects an increase in oil production of 140 MBbls (8%) due primarily to a full year of production from the COP III and Pantwist Acquisitions, our development activities and several additional acquisitions, which are both individually and collectively immaterial. However, this increase in oil production was offset by a $37.76 per Bbl (40%) reduction in realized sales price from $95.16 for the year ended December 31, 2008, to $57.40 for the year ended December 31, 2009. The $4.3 million decrease in NGL revenues reflects an increase in NGL production of 2,141 MMGal (16%) due to a full year of production from the COP III and Pantwist Acquisitions, our development activities and several additional acquisitions, which are both individually and collectively immaterial. However, this increase in NGL production was offset by a $0.46 per Gal (37%) reduction in realized NGL sales price from $1.22 per Gal for the year ended December 31, 2008, to $0.76 per Gal for the year ended December 31, 2009. The $19.2 million decrease in natural gas revenues reflects an increase in natural gas production of approximately 217 MMcf (4%) due primarily to a full year of production from the COP III and Pantwist Acquisitions, our development activities and several additional acquisitions, which are both individually and collectively immaterial. However, this increase in natural gas production was offset by a $4.17 per Mcf (48%) reduction in realized natural gas sales price from $8.60 per Mcf for the year ended December 31, 2008, to $4.43 per Mcf for the year ended December 31, 2009.

     For the year ended December 31, 2009, Legacy recorded $75.6 million of net losses on oil and natural gas swaps and collars comprised of realized gains of $52.5 million from net cash settlements of oil, NGL and natural gas swap contracts and net unrealized losses of $128.0 million. Legacy had unrealized net losses from its oil swaps due to the increase in NYMEX oil prices during the year ended December 31, 2009 from $44.60 per Bbl at December 31, 2008, to $79.36 at December 31, 2009, a price which is below the fixed price of Legacy’s oil swap contracts, but greater than the prior year-end price. Legacy had unrealized net losses from its natural gas swaps due to additional natural gas swaps added during the year at a lower fixed price per MMBtu than those swaps in place as of December 31, 2008. Due to the marginal decrease in NYMEX natural gas prices, from $5.62 per MMBtu at December 31, 2008, to $5.57 per MMBtu at December 31, 2009, the additional swaps added during the year ended December 31 2009 reduced the fair value of the natural gas swaps even though the fixed price per MMBtu of our outstanding natural gas swaps is greater than the NYMEX natural gas price at December 31, 2009. As a point of reference, the NYMEX price for natural gas for the near-month close at December 31, 2009 was $5.57 per MMBtu, a price which is less than the average contract prices of Legacy’s outstanding natural gas swap contracts of $7.21 per MMBtu, compared to the average contract price of $7.99 per MMBtu for Legacy’s outstanding natural gas swap contracts as of December 31, 2008. For the year ended December 31, 2008, Legacy recorded $157.7 million of net gains on oil swaps comprised of a realized loss of $38.2 million from net cash settlements of oil swap contracts and a net unrealized gain of $195.9 million. For the year ended December 31, 2008, Legacy recorded $1.5 million of net gains on NGL swaps comprised of a realized loss of $3.0 million from net cash settlements of NGL swap contracts and a net unrealized gain of $4.5 million. For the year ended December 31, 2008, Legacy recorded $17.7 million of net gains on natural gas swaps comprised of a realized gain of $1.0 million from net cash settlements of natural gas swap contracts and a net unrealized gain of $16.7 million. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

     Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, decreased to $44.3 million ($14.76 per Boe) for the year ended December 31, 2009, from $48.2 million ($17.37 per Boe) for the year ended December 31, 2008. Production expenses decreased primarily because of an industry wide decrease in cost of services and certain operating costs that are directly related to the lower commodity prices experienced during the year ended December 31, 2009, including the cost of electricity, which powers artificial lift equipment and pumps involved in the production of oil, and the lower level of industry activity resulting from lower oil and natural gas prices. Legacy’s ad valorem tax expense increased to $4.5 million ($1.50 per Boe) for the year ended December 31, 2009, from $3.8 million ($1.37 per Boe) for the year ended December 31, 2008 primarily due to increased periods of ownership in the properties acquired in the COP III and Pantwist acquisitions.

     Legacy’s production and other taxes were $8.1 million and $12.7 million for the years ended December 31, 2009 and 2008, respectively. Production and other taxes decreased primarily because of lower realized commodity prices in the 2009 period as production taxes are assessed as a percentage of revenue.

     Legacy’s general and administrative expenses were $15.5 million and $11.4 million for the years ended December 31, 2009 and 2008, respectively. General and administrative expenses increased approximately $4.1 million between periods primarily due to a $2.1 million increase in non-cash compensation expense related to the LTIP for the year ended December 31, 2009 due to increases in Legacy’s unit price, and legal, consulting and board fees in the amount of $1.3 million related to the review of the Proposal Letter from Apollo Management VII, LP (“Apollo Management”), in which Apollo Management had offered to acquire all of the outstanding units of Legacy (the “Apollo Offer”).

     Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $58.8 million and $63.3 million for the years ended December 31, 2009 and 2008, respectively, reflecting primarily the significant decrease in oil and natural gas prices during the fourth quarter of 2008 which resulted in a significant downward revision in proved reserve volumes causing an increase in our 2008 depletion rates. In addition, the use of average prices for the fourth quarter of 2009 as required by new SEC rules and accounting standards, as discussed in “Recently Issued Accounting Pronouncements” below, increased our depletion expense by $2.1 million. As a point of reference, our depletion rate per Boe for the year ended December 31, 2009 was $19.57 compared to $22.82 for the year ended December 31, 2008.

     Impairment expense was $9.2 million and $76.9 million for the years ended December 31, 2009 and 2008, respectively. In 2009 Legacy recognized impairment expense in 20 separate producing fields, due primarily to declines in realized natural gas prices during the year ended December 31, 2009 as well as an unsuccessful re-completion activity in the case of one field, both of which resulted in reduced future expected cash flows. In 2008 Legacy recognized impairment expense in 101 separate producing fields due primarily to significant declines in oil and natural gas prices in the fourth quarter of 2008 resulting in reduced future expected cash flows on these fields.

     Legacy recorded interest income of $9,074 for the year ended December 31, 2009 and $93,010 for the year ended December 31, 2008. The decrease of $83,936 is a result of lower average interest rates received during the year ended December 31, 2009.

     Interest expense was $13.2 million and $21.2 million for the years ended December 31, 2009 and 2008, respectively, reflecting a mark-to-market adjustment resulting in a $3.8 million reduction of interest expense in 2009 related to our interest rate swaps compared to a $9.0 million increase in interest expense from the mark-to-market in 2008. This decrease was partially offset by an increase of $4.9 million in interest rate swap settlements for the year ended December 31, 2009, compared to the year ended December 31, 2008.

     Legacy recorded equity in income of partnership of $30,923 and $107,795 for the years ended December 31, 2009 and 2008, respectively, related to its non-controlling interest in Binger Operations, L.L.C (“BOL”). This income is primarily derived from Legacy’s non-controlling interest in BOL’s less than 1% interest in the Binger Unit. The decrease of $76,872 is a result of lower average realized oil and natural gas prices for the year ended December 31, 2009.

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

Non-GAAP Financial Measures

     For the year ended December 31, 2009, Adjusted EBITDA increased 20% to $120.0 million from $99.8 million for the year ended December 31, 2008. This increase is due primarily to cash receipts on commodity derivatives of $52.5 million for the year ended December 31, 2009 compared to cash disbursements of $40.2 million for the year ended December 31, 2008. In addition, the year ended December 31, 2009 was positively impacted by increased production volumes and lower expenses than the year ended December 31, 2008. These gains were partially offset by lower revenues from oil, NGL and natural gas sales in the year ended December 31, 2009 compared to the year ended December 31, 2008. Distributable Cash Flow increased 53% to $88.0 million from $57.4 million for the year ended December 31, 2009 and 2008, respectively, due primarily to higher Adjusted EBITDA and lower development capital expenditures.

     Legacy’s management uses Adjusted EBITDA and Distributable Cash Flow as a tool to provide additional information and metrics relative to the performance of Legacy’s business, such as the cash distributions Legacy expects to pay to its unitholders, as well as its ability to meet debt covenant compliance tests. Legacy’s management believes that these financial measures help investors evaluate whether or not cash flow is being generated at a level that can sustain or support an increase in quarterly distribution rates. Adjusted EBITDA and Distributable Cash Flow may not be comparable to a similarly titled measure of other publicly traded limited partnerships or limited liability companies because all entities may not calculate Adjusted EBITDA in the same manner.

     The following presents a reconciliation of “Adjusted EBITDA” and “Distributable Cash Flow,” both of which are non-GAAP measures, to their nearest comparable GAAP measure. Adjusted EBITDA and Distributable Cash Flow should not be considered as alternatives to GAAP measures, such as net income, operating income or any other GAAP measure of liquidity or financial performance.

     Adjusted EBITDA is defined in Legacy’s revolving credit facility as net income (loss) plus:
  Interest expense;

  Income taxes;

  Depletion, depreciation, amortization and accretion;

  Impairment of long-lived assets;

  (Gain) loss on sale of partnership investment;

  (Gain) loss on disposal of assets;

  Unit-based compensation expense related to LTIP unit awards accounted for under the equity or liability methods;

  Unrealized (gain) loss on oil and natural gas derivatives; and

  Equity in (income) loss of partnerships.
     Distributable Cash Flow is defined as Adjusted EBITDA less:
  Cash interest expense;

  Cash income taxes;

  Cash settlements of LTIP unit awards; and

  Development capital expenditures.
     The following table presents a reconciliation of Legacy’s consolidated net income (loss) to Adjusted EBITDA and Distributable Cash Flow for the years ended December 31, 2009, 2008 and 2007, respectively.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net Income (loss)	$(92,831)	$158,207	$(55,662)
Plus:
Interest expense	13,222	21,153	7,118
Income taxes	554	48	337
Depletion, depreciation, amortization and accretion	58,763	63,324	28,415
Impairment of long-lived assets	9,207	76,942	3,204
Gain on disposal of assets	(54)	(3,704)	387
Equity in income of partnership	(31)	(108)	(77)
Unit-based compensation expense	3,130	1,078	1,017
Unrealized (gain) loss on oil and natural gas derivatives	128,032	(217,176)	85,367
Adjusted EBITDA	$119,992	$99,764	$70,106
Less:
Cash interest expense	17,809	9,451	5,085
Cash settlements of LTIP unit awards	415	150	253
Development capital expenditures	13,727	32,788	16,368
Distributable Cash Flow	$88,041	$57,375	$48,400

Capital Resources and Liquidity

     Legacy’s primary sources of capital and liquidity have been proceeds from bank borrowings, cash flow from operations, its private offering in March 2006, its initial public equity offering in January 2007, its private offering in November 2007 and its public equity offerings in September 2009 and January 2010. To date, Legacy’s primary use of capital has been for the acquisition and development of oil and natural gas properties.

     As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in growing reserves and production will be highly dependent on capital resources available to us and our success in acquiring and developing additional hydrocarbon reserves. We actively review acquisition opportunities on an ongoing basis. If we were to make significant additional acquisitions for cash, we would need to borrow additional amounts under our revolving credit facility, if available, or obtain additional debt or equity financing. Our revolving credit facility currently does not permit us to obtain additional debt financing outside of the existing facility. Further, our existing revolving credit facility matures on April 1, 2012.

     Our commodity derivatives position, which we use to mitigate commodity price volatility and support our borrowing capacity, contributed $52.5 million of cash settlements in the year ended December 31, 2009. Based upon current oil and natural gas price expectations and our extensive commodity derivatives positions for the year ending December 31, 2010, we anticipate that our cash on hand, proceeds from our January 2010 public equity offering, cash flow from operations and available borrowing capacity under our revolving credit facility will provide us sufficient working capital to meet our planned capital expenditures of $31 million and planned cash distributions of $83.3 million, which reflect the $20.83 million of distributions paid in the first quarter of 2010 and $20.83 million of planned distributions during each of the second, third and fourth quarters of 2010 and the Wyoming acquisition. Our board of directors determines our distribution each quarter and there is no guarantee that the board will maintain our current quarterly distribution rate of $0.52 per unit. Please read “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

     Legacy’s net cash provided by operating activities was $37.5 million and $141 million for the year ended December 31, 2009 and 2008, respectively, with the 2009 period being unfavorably impacted by lower realized oil and natural gas prices, partially offset by higher sales volumes and lower expenses.

     Legacy’s net cash provided by operating activities was $141 million and $57.1 million for the years ended December 31, 2008 and 2007, respectively, with the 2008 period being favorably impacted by higher sales volumes and higher realized oil and natural gas prices, partially offset by higher expenses.

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

Investing Activities

     Legacy’s cash capital expenditures were $22.4 million for the year ended December 31, 2009. The total is comprised of several individually immaterial acquisitions and development projects.

     Legacy’s cash capital expenditures were $216.4 million and $196.0 million for the years ended December 31, 2008 and 2007, respectively. The total for the year ended December 31, 2008 includes $52.2 million and $40.6 million for the purchase of producing oil and natural gas properties in the COP III and Pantwist Acquisitions, respectively. The remaining balance was expended in several smaller individual acquisitions and development projects. The total for the year ended December 31, 2007 includes $28.5 million, $5.2 million, $14.8 million, $13.5 million, $20.9 million, $62.1 million and $13.5 million for the purchase of producing oil and natural gas properties in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit Acquisitions, respectively. The balance was expended in smaller individual acquisitions and development projects.

     We currently anticipate that our development capital budget, which predominantly consists of drilling, re-completion and well stimulation projects, will be $31 million for the year ending December 31, 2010, inclusive of development projects related to our Wyoming acquisition. Our borrowing capacity under our revolving credit facility is $70.6 million as of March 4, 2010. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. If oil and natural gas prices decline below levels we deem acceptable, we may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and labor crews.

     On February 17, 2010, we closed the previously announced acquisition of oil and natural gas producing properties, comprised of 13 operated oil fields in Wyoming, from St. Mary Land and Exploration Company for cash consideration of approximately $125.2 million, subject to customary post-closing adjustments.

     Based upon management’s current oil and natural gas price expectations for the year ending December 31, 2010, we anticipate that we will have sufficient sources of working capital, including the proceeds from our January 2010 public equity offering, our cash flow from operations and available borrowing capacity under our revolving credit facility, to meet our cash obligations including the Wyoming acquisition, our planned capital expenditures of $31 million and planned cash distributions of $83.3 million during the year ending December 31, 2010. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or cash distributions.

     We enter into oil, NGL and natural gas derivatives to reduce the impact of oil, NGL and natural gas price volatility on our cash flow. Currently, we use swaps and collars to offset price volatility on NYMEX oil, NGL and Waha and ANR-Oklahoma natural gas prices, which do not include the additional net discount that we typically realize in the Permian Basin. At December 31, 2009, we had in place oil, NGL and natural gas swaps covering significant portions of our estimated 2010 through 2014 oil, NGL and natural gas production. As of March 4, 2010 we had derivatives covering approximately 73% of our expected oil, NGL and natural gas production for 2010. As of March 4, 2010 we had also entered into derivative contracts covering over 42% on average of our expected oil, NGL and natural gas production for 2011 through 2014 from existing total proved reserves. By removing the price volatility on our cash flows from a significant portion of our oil, NGL and natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. In addition, these counterparties are affiliates of lenders under our revolving credit facility, which allows us to avoid margin calls. Due to the disruptions in the financial markets at the end of 2008 that continued into 2009, we routinely monitor the creditworthiness of our counterparties.

     The following tables summarize, for the periods indicated, our oil and natural gas swaps in place as of March 4, 2010 covering the period from January 1, 2010 through December 31, 2014. We use swaps as our mechanism for hedging commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to hedge the floating prices we are paid by purchasers of our oil and natural gas. These transactions are settled based upon the monthly average closing price of the front-month NYMEX WTI oil contract price of oil at Cushing, Oklahoma, and NYMEX Henry Hub, West Texas Waha and ANR-Oklahoma prices of natural gas on the average of the three final trading days of the month, and settlement occurs on the fifth day of the production month.

	Annual	Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
2010	1,812,978	$81.16	$60.15 - $140.00
2011	1,535,312	$86.64	$67.33 - $140.00
2012	1,324,466	$82.01	$67.72 - $109.20
2013	881,445	$83.62	$80.10 - $89.35
2014	356,710	$87.88	$87.50 - $90.50

	Annual	Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
2010	3,923,359	$7.18	$5.33 - $9.73
2011	3,038,316	$7.49	$5.74 - $8.70
2012	2,357,990	$7.49	$5.72 - $8.70
2013	1,402,754	$6.58	$5.78 - $6.89
2014	609,104	$6.36	$5.95 - $6.47

     We enter into basis swaps to receive floating NYMEX Henry Hub natural gas prices less a fixed basis differential and pay prices based on the floating Waha index, a natural gas hub in West Texas. The prices that we receive for our Permian Basin natural gas sales follow Waha more closely than NYMEX. The basis swaps thereby provide a better match between our natural gas sales and the settlement payments on our natural gas swaps. The following table summarizes, for the periods indicated, our NYMEX-Waha basis swaps in place as of March 4, 2010 covering the period from January 1, 2010 through December 31, 2010:

	Annual	Basis Differential
Calendar Year	Volumes (MMBtu)	per Mcf
2010	1,200,000	$(0.57)

     On June 24, 2008, we entered into a NYMEX West Texas Intermediate oil derivative collar contract that combines a put option or “floor” with a call option or “ceiling.” The following table summarizes the oil collar contract currently in place as of March 4, 2010, covering the period from January 1, 2010 through December 31, 2012:

		Average	Price
Calendar Year	Volumes (Bbls)	Floor	Ceiling
2010	71,800	$120.00	$156.30
2011	68,300	$120.00	$156.30
2012	65,100	$120.00	$156.30

     The following table details the commodity derivative assets (liabilities), by commodity, as of December 31, 2009 and 2008:

			Natural	Natural Gas	NGL
	Oil Swaps	Oil Collar	Gas Swaps	Basis Swaps	Swaps	Total
	(In thousands)
Balance December 31, 2008	$102,454	$15,366	$15,339	$437	$1,309	$134,905
Balance December 31, 2009	$(13,594)	$7,907	$13,067	$(468)	$(39)	$6,873

     The following table details the commodity derivative income (expense) activities, by commodity, for the year ended December 31, 2009:

			Natural	Natural Gas	NGL
	Oil Swaps	Oil Collar	Gas Swaps	Basis Swaps	Swaps	Total
	(In thousands)
Realized gain/(loss) on cash settlements	$33,830	$4,088	$13,983	$(156)	$733	$52,478
Unrealized loss on mark-to-market
of derivatives existing as of
January 1, 2009	(106,959)	(7,459)	(2,515)	(905)	(1,348)	(119,186)
Unrealized gain/(loss) on mark-to-market of
derivatives entered during 2009	(9,089)	—	243	—	—	(8,846)
Realized and unrealized gain (loss)
on derivatives	$(82,218)	$(3,371)	$11,711	$(1,061)	$(615)	$(75,554)

Financing Activities

   Our Revolving Credit Facility

     At the closing of our private equity offering on March 15, 2006, we entered into a four-year revolving credit facility with BNP Paribas as administrative agent. On March 27, 2009, we entered into a new three-year $600 million secured revolving credit facility and retained BNP Paribas as administrative agent to replace our previous four-year $300 million revolving credit facility entered into in 2006. Our obligations under the revolving credit facility are secured by mortgages on 80% of our oil and natural gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base, currently at $340 million, with a $2 million sub-limit for letters of credit. The current borrowing base as of the date of this report does not take into account the properties acquired in the Wyoming acquisition, the associated commodity derivatives and other smaller acquisitions acquired in the fourth quarter of 2009 and first quarter of 2010. We anticipate the inclusion of these activities to result in an increase in our borrowing base at the next redetermination. The borrowing base is subject to semi-annual redeterminations on April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. We also have the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders, and any decrease in the borrowing base must be approved by the lenders holding at least 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the revolving credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the revolving credit facility so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and natural gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral.

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

     Our revolving credit facility also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:
  consolidated net income (loss) plus interest expense, income taxes, depreciation, depletion, amortization and other similar charges excluding unrealized gains and losses under ASC 815 (formerly SFAS 133), minus all non-cash income added to consolidated net income, and giving pro forma effect to any acquisitions or capital expenditures (“EBITDA”), to interest expense of not less than 2.5 to 1.0;

  total debt to EBITDA of not more than 3.75 to 1.0; and

  consolidated current assets, including the unused amount of the total commitments, to consolidated current liabilities of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under ASC 815 (formerly SFAS No. 133), which includes the current portion of oil, natural gas and interest rate swaps.
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
     As of December 31, 2009, Legacy was in compliance with all financial and other covenants of the revolving credit facility.

Off-Balance Sheet Arrangements

     None.

Contractual Obligations

     A summary of our contractual obligations as of December 31, 2009 is provided in the following table.

	Obligations Due in Period
Contractual Cash Obligations	2010	2011-2012	2013-2014	Thereafter	Total
	(In thousands)
Long-term debt(a)	$—	$237,000	$—	$—	$237,000
Interest on long-term debt(b)	7,110	8,863	—	—	15,973
Derivative obligations(c)	6,448	1,794	—	—	8,242
Management compensation(d)	1,305	2,610	2,610	—	6,525
Asset retirement obligation(e)	13,506	4,806	3,076	63,529	84,917
Office lease	230	166	—	—	396
Total contractual cash obligations	$28,599	$255,239	$5,686	$63,529	$353,053
____________________

(a)	Represents amounts outstanding under our revolving credit facility as of December 31, 2009.

(b)	Based upon our weighted average interest rate of 3.0% under our revolving credit facility as of December 31, 2009.

(c)
Derivative obligations represent net liabilities for interest rate derivatives that were valued as of December 31, 2009, the ultimate settlement of which are unknown because they are subject to continuing market risk. Commodity derivatives, which amount to a net asset, have been excluded from this table. Please read “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” for additional information regarding our derivative obligations.

(d)
The related employment agreements do not contain termination provisions; therefore, the ultimate payment obligation is not known. For purposes of this table, management has not reflected payments subsequent to 2014.

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

     Nature of Critical Estimate Item: Oil and Natural Gas Reserves — Our estimate of proved reserves is based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. LaRoche Petroleum Consultants, Ltd, prepares a reserve and economic evaluation of all our properties in accordance with Securities and Exchange Commission, or “SEC,” guidelines on a lease, unit or well-by-well basis, depending on the availability of well-level production data. The accuracy of our reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates. For example, as discussed in “Recently Issued Accounting Pronouncements” below, we changed our assumptions regarding future selling prices during 2009 as required by new SEC rules and accounting standards, which affected our net proved oil and natural gas reserves presented in Note 15 to our financial statements. In addition, we must estimate the amount and timing of future operating costs, severance taxes, development costs, and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the economics of producing the reserves may change and therefore the estimate of proved reserves also may change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements. Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion rates are made concurrently with changes to reserve estimates.

     Assumptions/Approach Used: Units-of-production method to deplete our oil and natural gas properties — The quantity of reserves could significantly impact our depletion expense. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate.

     Effect if Different Assumptions Used: Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the year ended December 31, 2009 by approximately 10%. Additionally, with the adoption of new SEC rules and accounting standards referred to above and the resulting change in pricing used to measure reserves, we realized an increased depletion rate due to the use of the un-weighted 12-month first-day-of-the-month average prices compared to the spot price as of December 31, 2009. This increased depletion rate amounted to an increased depletion expense of $2.1 million in the fourth quarter of 2009 compared to the depletion expense that would have been recognized under the old rules. For the first three quarters of 2009 we utilized period end spot prices to measure reserve quantities as we did not adopt ASU 2010-03 until December 31, 2009.

     Nature of Critical Estimate Item: Asset Retirement Obligations — We have certain obligations to remove tangible equipment and restore land at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. We adopted ASC 410-20 (formerly SFAS No. 143), Accounting for Asset Retirement Obligations, effective January 1, 2003. ASC 410-20 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets (“asset retirement obligations” or “ARO”). Primarily, ASC 410-20 requires us to estimate asset retirement costs for all of our assets, adjust those costs for inflation to the forecast abandonment date, discount that amount using a credit-adjusted-risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an ARO liability in that amount with a corresponding addition to our asset value. When new obligations are incurred, i.e. a new well is drilled or acquired, we add a layer to the ARO liability. We then accrete the liability layers quarterly using the applicable period-end effective credit-adjusted-risk-free rates for each layer. Should either the estimated life or the estimated abandonment costs of a property change materially upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost. Thus, abandonment costs will almost always approximate the estimate. When well obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from our balance sheet.

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

     Effect if Different Assumptions Used: Since there are so many variables in estimating AROs, we attempt to limit the impact of management’s judgment on certain of these variables by developing a standard cost estimate based on historical costs and industry quotes updated annually. Unless we expect a well’s plugging to be significantly different than a normal abandonment, we use this estimate. The resulting estimate, after application of a discount factor and present value calculation, could differ from actual results, despite our efforts to make an accurate estimate. We engage independent engineering firms to evaluate our properties annually. We use the remaining estimated useful life from the year-end reserve report by our independent reserve engineers in estimating when abandonment could be expected for each property. On an annual basis we evaluate our latest estimates against actual abandonment costs incurred. For the year ended December 31, 2009, actual abandonment costs approximated our previous estimates. As a result, no revision was recorded. We expect to see our calculations impacted significantly if interest rates rise, as the credit-adjusted-risk-free rate is one of the variables used on a quarterly basis.

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

     We do not specifically designate derivative instruments as cash flow hedges, even though they reduce our exposure to changes in oil, NGL and natural gas prices and interest rate changes. Therefore, the mark-to-market of these instruments is recorded in current earnings. We use market value estimates prepared by a third party firm, which specializes in valuing derivatives, and validate these estimates by comparison to counterparty estimates as the basis for these end-of-period mark-to-market adjustments. When we record a mark-to-market adjustment resulting in a loss in a current period, these unrealized losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future period. As shown in the tables above, we have hedged a significant portion of our future production through 2014. Taking into account the mark-to-market liabilities and assets recorded as of December 31, 2009, the future cash obligations table presented above shows the amounts which we would expect to pay the counterparties over the time periods shown. As oil and gas prices rise and fall, our future cash obligations related to these derivatives will rise and fall.

Recently Issued Accounting Pronouncements

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 805-10 (formerly Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations). ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. ASC 805-10 also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. ASC 805-10 is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which was the Partnership’s fiscal year 2009. However, since Legacy did not consummate any material business combinations during the year ended December 31, 2009, the adoption did not materially affect its consolidated financial statements.

     In March, 2008, the FASB issued guidance that requires disclosures related to objectives and strategies for using derivatives; the fair-value amounts of, and gains and losses on, derivative instruments; and credit-risk-related contingent features in derivative agreements. This guidance was effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008, which was the Partnership’s fiscal year 2009. The effect on Legacy’s disclosures for derivative instruments as a result of the adoption of this guidance in 2009 was not significant since the Partnership does not account for any of its derivative transactions as cash flow hedges.

     In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting (the “Final Rule”). The Final Rule is intended to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves, which should help investors evaluate the relative value of oil and natural gas companies. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than year-end prices. In January 2010, the FASB issued ASU 2010-03, Extractive Activities – Oil and Gas (Topic 932) Oil and Gas Reserve Estimation and Disclosures (“ASU 2010-03”), which aligns the oil and natural gas reserve estimation and disclosure requirements of ASC 932 with the requirements in the SEC’s Final Rule, Modernization of the Oil and Gas Reporting Requirements, discussed above. We adopted the Final Rule and ASU effective December 31, 2009.

     The use of average prices affected our depletion calculation for the fourth quarter of 2009 resulting in an increased expense of approximately $2.1 million. It also affected the net proved oil and gas reserves presented in Note 15 and the standardized measure of discounted future net cash flows relating to proved reserves presented in Note 16. For comparison purposes, our proved reserves under the previous rules would have been approximately 41.2 MMBoe, compared to 37.1 MMBoe under the Final Rule. In addition, our standardized measure under the previous rules would have been $613.3 million compared to $360.2 million under the Final Rule.

     In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165, Subsequent Events). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist. This guidance, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. Legacy adopted this guidance for the year ended December 31, 2009. The adoption of this guidance did not have an impact on Legacy’s financial position or results of operations.

     In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162), which establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this guidance, all then-existing non-SEC accounting and reporting standards were superseded, except as noted within ASC 105-10. Concurrently, all non-grandfathered, non-SEC accounting literature not included in the Codification is deemed non-authoritative with some exceptions as noted within the literature. The adoption of this guidance did not have an impact on Legacy’s financial position or results of operations.

     In January, 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements, which enhances the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements.

     The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. We adopted ASU 2010-06 effective December 31, 2009, and the adoption did not have a significant impact on our consolidated financial statements. We have made all required disclosures.

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

     As of December 31, 2009, the fair market value of Legacy’s commodity derivative positions was a net asset of $6.9 million. As of December 31, 2008, the fair market value of Legacy’s commodity derivative positions was a net asset of $134.9 million. Due to our asset position on commodity derivatives, we routinely monitor the credit default risk of our counterparties via risk monitoring services. For more discussion about our derivative transactions and to see a table listing the oil, NGL and natural gas swaps for 2010 through December 31, 2014, please read “— Investing Activities.”

     If oil prices decline by $1.00 per Bbl, then the standardized measure of our combined proved reserves as of December 31, 2009 would decline from $360.2 million to $349.5 million, or 3%. If natural gas prices decline by $0.10 per Mcf, then the standardized measure of our combined proved reserves as of December 31, 2009 would decline from $360.2 million to $357.5 million, or 0.7%. However, larger decreases in oil and natural gas prices may not have the same impact on our standardized measure.

Interest Rate Risks

     At December 31, 2009, Legacy had debt outstanding of $237 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for the year ended December 31, 2009 was 3.52%. A 1% increase in LIBOR on Legacy’s outstanding debt as of December 31, 2009 would not have an effect on annual interest expense as Legacy has entered into interest rate swaps to mitigate the volatility of interest rates through December of 2013 on $264 million of floating rate debt, which exceeds the current outstanding debt balance, to a weighted-average fixed rate of 3.05%.

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

     Our management, with the participation of our general partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation and subject to the foregoing, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide reasonable assurance that such controls and procedures were effective to accomplish their objectives.

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

     There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     As of December 31, 2009, management assessed the effectiveness of Legacy’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included design, effectiveness and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets. Based on that assessment, management determined that Legacy maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.

     BDO Seidman, LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2009, which is set forth below under “Attestation Report.”

Attestation Report

     Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Unitholders
Legacy Reserves LP
Midland, Texas

     We have audited Legacy Reserves LP’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Legacy Reserves LP’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

     In our opinion, Legacy Reserves LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Legacy Reserves LP as of December 31, 2009 and 2008, and the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Houston, Texas
March 5, 2010

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     We intend to include the information required by this Item 10 in Legacy’s definitive proxy statement for its 2010 annual meeting of unitholders under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2009.

ITEM 11. EXECUTIVE COMPENSATION

     We intend to include information with respect to executive compensation in Legacy’s definitive proxy statement for its 2010 annual meeting of unitholders under the heading “Executive Compensation,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

     We intend to include information regarding Legacy’s securities authorized for issuance under equity compensation plans and ownership of Legacy’s outstanding securities in Legacy’s definitive proxy statement for its 2010 annual meeting of unitholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” respectively, which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     We intend to include the information regarding related party transactions in Legacy’s definitive proxy statement for its 2010 annual meeting of unitholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2009.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     We intend to include information regarding principal accountant fees and services in Legacy’s definitive proxy statement for its 2010 annual meeting of unitholders under the heading “Independent Registered Public Accounting Firm,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2009.

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

10.8†	—	Legacy Reserves, LP Long-Term Incentive Plan (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.5)
10.9†	—
First Amendment of Legacy Reserves LP to Long Term Incentive Plan dated June 16, 2006 (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed October 5, 2006, Exhibit 10.17)

10.10†	—
Amended and Restated Legacy Reserves LP Long-Term Incentive Plan effective as of August 17, 2007 (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed August 23, 2007, Exhibit 10.1)

10.11†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Restricted Unit Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.6)

10.12†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Unit Option Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.7)

10.13†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Unit Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.8)

10.14†	—	Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed February 4, 2008, Exhibit 10.1)
10.15†	—
Employment Agreement dated as of March 15, 2006, between Cary D. Brown and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333- 134056) filed May 12, 2006, Exhibit 10.9)

10.16†	—
Section 409A Compliance Amendment to Employment Agreement dated December 31, 2008, between Cary D. Brown and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed December 31, 2008, Exhibit 10.1)

10.17†	—
Employment Agreement dated as of March 15, 2006, between Steven H. Pruett and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.10)

Exhibit
Number		Description
10.18†	—
Section 409A Compliance Amendment to Employment Agreement dated December 31, 2008, between Steven H. Pruett and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed December 31, 2008, Exhibit 10.2)

10.19†	—
Employment Agreement dated as of March 15, 2006, between Kyle A. McGraw and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.11)

10.20†	—
Section 409A Compliance Amendment to Employment Agreement dated December 31, 2008, between Kyle A. McGraw and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed December 31, 2008, Exhibit 10.3)

10.21†	—
Employment Agreement dated as of March 15, 2006, between Paul T. Horne and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333- 134056) filed May 12, 2006, Exhibit 10.12)

10.22†	—
Section 409A Compliance Amendment to Employment Agreement dated December 31, 2008, between Paul T. Horne and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed December 31, 2008, Exhibit 10.4)

10.23†	—
Employment Agreement dated as of March 15, 2006, between William M. Morris and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.13)

10.24†	—
Section 409A Compliance Amendment to Employment Agreement dated December 31, 2008, between William M. Morris and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed December 31, 2008, Exhibit 10.5)

10.25	—
Binger Purchase, Sale and Contribution Agreement dated March 20, 2007, by and between Nielson & Associates, Inc. and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed May 14, 2007, Exhibit 10.1)

10.26	—
Purchase and Sale Agreement dated March 29, 2007, by and between Ameristate Exploration, LLC and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed May 4, 2007, Exhibit 10.1)

10.27	—
Purchase and Sale Agreement dated April 10, 2007, by and between Terry S. Fields and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed August 13, 2007, Exhibit 10.1)

10.28	—
Purchase and Sale Agreement dated May 3, 2007, by and between Raven Resources, LLC and Shenandoah Petroleum Corporation and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed August 13, 2007, Exhibit 10.2)

10.29	—
Purchase and Sale Agreement dated July 11, 2007, by and between Raven Resources, LLC and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed November 9, 2007, Exhibit 10.1)

10.30	—
Purchase and Sale Agreement dated August 28, 2007, between Summit Petroleum Management Corporation and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed November 9, 2007, Exhibit 10.3)

10.31	—
Purchase and Sale Agreement dated August 30, 2007, by and between The Operating Company and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed November 9, 2007, Exhibit 10.4)

10.32	—
Unit Purchase Agreement dated as of November 7, 2007, by and among Legacy Reserves LP, Legacy Reserves GP, LLC and the Purchasers named therein (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed November 9, 2007, Exhibit 10.1)

Exhibit
Number		Description
10.33	—
Purchase and Sale Agreement dated March 13, 2008, by and between Crown Oil Partners III, LP, BC Operating, Inc. and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed May 5, 2008, Exhibit 10.1)

10.34	—
Purchase and Sale Agreement dated September 5, 2008, by and among Cano Petroleum Inc., Pantwist, LLC and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed October 7, 2008, Exhibit 10.2)

10.35	—
Participation Agreement dated as of September 24, 2008, between Black Oak Resources, LLC and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed November 7, 2008, Exhibit 10.1)

10.36	—
Mutual Termination Agreement and Release dated as of October 19, 2009, by and between Black Oak Resources, LLC and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q (File No. 001-33249) filed November 6, 2009, Exhibit 10.1)

10.37	—
Purchase and Sale Agreement dated December 17, 2009, by and between St. Mary Land & Exploration Company and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed February 23, 2010, Exhibit 10.1)

21.1	—	List of subsidiaries of Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 21.1)
23.1*	—	Consent of BDO Seidman LLP
23.2*	—	Consent of LaRoche Petroleum Consultants, Ltd.
31.1*	—	Rule 13a-14(a) Certification of CEO (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	—	Rule 13a-14(a) Certification of CFO (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)
99.1*		Summary Reserve Report from LaRoche Petroleum Consultants, Ltd.
____________________

*	Filed herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March, 2010.

LEGACY RESERVES LP

By:	LEGACY RESERVES GP, LLC,
its general partner

By:	/S/ STEVEN H. PRUETT
	Name:	Steven H. Pruett
	Title:	President, Chief Financial Officer and
Secretary (Principal Financial Officer)

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Cary D. Brown and Steven H. Pruett, or either of them, each with power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all subsequent amendments and supplements to this Annual Report on Form 10-K, and to file the same, or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby qualifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ CARY D. BROWN	Chief Executive Officer and Chairman of the Board	March 5, 2010
Cary D. Brown	(Principal Executive Officer)

/S/ STEVEN H. PRUETT	President, Chief Financial Officer and Secretary	March 5, 2010
Steven H. Pruett	(Principal Financial Officer)

/S/ WILLIAM M. MORRIS	Vice President, Chief Accounting Officer and Controller	March 5, 2010
William M. Morris	(Principal Accounting Officer)

/S/ KYLE A. MCGRAW	Executive Vice President and Director	March 5, 2010
Kyle A. McGraw

/S/ DALE A. BROWN	Director	March 5, 2010
Dale A. Brown

/S/ WILLIAM R. GRANBERRY	Director	March 5, 2010
William R. Granberry

/S/ G. LARRY LAWRENCE	Director	March 5, 2010
G. Larry Lawrence

/S/ WILLIAM D. SULLIVAN	Director	March 5, 2010
William D. Sullivan

/S/ KYLE D. VANN	Director	March 5, 2010
Kyle D. Vann

Report of Independent Registered Public Accounting Firm

Board of Directors and Unitholders
Legacy Reserves LP
Midland, Texas

     We have audited the accompanying consolidated balance sheets of Legacy Reserves LP as of December 31, 2009 and 2008 and the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legacy Reserves LP at December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, during 2009 the Partnership changed its reserve estimates and related disclosures as a result of adopting new oil and natural gas reserve estimation and disclosure requirements.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Legacy Reserves LP’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2010, expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Houston, Texas
March 5, 2010

LEGACY RESERVES LP

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,217	$2,500
Accounts receivable, net:
Oil and natural gas	18,070	12,198
Joint interest owners	4,547	7,265
Other	364	60
Fair value of derivatives (Notes 8 and 9)	20,090	54,820
Prepaid expenses and other current assets	2,323	4,094
Total current assets	49,611	80,937
Oil and natural gas properties, at cost:
Proved oil and natural gas properties, at cost, using the successful efforts
method of accounting:	847,120	821,786
Unproved properties	214	78
Accumulated depletion, depreciation and amortization	(271,909)	(208,832)
	575,425	613,032
Other property and equipment, net of accumulated depreciaton and
amortization of $1,448 and $765, respectively	1,512	1,851
Deposit on pending acquisition	6,500	—
Operating rights, net of amortization of $1,979 and $1,429, respectively	5,038	5,588
Fair value of derivatives (Notes 8 and 9)	11,026	80,085
Other assets, net of amortization of $2,785 and $1,139, respectively	4,334	1,558
Investment in equity method investee	47	21
Total assets	$653,493	$783,072

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,580	$5,950
Accrued oil and natural gas liabilities	13,890	17,200
Fair value of derivatives (Notes 8 and 9)	18,762	1,691
Asset retirement obligation (Note 11)	13,506	24,915
Other (Note 13)	6,488	6,276
Total current liabilities	54,226	56,032
Long-term debt (Note 3)	237,000	282,000
Asset retirement obligation (Note 11)	71,411	55,509
Fair value of derivatives (Notes 8 and 9)	12,149	8,768
Other long-term liabilites	47	130
Total liabilities	374,833	402,439
Commitments and contingencies (Note 6)
Unitholders’ equity:
Limited partners’ equity — 34,880,474 and 31,049,299 units issued and
outstanding at December 31, 2009 and December 31 2008, respectively	278,627	380,439
General partner’s equity (approximately 0.1%)	33	194
Total unitholders’ equity	278,660	380,633
Total liabilities and unitholders’ equity	$653,493	$783,072

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(In thousands, except per unit data)
Revenues:
Oil sales	$103,319	$157,973	$83,301
Natural gas liquids (NGL) sales	11,565	15,862	7,502
Natural gas sales	22,395	41,589	21,433
Total revenues	137,279	215,424	112,236
Expenses:
Oil and natural gas production	48,814	52,004	27,129
Production and other taxes	8,145	12,712	7,889
General and administrative	15,502	11,396	8,392
Depletion, depreciation, amortization and accretion	58,763	63,324	28,415
Impairment of long-lived assets	9,207	76,942	3,204
Loss on disposal of assets	378	602	527
Total expenses	140,809	216,980	75,556
Operating income (loss)	(3,530)	(1,556)	36,680
Other income (expense):
Interest income	9	93	321
Interest expense (Notes 3, 8 and 9)	(13,222)	(21,153)	(7,118)
Equity in income of partnerships	31	108	77
Realized and unrealized gain (loss) on oil, NGL and
natural gas swaps and oil collar (Notes 8 and 9)	(75,554)	176,943	(85,156)
Other	(11)	116	(129)
Income (loss) before income taxes	(92,277)	154,551	(55,325)
Income taxes	(554)	(48)	(337)
Income (loss) from continuing operations	(92,831)	154,503	(55,662)
Gain on sale of discontinued operation (Note 4)	—	3,704	—
Net income (loss)	$(92,831)	$158,207	$(55,662)
Income (loss) from continuing operations per unit —
basic and diluted	$(2.89)	$5.05	$(2.13)
Gain on discontinued operation per unit —
basic and diluted	$—	$0.12	$—
Income (loss) per unit — basic and diluted (Note 12)	$(2.89)	$5.17	$(2.13)
Weighted average number of units used in
computing net income (loss) per unit —
Basic	32,163	30,596	26,155
Diluted	32,163	30,616	26,155

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF UNITHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

				Total
	Number of	Limited	General	Unitholders’
	Limited Partner Units	Partner	Partner	Equity
	(In thousands)
Balance, December 31, 2006	18,395	$138,654	$136	$138,790
Net proceeds from initial public equity offering	6,900	121,554	—	121,554
Net proceeds from private placement equity offering	3,643	73,073	—	73,073
Units issued to Legacy Board of Directors for services	7	148	—	148
Compensation expense on restricted unit awards issued
to employees	—	341	—	341
Vesting of Restricted Units	20	—	—	—
Units issued to Greg McCabe in exchange for oil and
natural gas properties	95	2,271	—	2,271
Units issued to Nielson & Associates, Inc. in exchange
for oil and natural gas properties	611	15,752	—	15,752
Reclass prior period compensation cost on unit options
granted to employees to adjust for conversion to
liability method as described in SFAS No.123(R)	—	(115)	—	(115)
Distributions to unitholders, $1.67 per unit	—	(40,422)	—	(40,422)
Net loss	—	(55,627)	(35)	(55,662)
Balance, December 31, 2007	29,671	255,629	101	255,730
Costs associated with private placement equity offering
in the year ended December 31, 2007	—	(5)	—	(5)
Units issued to Legacy Board of Directors for services	13	263	—	263
Compensation expense on restricted unit awards issued
to employees	—	342	—	342
Vesting of restricted units	20	—	—	—
Units issued in COP III acquisition	1,345	27,000	—	27,000
Distributions to unitholders, $1.98 per unit	—	(60,904)	—	(60,904)
Net income	—	158,114	93	158,207
Balance, December 31, 2008	31,049	380,439	194	380,633
Units issued to Legacy Board of Directors for services	16	259	—	259
Compensation expense on restricted unit awards issued
to employees	—	103	—	103
Vesting of restricted units	20	—	—	—
Net proceeds from equity offering	3,795	57,221	—	57,221
Redemption of investment from MBN Operating LP	—	—	(81)	(81)
Distributions to unitholders, $2.08 per unit	—	(66,616)	(28)	(66,644)
Net loss	—	(92,779)	(52)	(92,831)
Balance, December 31, 2009	34,880	$278,627	$33	$278,660

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(92,831)	$158,207	$(55,662)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	58,763	63,324	28,415
Amortization of debt issuance costs	1,646	748	224
Impairment of long-lived assets	9,207	76,942	3,204
Loss on derivatives	71,764	(167,980)	86,652
Equity in income of partnership	(31)	(108)	(77)
Unit-based compensation	2,728	961	166
(Gain) loss on disposal of assets	378	(3,102)	527
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, oil and natural gas	(5,872)	6,827	(11,425)
(Increase) decrease in accounts receivable, joint interest owners	2,718	(3,012)	92
Increase in accounts receivable, other	(304)	(34)	(5)
(Increase) decrease in other current assets	1,859	(4,094)	(250)
Increase (decrease) in accounts payable	(4,370)	3,630	(611)
Increase (decrease) in accrued oil and natural gas liabilities	(3,310)	7,098	4,221
Increase (decrease) in other liabilities	(4,863)	1,578	1,676
Total adjustments	130,313	(17,222)	112,809
Net cash provided by operating activities	37,482	140,985	57,147
Cash flows from investing activities:
Investment in oil and natural gas properties	(22,389)	(216,390)	(196,031)
Increase in deposit on pending acquisition	(6,500)	—	—
Proceeds from sale of assets	51	—	—
Investment in other equipment	(345)	(1,590)	(671)
Net cash settlements on oil and natural gas derivatives	52,477	(40,233)	211
Investment in (distribution from) equity method investee	(6)	178	(14)
Net cash provided by (used in) investing activities	23,288	(258,035)	(196,505)
Cash flows from financing activities:
Proceeds from long-term debt	61,000	255,000	183,000
Payments of long-term debt	(106,000)	(83,000)	(188,800)
Payments of debt issuance costs	(4,549)	(1,144)	(505)
Proceeds from issuance of units, net	57,221	(6)	194,627
Redemption of investment from MBN Operating LP	(81)	—	—
Distributions to unitholders	(66,644)	(60,904)	(40,422)
Net cash provided by (used in) financing activities	(59,053)	109,946	147,900
Net increase (decrease) in cash and cash equivalents	1,717	(7,104)	8,542
Cash and cash equivalents, beginning of period	2,500	9,604	1,062
Cash and cash equivalents, end of period	$4,217	$2,500	$9,604
Non-Cash Investing and Financing Activities:
Asset retirement obligation costs and liabilities	$182	$38,829	$6,296
Asset retirement obligations associated with property acquisitions	$3,505	$25,023	$3,034
Units issued in exchange for oil and natural gas properties	$—	$27,000	$18,023
Non-cash exchange of oil and gas properties:
Properties received in exchange	$—	$6,523	$—
Properties delivered in exchange	$—	$(3,122)	$—

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

   (a) Organization, Basis of Presentation and Description of Business

     Legacy Reserves LP (“LRLP,” “Legacy” or the “Partnership”) and its affiliated entities are referred to as Legacy in these financial statements.

     LRLP, a Delaware limited partnership, was formed by its general partner, Legacy Reserves GP, LLC (“LRGPLLC”), on October 26, 2005 to own and operate oil and natural gas properties. LRGPLLC is a Delaware limited liability company formed on October 26, 2005, and it owns an approximately 0.05% general partner interest in LRLP.

     Significant information regarding rights of the limited partners includes the following:
  Right to receive distributions of available cash within 45 days after the end of each quarter.

  No limited partner shall have any management power over our business and affairs; the general partner shall conduct, direct and manage LRLP’s activities.

  The general partner may be removed if such removal is approved by the unitholders holding at least 66 ⅔ percent of the outstanding units, including units held by LRLP’s general partner and its affiliates.

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

     Legacy owns and operates oil and natural gas producing properties located primarily in the Permian Basin of West Texas and southeast New Mexico, the Texas Panhandle and the Mid-continent and Rocky Mountain regions of the United States. Legacy has acquired oil and natural gas producing properties and drilled leasehold.

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Depreciation and depletion of producing oil and natural gas properties is recorded based on units of production. Acquisition costs of proved properties are amortized on the basis of all proved reserves, developed and undeveloped, and capitalized development costs (wells and related equipment and facilities) are amortized on the basis of proved developed reserves. As more fully described below, proved reserves are estimated annually by the Legacy’s independent petroleum engineer, LaRoche Petroleum Consultants, Ltd., and are subject to future revisions based on availability of additional information. Legacy’s in-house reservoir engineers prepare an updated estimate of reserves each quarter. Depletion is calculated each quarter based upon the latest estimated reserves data available. As discussed in Note (q) below, we changed our assumption regarding future selling prices during 2009 as required by new SEC rules and accounting standards, which affected our net proved oil and natural gas reserves and resulted in an increase in depletion expense of approximately $2.1 million. As discussed in Note 11, asset retirement costs are recognized when the asset is placed in service, and are amortized over proved reserves using the units of production method. Asset retirement costs are estimated by Legacy’s engineers using existing regulatory requirements and anticipated future inflation rates.

     Upon sale or retirement of complete fields of depreciable or depletable property, the book value thereof, less proceeds from sale or salvage value, is charged to income. On sale or retirement of an individual well the proceeds are credited to accumulated depletion and depreciation.

     Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows based on management’s expectations of future oil and natural gas prices. For the year ended December 31, 2009, Legacy recognized $9.2 million of impairment expense on 20 separate producing fields related primarily to the decline in realized natural gas prices during the year combined with rising operating costs on select fields which reduced the estimated future cash flows for these fields. For the year ended December 31, 2008, Legacy recognized $76.9 million of impairment expense on 101 separate producing fields related primarily to the decline in oil and natural gas prices during the year which reduced the estimated future cash flows for these fields. For the year ended December 31, 2007, Legacy recognized $3.2 million of impairment expense on 43 separate producing fields related primarily to the decline in performance on individual properties which reduced the estimated future cash flows on these properties.

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

   (e) Oil and Natural Gas Reserve Quantities

     Legacy’s estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. LaRoche Petroleum Consultants, Ltd. prepares a reserve and economic evaluation of all Legacy’s properties on a well-by-well basis utilizing information provided to it by Legacy and information available from state agencies that collect information reported to it by the operators of Legacy’s properties. As discussed in Note (q) below, the estimate of Legacy’s proved reserves as of December 31,

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 has been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on 12-month un-weighted first-day-of-the-month average pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-year pricing.

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

     Legacy recorded income tax expense of $553,795, $48,148 and $337,000 for the years ended December 31, 2009, 2008 and 2007, respectively, which consists primarily of the Texas margin tax and federal income tax on a corporate subsidiary which employs full and part-time personnel providing services to the Partnership. The Partnership’s total effective tax rate differs from statutory rates for federal and state purposes primarily due to being structured as a limited partnership, which is a pass-through entity for federal income tax purposes.

     Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. In addition, individual unitholders have different investment bases depending upon the timing and price of acquisition of their common units, and each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the consolidated financial statements. As a result, the aggregate difference in the basis of net assets for financial and tax reporting purposes cannot be readily determined as the Partnership does not have access to information about each unitholder’s tax attributes in the Partnership. However, with respect to the Partnership, the Partnership’s book basis in its net assets exceeds the Partnership’s net tax basis by $407 million at December 31, 2009.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   (g) Derivative Instruments and Hedging Activities

     Legacy uses derivative financial instruments to achieve a more predictable cash flow from its oil and natural gas production by reducing its exposure to price fluctuations and interest rate changes. Legacy does not specifically designate derivative instruments as cash flow hedges, even though they reduce its exposure to changes in oil and natural gas prices and interest rate changes. Therefore, Legacy records the change in the fair market values of oil, NGL and natural gas derivatives in current earnings. Changes in the fair values of interest rate derivatives are recorded in interest expense (see Note 9).

   (h) Use of Estimates

     Management of Legacy has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates. Estimates which are particularly significant to the consolidated financial statements include estimates of oil and natural gas reserves, valuation of derivatives, future cash flows from oil and natural gas properties, depreciation, depletion and amortization, asset retirement obligations and accrued revenues.

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

     Legacy uses the “net-back” method of accounting for transportation arrangements of its natural gas sales. Legacy sells natural gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by its purchasers and reflected in the wellhead price. Legacy’s contracts with respect to the sale of its natural gas produced, with one immaterial exception, provide Legacy with a net price payment. That is, when Legacy is paid for its natural gas by its purchasers, Legacy receives a price which is net of any costs incurred for treating, transportation, compression, etc. In accordance with the terms of Legacy’s contracts, the payment statements Legacy receives from its purchasers show a single net price without any detail as to treating, transportation, compression, etc. Thus, Legacy’s revenues are recorded at this single net price.

     Natural gas imbalances occur when Legacy sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If Legacy receives less than its entitled share the underproduction is recorded as a receivable. Legacy did not have any significant natural gas imbalance positions as of December 31, 2009, 2008 or 2007.

     Legacy is paid a monthly operating fee for each well it operates for outside owners. The fee covers monthly general and administrative costs. As the operating fee is a reimbursement of costs incurred on behalf of third parties, the fee has been netted against general and administrative expense.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

   (k) Intangible assets

     Legacy has capitalized certain operating rights acquired in the acquisition of oil and gas properties. The operating rights, which have no residual value, are amortized over their estimated economic life of approximately 15 years beginning July 1, 2006. Amortization expense is included as an element of depletion, depreciation, amortization and accretion expense. Impairment will be assessed on a quarterly basis or when there is a material change in the remaining useful life. The expected amortization expense for 2010, 2011, 2012, 2013 and 2014 is $522,000, $510,000, $502,000, $498,000 and $487,000, respectively.

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

   (m) Earnings (Loss) Per Unit

     Basic earnings per unit amounts are calculated using the weighted average number of units outstanding during each period. Diluted earnings per unit also give effect to dilutive unvested restricted units (calculated based upon the treasury stock method) (see Note 12).

   (n) Redemption of Units

       Units redeemed are recorded at cost.

   (o) Segment Reporting

     Legacy’s management treats each new acquisition of oil and natural gas properties as a separate operating segment. Legacy aggregates these operating segments into a single segment for reporting purposes.

   (p) Unit-Based Compensation

     Concurrent with the Formation Transaction on March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was created. Due to Legacy’s history of cash settlements for option exercises, Legacy accounts for unit options under the liability method which requires the Partnership to recognize the fair value of each unit option at the end of each period. Expense is recognized as a change in the liability from period to period. Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at December 31, 2009, do not include 5,000 units related to unvested restricted unit awards.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   (q) Recently Issued Accounting pronouncements

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 805-10 (formerly Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations). ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. ASC 805-10 also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. ASC 805-10 is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008, which was the Partnership’s fiscal year 2009. However, since Legacy did not consummate any material business combinations during the year ended December 31, 2009, the adoption did not materially affect its consolidated financial statements.

     In March, 2008, the FASB issued guidance that requires disclosures related to objectives and strategies for using derivatives; the fair-value amounts of, and gains and losses on, derivative instruments; and credit-risk-related contingent features in derivative agreements. This guidance was effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008, which was the Partnership’s fiscal year 2009. The effect on Legacy’s disclosures for derivative instruments as a result of the adoption of this guidance in 2009 was not significant since the Partnership does not account for any of its derivative transactions as cash flow hedges.

     In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting (the “Final Rule”). The Final Rule is intended to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves, which should help investors evaluate the relative value of oil and natural gas companies. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and natural gas reserves using an average price based upon the prior 12-month period rather than year-end prices. In January 2010, the FASB issued ASU 2010-03, Extractive Activities – Oil and Gas (Topic 932) Oil and Gas Reserve Estimation and Disclosures (“ASU 2010-03”), which aligns the oil and natural gas reserve estimation and disclosure requirements of ASC 932 with the requirements in the SEC’s Final Rule, Modernization of the Oil and Gas Reporting Requirements discussed above. We adopted the Final Rule and ASU effective December 31, 2009.

     The use of average prices affected our depletion calculation for the fourth quarter of 2009 resulting in an increased expense of approximately $2.1 million. It also had an effect on the net proved oil and gas reserves presented in Note 15 and the standardized measure of discounted future net cash flows relating to proved reserves presented in Note 16.

     In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165, Subsequent Events). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist. This guidance, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. Legacy adopted this guidance for the year ended December 31, 2009. The adoption of this guidance did not have an impact on Legacy’s financial position or results of operations.

     In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162), which establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this guidance, all then-existing non-SEC accounting and reporting standards were superseded, except as noted within ASC 105-10. Concurrently, all non-grandfathered, non-SEC accounting literature not included in the Codification is deemed non-authoritative with some exceptions as noted within the literature. The adoption of this guidance did not have an impact on Legacy’s financial position or results of operations.

     In January, 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements, which enhances the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements.

     The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. We adopted ASU 2010-06 effective December 31, 2009, and the adoption did not have a significant impact on our consolidated financial statements. We have made all required disclosures.

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

     Commodity price derivatives. See Note 8 for discussion of process used in estimating the fair value of commodity price derivatives.

     Interest rate derivatives. See Note 8 for discussion of process used in estimating the fair value of interest rate derivatives.

(3) Credit Facility

     As an integral part of the formation of Legacy, Legacy entered into a credit agreement with a senior credit facility (the “Legacy Facility”). Legacy pledged oil and natural gas properties as collateral for borrowings under the Legacy Facility. The initial terms of the Legacy Facility permitted borrowings in the lesser amount of (i) the borrowing base, or (ii) $300 million, increased to $500 million pursuant to the Third Amendment effective October 24, 2007. The borrowing base under the Legacy Facility was initially set at $130 million as of March 15, 2006. Pursuant to the Fourth Amendment to the credit agreement, the borrowing base was initially increased to $272 million as of April 24, 2008 and further increased to $320 million coincident with the closing of the COP III Acquisition, which closed on April 30, 2008. On October 6, 2008, the borrowing base was increased to $383.76 million pursuant to the Fifth Amendment and further increased to $410 million with the addition of two additional banks to the credit facility. Under the Legacy Facility, as amended, interest on debt outstanding was charged based

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on Legacy’s selection of a LIBOR rate plus 1.50% to 2.125%, or the alternate base rate (“ABR”) which equaled the higher of the prime rate or the Federal funds effective rate plus 0.50%, plus an applicable margin between 0% and 0.50%.

     On March 27, 2009, Legacy entered into a new three-year secured revolving credit facility with BNP Paribas as administrative agent (the “New Credit Agreement”). Borrowings under the New Credit Agreement mature on April 1, 2012. The New Credit Agreement permits borrowings in the lesser amount of (i) the borrowing base, or (ii) $600 million. The borrowing base under the New Credit Agreement is $340 million as of December 31, 2009. The borrowing base is redetermined every six months and will be adjusted based upon changes in the fair market value of Legacy’s oil and natural gas assets. Under the New Credit Agreement, interest on debt outstanding is charged based on Legacy’s selection of a LIBOR rate plus 2.25% to 3.0%, or the alternate base rate (“ABR”) which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or LIBOR plus 1.50%, plus an applicable margin between 0.75% and 1.50%.

     As of December 31, 2009, Legacy had outstanding borrowings of $237 million at a weighted average interest rate of 3.0%. Thus, Legacy had approximately $103 million of availability remaining. For the year ended December 31, 2009, Legacy paid $12.3 million of interest expense on the New Credit Agreement. The New Credit Agreement contains certain loan covenants requiring minimum financial ratio coverages, involving the current ratio and EBITDA to interest expense as well as acceleration in term due to changes in control and restrictions on our ability to make distributions other than from available cash. At December 31, 2009, Legacy was in compliance with all aspects of the New Credit Agreement.

     Long-term debt consists of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)
Legacy Facility - due April 2012	$237,000	$282,000

(4) Acquisitions

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

   Pro Forma Operating Results

     The following table reflects the unaudited pro forma results of operations as though the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit acquisitions had occurred on January 1, 2007 and reflects the unaudited pro forma results of operations as though the COP III and Pantwist acquisitions had each occurred on January 1, 2007 and 2008. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	December 31,
	2008	2007
	(In thousands)
Revenues	$230,448	$(160,241)
Net income (loss)	$163,229	$(48,420)
Loss per unit — basic and diluted:	$5.26	$(1.75)
Units used in computing income (loss) per unit:
Basic	31,037	27,676
Diluted	31,057	27,676

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Legacy uses Lynch, Chappell and Alsup for legal services. Alan Brown, son of Dale Brown and brother of Cary Brown, is a less than ten percent shareholder in this firm. Legacy paid legal fees of $153,298, $100,392 and $127,313 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

   Revenue and Trade Receivables

     Substantially all of Legacy’s accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact Legacy’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, Legacy has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2009, 2008 or 2007. Legacy cannot ensure that such losses will not be realized in the future. A listing of oil and natural gas purchasers exceeding 10% of Legacy’s sales is presented in Note 10.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   Commodity Derivatives

     Due to the volatility of oil and natural gas prices, Legacy periodically enters into price-risk management transactions (e.g., swaps or collars) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. Legacy values these transactions at fair value on a recurring basis (Note 8). As of December 31, 2009, Legacy’s commodity derivative transactions have a fair value in favor of the Partnership of $6.9 million, collectively. Legacy enters into commodity derivative transactions with members of its revolving credit facility, who Legacy’s management believes are major, creditworthy financial institutions. In addition, Legacy reviews and assesses the creditworthiness of these institutions on a routine basis.

(8) Fair Value Measurements

     Legacy adopted ASC 820-10 (formerly SFAS No. 157), Fair Value Measurements, effective January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. As defined in ASC 820-10, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). Legacy’s valuation models are primarily industry standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, and (c) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 3 instruments primarily include derivative instruments, such as basis swaps, NGL derivative swaps, natural gas derivative swaps for those derivatives that are indexed to the West Texas Waha, ANR-Oklahoma and CIGC indices and commodity collars. Although Legacy utilizes third party broker quotes to assess the reasonableness of our prices and valuation techniques, Legacy does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 2.

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   Fair Value on a Recurring Basis

     The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 and 2008:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Total Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value
	(In thousands)
Oil, NGL and natural gas
derivative swaps	$—	$105,920	$13,619	$119,539
Oil collars	—	—	15,366	15,366
Interest rate swaps	—	(10,459)	—	(10,459)
Total as of December 31, 2008	$—	$95,461	$28,985	$124,446
Oil, NGL and natural gas
derivative swaps	$—	$(10,917)	$9,884	$(1,033)
Oil collars	—	—	7,907	7,907
Interest rate swaps	—	(6,669)	—	(6,669)
Total as of December 31, 2009	$—	$(17,586)	$17,791	$205

     We estimate the fair values of the swaps based on published forward commodity price curves for the underlying commodities as of the date of the estimate for those commodities for which published forward pricing is readily available. For those commodity derivatives for which forward commodity price curves are not readily available, Legacy estimates, with the assistance of third-party pricing experts, the forward curves as of the date of the estimate. We estimate the option value of the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices, contract parameters and discount rates based on published LIBOR rates and interest swap rates. In order to estimate the fair value of our interest rate swaps, we use a yield curve based on money market rates and interest rate swaps, extrapolate a forecast of future interest rates, estimate each future cash flow, derive discount factors to value the fixed and floating rate cash flows of each swap, and then discount to present value all known (fixed) and forecasted (floating) swap cash flows. Curve building and discounting techniques used to establish the theoretical market value of interest bearing securities are based on readily available money market rates and interest swap market data. The determination of the fair values above incorporates various factors including the impact of our non-performance risk and the credit standing of the counterparties involved in the Partnership’s derivative contracts. The risk of nonperformance by the Partnership’s counterparties is mitigated by the fact that such counterparties (or their affiliates) are also bank lenders under the Partnership’s revolving credit facility. In addition, Legacy routinely monitors the creditworthiness of its counterparties.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant
	Unobservable
	Inputs
	(Level 3)
	December 31,
	2009	2008
	(In thousands)
Beginning balance	$28,985	$(4,502)
Total gains or (losses)	1,727	32,005
Settlements	(12,921)	1,482
Ending balance	$17,791	$28,985
Change in unrealized gains (losses) included in earnings relating to derivatives
still held as of December 31, 2009 and 2008	$(11,194)	$33,487

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

     This adoption of ASC 820-10 did not have a material impact on Legacy’s consolidated financial statements or its disclosures with respect to the initial recognition of asset retirement obligations during the year ended December 31, 2009. These estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, Legacy has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of Legacy’s asset retirement obligation is presented in Note 11.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    New assets measured at fair value during the year ended December 31, 2009 include:

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Total Carrying
	Identical Assets	Inputs	Inputs	Value as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
	(In thousands)
Assets:
Proved oil and natural gas properties	$—	$—	$16,196	$16,196 (a)
Total	$—	$—	$16,196	$16,196
____________________

(a)	Legacy utilizes ASC 360-10-35 (formerly Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), to periodically review oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the year ended December 31, 2009, Legacy incurred impairment charges of $9.2 million as oil and natural gas properties with a net cost basis of $17.1 million were written down to their fair value of $7.9 million. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets. In addition, Legacy utilizes ASC 805-10 to identify and record the fair value of assets and liabilities acquired in a business combination. During the year ended December 31, 2009, Legacy acquired oil and natural gas properties with a fair value of $8.3 million in eight individually immaterial transactions. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

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

    All of these price risk management transactions are considered derivative instruments and accounted for in accordance with ASC 815. These derivative instruments are intended to mitigate a portion of Legacy’s price-risk and may be considered hedges for economic purposes but Legacy has chosen not to designate them as cash flow hedges for accounting purposes. Therefore, all derivative instruments are recorded on the balance sheet at fair value with changes in fair value being recorded in current period earnings.

    By using derivative instruments to mitigate exposures to changes in commodity prices, Legacy exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes Legacy, which creates credit risk. Legacy minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    For the years ended December 31, 2009, 2008, and 2007, Legacy recognized realized and unrealized gains (losses) related to its oil, NGL and natural gas derivatives. The impact on net income from commodity derivative activities was as follows:

	December 31,
	2009	2008	2007
	(In thousands)
Crude oil derivative contract settlements	$37,919	$(38,185)	$(3,627)
Natural gas liquid derivative contract settlements	733	(3,025)	(619)
Natural gas derivative contract settlements	13,825	977	4,457
Total commodity derivative contract settlements	52,477	(40,233)	211
Unrealized change in fair value — oil contracts	(123,507)	195,909	(76,484)
Unrealized change in fair value — natural gas liquid
contracts	(1,348)	4,537	(3,228)
Unrealized change in fair value — natural gas
contracts	(3,176)	16,730	(5,655)
Total unrealized change in fair value of commodity derivative
contracts	(128,031)	217,176	(85,367)
Total realized and unrealized gains (losses) on commodity
derivative contracts	$(75,554)	$176,943	$(85,156)

    As of December 31, 2009, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
2010	1,812,978	$81.16	$60.15 - $140.00
2011	1,535,312	$86.64	$67.33 - $140.00
2012	1,324,466	$82.01	$67.72 - $109.20
2013	881,445	$83.62	$80.10 - $ 89.35
2014	356,710	$87.88	$87.50 - $ 90.50

    As of December 31, 2009, Legacy had the following NYMEX West Texas Intermediate crude oil collar contracts that combine a put option or “floor” with a call option or “ceiling” as indicated below:

Calendar Year	Volumes (Bbls)	Average Floor	Price Ceiling
2010	71,800	$120.00	$156.30
2011	68,300	$120.00	$156.30
2012	65,100	$120.00	$156.30

    As of December 31, 2009, Legacy had the following NYMEX Henry Hub, ANR-OK, CIG and Waha natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
2010	3,923,359	$7.18	$5.33 - $9.73
2011	3,038,316	$7.49	$5.74 - $8.70
2012	2,357,990	$7.49	$5.72 - $8.70
2013	1,402,754	$6.58	$5.78 - $6.89
2014	609,104	$6.36	$5.95 - $6.47

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    As of December 31, 2009, Legacy had the following gas basis swaps in which we receive floating NYMEX prices less a fixed basis differential and pay prices on the floating Waha index, a natural gas hub in West Texas. The prices that we receive for our natural gas sales in the Permian Basin follow Waha more closely than NYMEX:

	Annual	Basis Differential
Calendar Year	Volumes (MMBtu)	per MMBtu
2010	1,200,000	($0.57)

   Interest rate derivatives

    Due to the volatility of interest rates, Legacy periodically enters into interest rate risk management transactions in the form of interest rate swaps for a portion of its outstanding debt balance. These transactions allow Legacy to reduce exposure to interest rate fluctuations. While the use of these arrangements limits Legacy’s ability to benefit from decreases in interest rates, it also reduces Legacy’s potential exposure to increases in interest rates. Legacy’s arrangements, to the extent it enters into any, apply to only a portion of its outstanding debt balance, provide only partial protection against interest rate increases and limit Legacy’s potential savings from future interest rate declines. It is never management’s intention to hold or issue derivative instruments for speculative trading purposes. Conditions sometimes arise where actual borrowings are less than notional amounts hedged, which has, and could result in overhedged amounts.

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    As the term of Legacy’s interest rate swaps extend through December of 2013, a period that extends beyond the term of the New Credit Agreement, which expires on April 1, 2012, Legacy did not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments, which amounts to $3.8 million in 2009, is recorded in current earnings and classified as an adjustment of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	December 31,
	2009	2008	2007
	(In thousands)
Interest rate swap settlements	$5,558	$672	$—
Unrealized change in fair value — interest rate swaps	(3,790)	8,963	1,496
Total increase (decrease) to interest expense, net	$1,768	$9,635	$1,496

    The table below summarizes the interest rate swap liabilities as of December 31, 2009.

				Estimated
				Fair Market Value
	Fixed	Effective	Maturity	at December 31,
Notional Amount	Rate	Date	Date	2009
	(Dollars in thousands)
$29,000	4.0900%	10/16/2007	10/16/2013	$(1,850)
$13,000	4.1100%	11/16/2007	11/16/2013	(838)
$12,000	4.1100%	11/28/2007	11/28/2013	(758)
$60,000	2.6500%	4/1/2008	4/1/2013	(879)
$50,000	3.1000%	10/10/2008	10/10/2013	(1,359)
$50,000	3.0900%	10/10/2008	10/10/2013	(1,340)
$50,000	2.2950%	12/18/2008	12/18/2013	355
Total Fair Market Value of interest
rate derivatives				$(6,669)

(10) Sales to Major Customers

    Legacy sold oil, NGL and natural gas production representing 10% or more of total revenues for the years ended December 31, 2009, 2008 and 2007 to the customers shown below:

	2009	2008	2007
Teppco Crude Oil, LP	22%	18%	13%
Plains Marketing, LP	10%	10%	13%
Navajo Crude Oil Marketing	5%	5%	11%

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

(11) Asset Retirement Obligation

    ASC 41-20 (formerly FAS No. 143), requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at Legacy’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon Legacy’s quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using Legacy’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost.

    The following table reflects the changes in the ARO during the years ended December 31, 2009, 2008, and 2007.

	December 31,
	2009	2008	2007
	(In thousands)
Asset retirement obligation — beginning of period	$80,424	$15,920	$6,493
Liabilities incurred with properties acquired	3,505	25,023	3,033
Liabilities incurred with properties drilled	182	456	114
Liabilities settled during the period	(2,255)	(440)	(372)
Liabilities associated with properties sold	—	(304)	—
Current period accretion	3,061	1,396	470
Current period revisions to previous estimates	—	38,373	6,182
Asset retirement obligation — end of period	$84,917	$80,424	$15,920

    The discount rate used in calculating the ARO was 4.75% at December 31, 2009, 3.625% at December 31, 2008 and 6.47% at December 31, 2007. These rates approximate Legacy’s borrowing rates.

    Each year the Partnership reviews and, to the extent necessary, revises its asset retirement obligation estimates. During 2008, Legacy obtained new quotes and conducted a new study to evaluate the cost of decommissioning its properties. As a result, Legacy increased its estimates of future asset retirement obligations by $38.4 million to reflect recent costs incurred for plugging and abandonment activities in the Permian Basin of West Texas and southeast New Mexico, where substantially all of its wells and production platforms are located. No revisions of previous estimates were deemed necessary during the year ended December 31, 2009.

(12) Earnings (Loss) Per Unit

    The following table sets forth the computation of basic and diluted net earnings (loss) per unit:

	December 31,
	2009	2008	2007
	(In thousands, except per unit data)
Income (loss) available to unitholders	$(92,831)	$158,207	$(55,662)
Weighted average number of units outstanding	32,163	30,596	26,155
Effect of dilutive securities:
Restricted units	—	20	—
Weighted average units and potential units outstanding	32,163	30,616	26,155
Basic and diluted earnings (loss) per unit	$(2.89)	$5.17	$(2.13)

    At December 31, 2009 and 2007, 5,000 and 45,078 restricted units, respectively, were outstanding, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Unit-Based Compensation

   Long Term Incentive Plan

    Concurrent with the Legacy Formation on March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was created and Legacy adopted ASC 718 (formerly SFAS No. 123(R)). Legacy adopted the Legacy Reserves LP Long-Term Incentive Plan for its employees, consultants and directors, its affiliates and its general partner. The awards under the long-term incentive plan may include unit grants, restricted units, phantom units, unit options and unit appreciation rights. The long-term incentive plan permits the grant of awards covering an aggregate of 2,000,000 units. As of December 31, 2009 grants of awards net of forfeitures covering 945,198 units have been made, comprised of 729,864 unit options and unit appreciation rights awards, 65,116 restricted unit awards, 105,250 phantom unit awards and 44,968 units granted to members of the board of directors of Legacy’s general partner. The LTIP is administered by the compensation committee of the board of directors of its general partner.

    ASC 718 requires companies to measure the cost of employee services in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period of the award. Prior to April of 2007, Legacy utilized the equity method of accounting as described in ASC 718 to recognize the cost associated with unit options. However, ASC 718 stipulates that “if an entity that nominally has the choice of settling awards by issuing stock predominately settles in cash, or if entity usually settles in cash whenever an employee asks for cash settlement, the entity is settling a substantive liability rather than repurchasing an equity instrument.”

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

   Unit Options and Unit Appreciation Rights

    During the year ended December 31, 2007, Legacy issued 32,000 unit option awards and 81,000 unit appreciation rights (“UARs”) to employees which vest ratably over a three-year period. During the year ended December 31, 2007, Legacy issued 66,116 UARs to employees which cliff-vest at the end of a three-year period. During the year ended December 31, 2008, Legacy issued 104,000 UARs to employees which vest ratably over a three-year period. During the year ended December 31, 2008, Legacy issued 108,450 UARs to employees which cliff-vest at the end of a three-year period. During the year ended December 31, 2009, Legacy issued 9,500 UARs to employees which vest ratably over a three-year period. During the year ended December 31, 2009, Legacy issued 116,951 UARs to employees which cliff-vest at the end of a three-year period. All options and UARs granted in 2007 and 2008 and 6,000 of the units granted in 2009 expire five years from the grant date. The remaining 120,451 units granted in 2009 expire seven years from the grant date. All units granted in 2007, 2008 and 2009 are exercisable when they vest.

    For the years ended December 31, 2009, 2008 and 2007, Legacy recorded compensation expense of $1,716,565, income of $2,409 and compensation expense of $826,406, respectively, due to the changes in the compensation liability related to the above awards based on its use of the Black Scholes model to estimate the December 31, 2009, 2008 and 2007 fair value of these unit option awards and the exercise date fair value of options exercised during the period. As of December 31, 2009, there was a total of $951,331 of unrecognized compensation costs related to the un-exercised and non-vested portion of these unit option awards and UARs. At December 31, 2009, this cost was expected to be recognized over a weighted-average period of 1.8 years. Compensation expense is based upon the fair value as of December 31, 2009 and is recognized as a percentage of the service period satisfied. Since Legacy’s trading history does not yet match the term of the outstanding unit option and UAR awards, it has used an

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated volatility factor of approximately 66% based upon a representative group of publicly-traded companies in the energy industry and employed the fair value method to estimate the December 31, 2009 fair value to be realized as compensation cost based on the percentage of the service period satisfied. In the absence of historical data, Legacy has assumed an estimated forfeiture rate of 5%. As required by ASC 718, the Partnership will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.08 per unit.

    A summary of option and UAR activity for the year ended December 31, 2009, 2008 and 2007 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Units	Price	Term	Value
Outstanding at January 1, 2007	260,000	$17.01
Granted	179,116	$23.09
Exercised	(23,038)	$17.00		$228,661
Forfeited	(16,656)	$17.09
Outstanding at December 31, 2007	399,422	$19.73	3.6 years	$895,048
Options and UARs exercisable at
December 31, 2007	62,800	$17.04	3.3 years	$229,855
Outstanding at January 1, 2008	399,422	$19.73
Granted	212,450	$20.31
Exercised	(5,330)	$17.00		$34,313
Forfeited	(14,860)	$19.44
Outstanding at December 31, 2008	591,682	$19.97	3.5 years	$1,900 (a)
Options and UARs exercisable at
December 31, 2008	169,962	$18.76	2.3 years	$— (b)
Outstanding at January 1, 2009	591,682	$19.97
Granted	126,451	$15.85
Exercised	(667)	$ 8.36
Forfeited	(16,637)	$20.53
Outstanding at December 31, 2009	700,829	$19.23	3.16 years	$1,098,425
Options and UARs exercisable at
December 31, 2009	311,451	$19.30	1.78 years	$572,123

____________________

(a)	At December 31, 2008, the market value of the Partnership’s units was $9.31, a price which was less than the average exercise price of outstanding options and UARs of $19.97. At December 31, 2008, there were 2,000 units with an intrinsic value of $0.95 per unit.

(b)	At December 31, 2008, there were no exercisable options or UARs with an intrinsic value due to the market value of the Partnership’s units of $9.31, a price which is less than the average exercise price of $18.76 per unit for exercisable options and UARs.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    The following table summarizes the status of the Partnership’s non-vested unit options since January 1, 2009:

	Non-Vested Options and UARs
		Weighted-
	Number of	Average Fair
	Units	Value
Non-vested at January 1, 2009	421,720	$ 1.75
Granted	126,451	15.85
Vested — Unexercised	(145,166)	19.91
Vested — Exercised	(667)	8.36
Forfeited	(12,960)	19.92
Non-vested at December 31, 2009	389,378	$19.20

    Legacy has used a weighted-average risk free interest rate of 1.7% in its Black Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at December 31, 2009. Expected life represents the period of time that options are expected to be outstanding and is based on the Partnership’s best estimate. The following table represents the weighted average assumptions used for the Black-Scholes option-pricing model:

	Year Ended December 31,
	2009	2008	2007
Expected life (years)	3.16	5	5
Annual interest rate	1.7%	1.4%	3.5%
Annual distribution rate per unit	$2.08	$2.08	$1.80
Volatility	66%	84%	41%

   Restricted and Phantom Units

    As described below, Legacy has also issued phantom units under the LTIP. A phantom unit is a notional unit that entitles the holder, upon vesting, to receive cash valued at the closing price of units on the vesting date, or, at the discretion of the Compensation Committee, the same number of Partnership units. Because Legacy’s current intent is to settle these awards in cash, Legacy is accounting for the phantom units by utilizing the liability method.

    On June 27, 2007, Legacy granted 3,000 phantom units to an employee which vest ratably over a five-year period, beginning at the date of grant. On July 16, 2007, Legacy granted 5,000 phantom units to an employee which vest ratably over a five-year period, beginning at the date of grant. On December 3, 2007, Legacy granted 10,000 phantom units to an employee. The phantom units awarded vest ratably over a three-year period, beginning on the date of grant. On February 4, 2008, Legacy granted 2,750 phantom units to four employees which vest ratably over a three-year period, beginning at the date of grant. On May 1, 2008, Legacy granted 3,000 phantom units to an employee which vest ratably over a three-year period, beginning at the date of grant. In conjunction with these grants, the employees are entitled to dividend equivalent rights (“DERs”) for unvested units held at the date of dividend payment.

    On August 20, 2007, the board of directors of Legacy’s general partner, upon recommendation from the Compensation Committee, approved phantom unit awards which may award up to 175,000 units to five key executives of Legacy based on achievement of targeted annual MLP distribution levels over a base amount of $1.64 per unit. These awards are to be determined annually based solely on the annualized level of per unit distributions for the fourth quarter of each calendar year and subsequently vested over a three-year period. There is a range of 0% to 100% of the distribution levels at which the performance condition may be met. For each quarter, management recommends to the board an appropriate level of per unit distribution based on available cash of Legacy. This level of distribution is approved by the board subsequent to management’s recommendation. Probable issuances for the purposes of calculating compensation expense associated therewith are determined based on management’s determination of probable future distribution levels for interim periods and based on

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actual distributions for annual periods as described above. Expense associated with vesting is recognized over the period from the date vesting becomes probable to the end of the three year vesting period beginning at each year end. On February 4, 2008 the Compensation Committee approved the award of 28,000 phantom units to Legacy’s five executive officers. On January 29, 2009, the Compensation Committee approved the award of 49,000 phantom units to Legacy’s five executive officers. In conjunction with these grants, the executive officers are entitled to DERs for unvested units held at the date of dividend payment. Compensation expense related to the phantom units was $1,051,644, $346,104 and $44,381 for the years ended December 31, 2009, 2008 and 2007, respectively. On September 21, 2009, the board of directors of Legacy’s general partner, upon recommendation from the Compensation Committee, revised the aforementioned equity-based incentive compensation plan for executive officers. The revised plan will employ a mix of subjective and objective measures. The resulting grant amounts will be determined based on the dollar amount of the intended grant value divided by the average closing price of Partnership units over the 20 trading days preceding the date of grant. Additionally, the vesting of grants of units under the objective component of equity-based incentive compensation will be subject to the achievement of certain performance criteria in the fiscal year prior to the applicable vesting date. The vesting of grants of units under the subjective component will not be subject to such performance criteria but will vest ratably over a three-year service period. As the revised plan is based on annual results beginning in fiscal year 2009, no awards had been made under the plan as of December 31, 2009.

    On March 15, 2006, Legacy issued 52,616 units of restricted unit awards to two employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. On May 5, 2006, Legacy issued 12,500 units of restricted unit awards to an employee. The restricted units awarded vest ratably over a five-year period, beginning on the date of grant. Compensation expense related to restricted units was $102,960, $340,656 and $340,656 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was a total of $52,658 of unrecognized compensation costs related to the non-vested portion of these restricted units. At December 31, 2009, this cost was expected to be recognized over a weighted-average period of 1.2 years.

   Board Units

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Costs Incurred in Oil and Natural Gas Property Acquisition and Development Activities

    Costs incurred by Legacy in oil and natural gas property acquisition and development are presented below:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Development costs	$13,909	$71,618	$22,967
Exploration costs	—	—	—
Acquisition costs:
Proved properties	12,030	242,127	200,400
Unproved properties	137	—	—
Total acquisition, development and exploration costs	$26,076	$313,745	$223,367

    Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. Development costs include costs incurred to gain access to and prepare development well locations for drilling, to drill and equip development wells, and to provide facilities to extract, treat, and gather natural gas.

(15) Net Proved Oil and Natural Gas Reserves (Unaudited)

    The proved oil and natural gas reserves of Legacy have been estimated by an independent petroleum engineer, LaRoche Petroleum Consultants, Ltd.(“LaRoche”), as of December 31, 2009, 2008 and 2007. These reserve estimates have been prepared in compliance with the Securities and Exchange Commission rules and accounting standards based on year-end prices and costs for December 31, 2008 and 2007, and based on the 12-month un-weighted first-day-of-the-month average price for December 31, 2009. The estimate of Legacy’s proved reserves as of December 31, 2009 has been prepared and presented under new SEC rules and accounting standards. These new rules and standards are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on 12-month un-weighted first-day-of-the-month average pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-year pricing. As a result of this change in pricing methodology, direct comparisons of previously reported reserves amounts may be more difficult. For comparison purposes, our proved reserves under the previous rules would have been approximately 41.2 MMBoe, compared to 37.1 MMBoe under the new rules and standards.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    The table below includes the reserves associated with the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit acquisitions which are reflected in the December 31, 2007 balances and the COP III and Pantwist acquisitions which are reflected in the December 31, 2008 balances. An analysis of the change in estimated quantities of oil and natural gas reserves, all of which are located within the United States, is shown below:

			Natural
	Oil	NGL	Gas
	(MBbls)	(MBbls)	(MMcf)
Total Proved Reserves:
Balance, December 31, 2006	13,372	—	32,533
Purchases of minerals-in-place	6,367	3,971	19,417
Sales of minerals-in-place	(1)	—	(2)
Revisions from drilling and recompletions	220	—	386
Revisions of previous estimates due to prices and performance	810	180	1,578
Production	(1,179)	(126)	(3,052)
Balance, December 31, 2007	19,589	4,025	50,860
Purchases of minerals-in-place	4,337	1,342	17,665
Sales of minerals-in-place	(241)	—	(112)
Revisions from drilling and recompletions	265	(16)	615
Revisions of previous estimates due to price	(5,658)	(1,322)	(6,666)
Revisions of previous estimates due to performance	(3)	586	1,758
Production	(1,660)	(309)	(4,838)
Balance, December 31, 2008	16,619	4,306	59,282
Purchases of minerals-in-place	465	—	1,016
Revisions from drilling and recompletions	141	(16)	53
Revisions of previous estimates due to price	4,149	1,038	2,913
Revisions of previous estimates due to performance	2,098	43	4,221
Production	(1,800)	(360)	(5,055)
Balance, December 31, 2009	21,672	5,011	62,430
Proved Developed Reserves:
December 31, 2006	11,132	—	28,126
December 31, 2007	17,434	3,954	45,455
December 31, 2008	14,682	4,254	54,354
December 31, 2009	17,809	4,977	53,141
Proved Undeveloped Reserves:
December 31, 2006	2,240	—	4,407
December 31, 2007	2,155	71	5,405
December 31, 2008	1,937	52	4,928
December 31, 2009	3,863	34	9,289

    As of December 31, 2009, Legacy identified 168 gross (111.6 net) proved undeveloped drilling locations, 90 of which were identified and economically viable at December 31, 2008 and 31 of which were identified but not economically viable at December 31, 2008. During the year ended December 31, 2009, Legacy drilled 22 gross (5.7 net) wells, of which four were identified as proved undeveloped locations as of December 31, 2008 and the remainder were proved undeveloped locations identified during the year ended December 31, 2009.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves (Unaudited)

    Summarized in the following table is information for Legacy inclusive of the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit acquisition properties in 2007 and the COP III and Pantwist acquisitions in 2008 with respect to the standardized measure of discounted future net cash flows relating to proved reserves. Future cash inflows are computed by applying year-end prices relating to Legacy’s proved reserves to the year-end quantities of those reserves for the years ended December 31, 2007 and 2008, and by applying the 12-month un-weighted first-day-of-the-month average price for the year ended December 31, 2009 as a result of the adoption of ASU 2010-03 effective on December 31, 2009. Future production, development, site restoration, and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. Future net cash flows have not been adjusted for commodity derivative contracts outstanding at the end of each year. Federal income taxes have not been deducted from future production revenues in the calculation of standardized measure as each partner is separately taxed on their share of Legacy’s taxable income. In addition, Texas margin taxes and the federal income taxes associated with a corporate subsidiary, as discussed in Note 1(f), have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure. In addition, our standardized measure under the previous accounting standards would have been $613.3 million compared to $360.2 million under ASU 2010-03.

	December 31,
	2009	2008	2007
	(In thousands)
Future production revenues	$1,660,752	$1,137,239	$2,431,492
Future costs:
Production	(833,240)	(593,756)	(925,450)
Development	(102,217)	(78,457)	(68,745)
Future net cash flows before income taxes	725,295	465,026	1,437,297
10% annual discount for estimated timing of cash flows	(365,119)	(230,011)	(746,759)
Standardized measure of discounted net cash flows	$360,176	$235,015	$690,538

    The standardized measure is based on the following oil and natural gas prices realized over the life of the properties at the wellhead as of the following dates:

	December 31,
	2009	2008	2007
Oil (per Bbl)(a)	$57.65	$41.00	$92.50
Natural Gas (per MMBtu)(b)	$3.87	$5.71	$6.80
____________________

(a)	The quoted oil price is the West Texas Intermediate physical spot price as of December 31 of the applicable year for fiscal years 2008 and 2007. This price correlates to a NYMEX near month futures price of $44.60 per Bbl and $95.98 per Bbl for December 31, 2008 and 2007, respectively. The quoted oil price for fiscal year 2009 is the 12-month un-weighted average first-day-of-the-month West Texas Intermediate physical spot price for each month of 2009.

(b)	The quoted gas price is the Henry Hub physical spot price as of December 31 of the applicable year for fiscal years 2008 and 2007. This price correlates to a NYMEX near month futures price of $5.62 per MMBtu and $7.48 per MMBtu for December 31, 2008 and 2007, respectively. The quoted gas price for fiscal year 2009 is the 12-month un-weighted average first-day-of-the-month Henry Hub physical spot price for each month of 2009.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Increase (decrease):
Sales, net of production costs	$(80,319)	$(150,707)	$(77,260)
Net change in sales prices, net of production costs(a)	156,523	(456,158)	178,972
Changes in estimated future development costs	6,184	15,096	1,426
Extensions and discoveries, net of future production and
development costs	—	—	—
Revisions of previous estimates due to infill drilling,
recompletions and stimulations	1,270	1,261	7,347
Revisions of previous quantity estimates due to prices
and performance	5,311	1,117	4,273
Previously estimated development costs incurred	3,893	7,469	7,345
Purchases of minerals-in place	7,332	72,327	300,907
Ownership interest corrections	—	(2,429)	1,480
Sales of minerals in place	—	(6,069)	(22)
Other	1,653	(3,595)	2,093
Accretion of discount	23,314	66,165	23,414
Net increase (decrease)	125,161	(455,523)	449,975
Standardized measure of discounted future net cash flows:
Beginning of year	235,015	690,538	240,563
End of year	$360,176	$235,015	$690,538
____________________

(a)	The net effect of ASU 2010-03 for fiscal year 2009 is reflected in this line item.

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17) Selected Quarterly Financial Data (Unaudited)

For the three-month periods ended:

	March 31	June 30	September 30	December 31
2009	(In thousands, except per unit data)
Revenues:
Oil sales	$16,465	$24,604	$28,637	$33,613
Natural gas liquids sales	2,069	2,478	3,367	3,651
Natural gas sales	4,525	4,773	5,894	7,203
Total revenues	23,059	31,855	37,898	44,467
Expenses:
Oil and natural gas production	12,002	11,468	12,517	12,827
Production and other taxes	1,353	1,887	2,251	2,654
General and administrative	3,368	3,900	4,001	4,233
Depletion, depreciation, amortization
and accretion	16,621	13,549	13,302	15,291
Impairment of long-lived assets	1,156	452	2,375	5,224
Loss on disposal of assets	208	31	26	113
Total expenses	34,708	31,287	34,472	40,342
Operating income (loss)	(11,649)	568	3,426	4,125
Interest income	1	5	3	—
Interest expense	(4,259)	1,761	(8,612)	(2,112)
Equity in income of partnership	(2)	—	16	17
Realized and unrealized gain (loss) on oil, NGL
and natural gas swaps	19,505	(59,172)	4,452	(40,339)
Other	4	6	(1)	(20)
Income (loss) before income taxes	$3,600	$(56,832)	$(716)	$(38,329)
Income taxes	(111)	(160)	(135)	(148)
Net income (loss)	$3,489	$(56,992)	$(851)	$(38,477)
Net income (loss) per unit—basic and diluted	$0.11	$(1.83)	$(0.03)	$(1.10)
Production volumes:
Oil (MBbl)	460	441	438	461
Natural Gas Liquids (MGal)	3,388	3,843	4,084	3,803
Natural Gas (MMcf)	1,249	1,259	1,306	1,241
Total (MBoe)	749	742	753	758

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three-month periods ended:

	March 31	June 30	September 30	December 31
2008	(In thousands, except per unit data)
Revenues:
Oil sales	$36,049	$48,439	$47,912	$25,573
Natural gas liquids sales	3,502	4,781	5,031	2,548
Natural gas sales	9,236	13,389	12,668	6,296
Total revenues	48,787	66,609	65,611	34,417
Expenses:
Oil and natural gas production	9,528	13,515	15,784	13,177
Production and other taxes	2,469	4,089	4,096	2,058
General and administrative	3,018	3,696	2,158	2,524
Depletion, depreciation, amortization
and accretion	9,617	10,523	13,082	30,102	(a)
Impairment of long-lived assets	104	4	339	76,495
Loss on disposal of assets	48	26	317	211
Total expenses	24,784	31,853	35,776	124,567
Operating income (loss)	24,003	34,756	29,835	(90,150)
Interest income	55	15	11	12
Interest expense	(4,178)	1,212	(4,198)	(13,989	)(b)
Equity in income of partnership	42	45	47	(26)
Realized and unrealized gain (loss) on oil, NGL and
natural gas swaps	(40,793)	(216,468)	202,388	231,816
Other	(16)	(3)	(9)	144
Income (loss) before income taxes	(20,887)	(180,443)	228,074	127,807
Income taxes	(210)	(297)	(122)	581	(c)
Income (loss) from continuing operations	(21,097)	(180,740)	227,952	128,388
Gain (loss) on sale of discontinued operation	—	4,954	—	(1,250	)(d)
Net income (loss)	$(21,097)	$(175,786)	$227,952	$127,138
Income (loss) from continuing operations
per unit — basic and diluted	$(0.71)	$(5.90)	$7.34	$4.13
Gain (loss) on discontinued operation per unit —
basic and diluted	$—	$0.16	$—	$(0.04)
Net income (loss) per unit — basic and diluted	$(0.71)	$(5.74)	$7.34	$4.09
Production volumes:
Oil (MBbl)	379	396	416	469
Natural Gas Liquids (MGal)	2,721	2,821	3,301	4,134
Natural Gas (MMcf)	1,058	1,238	1,222	1,320
Total (MBoe)	620	670	698	787
____________________

(a)	The decline in oil and natural gas prices experienced during the fourth quarter of 2008 resulted in a depletion rate and impairment charges significantly higher than those incurred in prior periods of 2008.

(b)	The fourth quarter 2008 amount includes mark-to-market expense of $9.4 million related to the interest rate swap derivatives in place as of December 31, 2008.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	The fourth quarter income tax amount reflects the adjustment of a portion of the Partnership’s deferred tax position from a deferred tax liability to a deferred tax asset as a result of the $76.5 million of impairment incurred during the period.

(d)	The loss recorded in the fourth quarter of 2008 relates a post close purchase price adjustment related to the Reeves Unit non-monetary exchange with Devon Energy that occurred during the second quarter.

(18) Subsequent Events

     On January 15, 2010, Legacy completed a public offering of 4,887,500 units representing limited partner interests. Legacy received $19.56 per unit, net of underwriting discount, for net proceeds before deducting offering expenses of approximately $95.6 million.

     On January 19, 2010, the board of directors of Legacy’s general partner declared a $0.52 per unit cash distribution for the quarter ended December 31, 2009 to all unitholders of record on February 1, 2010. This distribution was paid on February 12, 2010.

     On February 17, 2010, Legacy closed the previously announced acquisition of oil and natural gas producing properties, comprised of 13 operated oil fields in Wyoming, from St. Mary Land and Exploration Company for cash consideration of approximately $125.2 million, subject to customary post-closing adjustments. This acquisition will be accounted for as a purchase of oil and natural gas assets. Due to the timing of the acquisition closing, Legacy has not yet completed the analysis of the fair value of the properties acquired as of the date of close. Therefore, the final purchase price to be applied to the acquisition has not yet been determined.