Form 10-Q
period 2010-03-31
LEGACY RESERVES LP
filed 2010-05-07
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

40,070,201 units representing limited partner interests in the registrant were outstanding as of May 6, 2010.

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

Proved developed non-producing or PDNP’s.  Proved oil and natural gas reserves that are developed behind pipe, shut-in or that can be recovered through improved recovery only after the necessary equipment has been installed, or when the costs to do so are relatively minor. Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate but which have not started producing, (2) wells that were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind-pipe reserves are expected to be recovered from zones in existing wells that will require additional completion work or future recompletion prior to the start of production.

Proved reserves.  Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31,	December 31,
	2010	2009
	(In thousands)
Current assets:
Cash and cash equivalents	$6,114	$4,217
Accounts receivable, net:
Oil and natural gas	23,841	18,070
Joint interest owners	4,461	4,547
Other	343	364
Fair value of derivatives (Notes 6 and 7)	19,607	20,090
Prepaid expenses and other current assets	2,162	2,323
Total current assets	56,528	49,611

Oil and natural gas properties, at cost:
Proved oil and natural gas properties, at cost, using the
successful efforts method of accounting:	983,030	847,120
Unproved properties	7,258	214
Accumulated depletion, depreciation and amortization	(291,797)	(271,909)
	698,491	575,425

Other property and equipment, net of accumulated depreciaton and
amortization of $1,631 and $1,448, respectively	1,376	1,512
Deposits on pending acquisitions	700	6,500
Operating rights, net of amortization of $2,116 and $1,979, respectively	4,901	5,038
Fair value of derivatives (Notes 6 and 7)	12,203	11,026
Other assets, net of amortization of $3,245 and $2,785, respectively	4,245	4,334
Investment in equity method investee	70	47
Total assets	$778,514	$653,493

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND UNITHOLDERS' EQUITY

	March 31,	December 31,
	2010	2009
	(In thousands)
Current liabilities:
Accounts payable	$2,225	$1,580
Accrued oil and natural gas liabilities	19,224	13,890
Fair value of derivatives (Notes 6 and 7)	18,848	18,762
Asset retirement obligation (Note 8)	13,670	13,506
Other (Note 10)	4,701	6,488
Total current liabilities	58,668	54,226

Long-term debt (Note 2)	264,000	237,000
Asset retirement obligation (Note 8)	77,483	71,411
Fair value of derivatives (Notes 6 and 7)	8,876	12,149
Other long-term liabilites	38	47
Total liabilities	409,065	374,833

Commitments and contingencies (Note 5)
Unitholders' equity:
Limited partners' equity - 40,067,701 and 34,880,474 units issued
and outstanding at March 31, 2010 and December 31 2009, respectively	369,402	278,627
General partner's equity (approximately 0.1%)	47	33
Total unitholders' equity	369,449	278,660
Total liabilities and unitholders' equity	$778,514	$653,493

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per unit data)
Revenues:
Oil sales	$37,748	$16,465
Natural gas liquids sales (NGL)	3,750	2,069
Natural gas sales	8,169	4,525
Total revenues	49,667	23,059

Expenses:
Oil and natural gas production	15,070	12,002
Production and other taxes	2,919	1,353
General and administrative	4,761	3,368
Depletion, depreciation, amortization and accretion	13,115	16,621
Impairment of long-lived assets	7,916	1,156
Loss on disposal of assets	14	208
Total expenses	43,795	34,708

Operating income (loss)	5,872	(11,649)

Other income (expense):
Interest income	3	1
Interest expense (Notes 2, 6 and 7)	(7,333)	(4,259)
Equity in income (loss) of partnership	23	(2)
Realized and unrealized net gains on commodity derivatives (Notes 6 and 7)	11,861	19,505
Other	(33)	4
Income before income taxes	10,393	3,600
Income taxes	(173)	(111)
Net income	$10,220	$3,489

Income per unit - basic and diluted (Note 9)	$0.26	$0.11

Weighted average number of units used in computing net income per unit -
basic	39,216	31,053

diluted	39,219	31,067

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF UNITHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

	Number of			Total
	Limited Partner	Limited	General	Unitholders'
	Units	Partner	Partner	Equity
	(In thousands)

Balance, December 31, 2009	34,880	$278,627	$33	$278,660

Compensation expense on restricted
unit awards issued to employees	-	11	-	11
Vesting of restricted units	3	-	-	-
Net proceeds from equity offering	4,888	95,436	-	95,436
Units issued in exchange for oil and natural gas properties	297	5,959	-	5,959
Net distributions to unitholders, $0.52 per unit	-	(20,846)	9	(20,837)
Net income	-	10,215	5	10,220
Balance, March 31, 2010	40,068	$369,402	$47	$369,449

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$10,220	$3,489
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depletion, depreciation, amortization and accretion	13,115	16,621
Amortization of debt issuance costs	460	255
Impairment of long-lived assets	7,916	1,156
Gain on derivatives	(8,670)	(18,139)
Equity in (income) loss of partnership	(23)	2
Unit-based compensation	1,022	(281)
Loss on disposal of assets	14	208
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, oil and natural gas	(5,771)	1,460
(Increase) decrease in accounts receivable, joint interest owners	86	(404)
Increase in accounts receivable, other	21	19
(Increase) decrease in other current assets	158	(429)
Increase (decrease) in accounts payable	645	(4,279)
Increase (decrease) in accrued oil and natural gas liabilities	5,334	(6,053)
Decrease in other liabilities	(1,218)	(4,101)
Total adjustments	13,089	(13,965)
Net cash provided by (used in) operating activities	23,309	(10,476)
Cash flows from investing activities:
Investment in oil and natural gas properties	(131,484)	(5,143)
Decrease in deposit on pending acquisition	5,800	-
Proceeds from sale of assets	-	51
Investment in other equipment	(46)	(55)
Net cash settlements on commodity derivatives	4,789	18,979
Investment in equity method investee	-	9
Net cash provided by (used in) investing activities	(120,941)	13,841
Cash flows from financing activities:
Proceeds from long-term debt	143,000	21,000
Payments of long-term debt	(116,000)	(3,000)
Payments of debt issuance costs	(368)	(4,496)
Proceeds from issuance of units, net	95,436	-
Distributions to unitholders	(20,837)	(16,159)
Net payments of LTIP unit awards	(1,702)	(176)
Net cash provided by (used in) financing activities	99,529	(2,831)
Net increase in cash and cash equivalents	1,897	534
Cash and cash equivalents, beginning of period	4,217	2,500

Cash and cash equivalents, end of period	$6,114	$3,034

Non-Cash Investing and Financing Activities:

Asset retirement obligation costs and liabilities	$363	$-
Asset retirement obligations associated with property acquisitions	$5,148	$-
Units issued in exchange for oil and
natural gas properties	$5,959	$-

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In the event of liquidation, all property and cash in excess of that required to discharge all liabilities will be distributed to the unitholders and LRLP’s general partner in proportion to their capital account balances, as adjusted to reflect any gain or loss upon the sale or other disposition of Legacy’s assets in liquidation.

Legacy owns and operates oil and natural gas producing properties located primarily in the Permian Basin of West Texas and Southeast New Mexico and the Mid-continent and Rocky Mountain regions of the United States. Legacy has acquired oil and natural gas producing properties and undrilled leaseholds.

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements for and as of the three months ended March 30, 2010 and 2009.

(b)  Recently Issued Accounting Pronouncements

In June 2009, the FASB issued guidance to change financial reporting by enterprises involved with variable interest entities (“VIEs”). The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. This standard was effective for us on January 1, 2010.  Legacy does not have any interests in variable interest entities; therefore, this standard did not have any impact on its consolidated financial statements.

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance was effective for Legacy on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not impact Legacy’s results of operations, cash flows or financial position.

In March 2010, the FASB issued authoritative guidance intended to clarify the scope of the exception for certain embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The guidance addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under Accounting Standards Codification Topic 815, “Derivatives and Hedging” Subtopic 15-25 for potential bifurcation and separate accounting. This guidance is effective for each reporting entity at the beginning of its fiscal quarter beginning after June 15, 2010. Legacy does not have any embedded credit derivative features with respect to its financial instruments; therefore, this standard is not expected to have any impact on Legacy’s consolidated financial statements.

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

On March 27, 2009, Legacy entered into a new three-year secured revolving credit facility with BNP Paribas as administrative agent (the “New Credit Agreement”). Borrowings under the New Credit Agreement mature on April 1, 2012. The New Credit Agreement permits borrowings in the lesser amount of (i) the borrowing base, or (ii) $600 million. The borrowing base under the New Credit Agreement, initially set at $340 million, was redetermined and simultaneously increased to $410 million as of March 31, 2010. The borrowing base is redetermined every six months and is adjusted based upon changes in the fair market value of Legacy’s oil and natural gas assets. Under the New Credit Agreement, interest on debt outstanding is charged based on Legacy’s selection of a LIBOR rate plus 2.25% to 3.0%, or the alternate base rate (“ABR”) which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or LIBOR plus 1.50%, plus an applicable margin between 0.75% and 1.50%. Further, on March 31, 2010, the New Credit Agreement was amended. The amendment provides, among other things, that Legacy may at any time issue up to $250 million in aggregate principal amount of senior notes, subject to specified conditions (including that upon issuance of such senior notes our borrowing base would be reduced by an amount equal to 25% of the stated principal amount of the senior notes, or $62.5 million if $250 million of senior notes are issued). Also, notwithstanding that a lender (or its affiliate) is no longer a party to the New Credit Agreement, any lender (or its affiliate) which has entered into any hedging arrangement with Legacy while a party to the New Credit Agreement will continue to have Legacy’s obligations under such hedging arrangement secured on a ratable and pari passu basis by the collateral securing Legacy’s obligations under the New Credit Agreement, the related loan documents and our hedging arrangements.

As of March 31, 2010, Legacy had outstanding borrowings of $264 million at a weighted-average interest rate of 3.69%. Legacy had approximately $145.6 million of availability remaining under the New Credit Agreement as of March 31, 2010. For the three month period ended March 31, 2010, Legacy paid in cash $1.8 million of interest expense on the New Credit Agreement. The New Credit Agreement contains certain loan covenants requiring minimum financial ratio coverages, including the current ratio and EBITDA to interest expense. At March 31, 2010, Legacy was in compliance with all aspects of the New Credit Agreement.

Long-term debt consists of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(In thousands)
Legacy Facility- due April 2012	$264,000	$237,000

(3)  Acquisitions

Wyoming Acquisition

On February 17, 2010, Legacy purchased certain oil and natural gas properties located in Wyoming from a third party for a net cash purchase price of $125.0 million (the “Wyoming Acquisition”). The purchase price was financed partially by Legacy's January 2010 public offering of units and the remainder with borrowings from the New Credit Agreement. The effective date of this purchase was November 1, 2009. The operating results from these Wyoming Acquisition properties have been included from their acquisition on February 17, 2010.

The allocation of the purchase price to the fair value of the acquired assets and liabilities assumed was as follows (in thousands):

Proved oil and natural gas properties including related equipment	$123,587
Unproved properties	6,143
Total assets	129,730
Future abandonment costs	(4,709)
Fair value of net assets acquired	$125,021

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the Wyoming Acquisition had occurred on January 1, 2010 and 2009. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Revenues	$53,900	$27,824

Net income	$11,463	$2,127

Income per unit - basic and diluted:	$0.29	$0.07

Units used in computing income per unit:
basic	39,216	31,053

diluted	39,219	31,067

(4)  Related Party Transactions

Cary D. Brown, Chairman and Chief Executive Officer of LRGPLLC, and Kyle A. McGraw, Executive Vice President of Business Development and Land of LRGPLLC, own partnership interests which, in turn, own a combined non-controlling 4.16% interest as limited partners in the partnership which owns the building that Legacy occupies. Monthly rent is $14,808, without respect to property taxes and insurance. The lease expires in August 2011.

Legacy uses Lynch, Chappell and Alsup for legal services. Alan Brown, brother of Cary D. Brown, is a less than ten percent shareholder in this firm. Legacy paid legal fees to Lynch, Chappell and Alsup of $65,459 and $46,879 for the three months ended March 31, 2010 and 2009, respectively.

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

Level 2:
Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that Legacy values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps and interest rate swaps as well as LTIP liabilities calculated using the Black-Scholes model to estimate the fair value as of the measurement date.

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). Legacy’s valuation models are primarily industry standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, and (c) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 3 instruments primarily include derivative instruments, such as basis swaps and NGL derivative swaps, for these derivatives indexed to the West Texas Waha, ANR-Oklahoma and CIG indices, and commodity collars. Although Legacy utilizes third party broker quotes to assess the reasonableness of its prices and valuation techniques, Legacy does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 2.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010:

	Fair Value Measurements at March 31, 2010 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Total Carrying
	Identical Assets	Inputs	Inputs	Value as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2010
	(In thousands)
LTIP liability (a)	$-	$(2,724)	$-	$(2,724)
Oil, NGL and natural gas derivative swaps	-	(10,429)	17,301	6,872
Oil collars	-	-	7,073	7,073
Interest rate swaps	-	(9,860)	-	(9,860)
Total	$-	$(23,013)	$24,374	$1,361

(a)	See Note 10 for further discussion on unit-based compensation expenses and the related LTIP liability.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Beginning balance	$17,791	$28,985
Total gains or (losses)	8,208	6,707
Settlements	(1,625)	(3,614)
Ending balance	$24,374	$32,078

Change in unrealized gains (losses) included in earnings relating to derivatives
still held as of March 31, 2010 and 2009	$6,583	$3,093

Fair Value on a Non-Recurring Basis

On January 1, 2009, Legacy adopted the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. As it relates to Legacy, the adoption applies to certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; impaired oil and natural gas property assessments; and the initial recognition of asset retirement obligations for which fair value is used.

The asset retirement obligation estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, Legacy has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of Legacy’s asset retirement obligation is presented in Note 8.

Assets measured at fair value during the three-month period ended March 31, 2010 include:

	Fair Value Measurements at March 31, 2010 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Total Carrying
	Identical Assets	Inputs	Inputs	Value as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2010
	(In thousands)
Assets:
Proved oil and natural gas properties (a)	$-	$-	$137,844	$137,844
Total	$-	$-	$137,844	$137,844

(a)
Legacy utilizes ASC 360-10-35 to periodically review oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the three-month period ended March 31, 2010, Legacy incurred impairment charges of $7.9 million as oil and natural gas properties with a net cost basis of $13.5 million were written down to their fair value of $5.6 million. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets. In addition, Legacy utilizes ASC 805-10 to identify and record the fair value of assets and liabilities acquired in a business combination. During the three-month period ended March 31, 2010, Legacy acquired oil and natural gas properties with a fair value of $132.2 million in the Wyoming Acquisition and two individually immaterial transactions. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

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

All of these price risk management transactions are considered derivative instruments and are accounted for in accordance with ASC 815. These derivative instruments are intended to reduce Legacy’s price risk and may be considered hedges for economic purposes but Legacy has chosen not to designate them as cash flow hedges for accounting purposes. Therefore, all derivative instruments are recorded on the balance sheet at fair value with changes in fair value being recorded in earnings for the three-month periods ended March 31, 2010 and 2009.

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

For the three months ended March 31, 2010 and 2009, Legacy recognized realized and unrealized gains and losses related to its oil, NGL and natural gas derivative transactions. The net gain (loss) from derivative activities was as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Crude oil derivative contract settlements	$2,907	$14,912
Natural gas liquid derivative contract settlements	(39)	470
Natural gas derivative contract settlements	1,921	3,597
Total commodity derivative contract settlements	4,789	18,979

Unrealized change in fair value - oil contracts	(828)	(5,600)
Unrealized change in fair value - natural gas liquid contracts	39	(645)
Unrealized change in fair value - natural gas contracts	7,861	6,771
Total unrealized change in fair value of commodity derivative contracts	7,072	526

Total realized and unrealized gains on commodity derivative contracts	$11,861	$19,505

As of March 31, 2010, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
April - December 2010	1,362,957	$ 81.15	$60.15 - $140.00
2011	1,535,312	$ 86.64	$67.33 - $140.00
2012	1,324,466	$ 82.01	$67.72 - $109.20
2013	881,445	$ 83.62	$80.10 - $89.35
2014	356,710	$ 87.88	$87.50 - $90.50

On June 24, 2008, Legacy entered into a NYMEX West Texas Intermediate crude oil derivative collar contract that combines a put option or “floor” with a call option or “ceiling.” The following table summarizes the contract as of March 31, 2010:

		Floor	Ceiling
Calendar Year	Volumes (Bbls)	Price	Price
April - December 2010	54,100	$120.00	$156.30
2011	68,300	$120.00	$156.30
2012	65,100	$120.00	$156.30

As of March 31, 2010, Legacy had the following NYMEX Henry Hub, ANR-OK, CIG and Waha natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
April - December 2010	2,947,044	$ 7.09	$5.33 - $8.88
2011	3,038,316	$ 7.49	$5.74 - $8.70
2012	2,357,990	$ 7.49	$5.72 - $8.70
2013	1,402,754	$ 6.58	$5.78 - $6.89
2014	609,104	$ 6.36	$5.95 - $6.47

As of March 31, 2010, Legacy had the following gas basis swaps in which it receives floating NYMEX prices less a fixed basis differential and pay prices on the floating Waha index, a natural gas hub in West Texas. The prices that Legacy receives for its natural gas sales in the Permian Basin follow Waha more closely than NYMEX:

	Annual	Basis Differential
Calendar Year	Volumes (MMBtu)	per MMBtu
April - December 2010	900,000	($0.57)

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

As the term of Legacy’s interest rate swaps extends through December of 2013, a period that extends beyond the term of the New Credit Agreement, which expires on April 1, 2012, Legacy did not specifically designate these derivative transactions as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments, which amounted to $3.2 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively, is recorded in current earnings as interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Interest rate swap settlements	$1,856	$(37)
Unrealized change in fair value - interest rate swaps	3,191	1,366
Total increase to interest expense, net	$5,047	$1,329

The table below summarizes the interest rate swap position as of March 31, 2010.

				Estimated
				Fair Market Value
	Fixed	Effective	Maturity	at March 31,
Notional Amount	Rate	Date	Date	2010
(dollars in thousands)
$29,000	4.090%	10/16/2007	10/16/2013	$(2,140)
$13,000	4.110%	11/16/2007	11/16/2013	(973)
$12,000	4.110%	11/28/2007	11/28/2013	(882)
$60,000	2.650%	4/1/2008	4/1/2013	(1,584)
$50,000	3.100%	10/10/2008	10/10/2013	(1,962)
$50,000	3.090%	10/10/2008	10/10/2013	(1,944)
$50,000	2.295%	12/18/2008	12/18/2013	(375)
Total Fair Market Value of interest rate derivatives				$(9,860)

 (8)  Asset Retirement Obligation

ASC 410-20 requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at Legacy’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset.

The following table reflects the changes in the ARO during the three months ended March 31, 2010 and year ended December 31, 2009.

	March 31,	December 31,
	2010	2009
	(In thousands)
Asset retirement obligation - beginning of period	$84,917	$80,424

Liabilities incurred with properties acquired	5,148	3,505
Liabilities incurred with properties drilled	-	182
Liabilities settled during the period	(97)	(2,255)
Current period accretion	822	3,061
Current period revisions to previous estimates	363	-
Asset retirement obligation - end of period	$91,153	$84,917

(9)  Earnings Per Unit

The following table sets forth the computation of basic and diluted net earnings per unit:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Income available to unitholders	$10,220	$3,489
Weighted average number of units outstanding	39,216	31,053
Effect of dilutive securities:
Restricted units	3	14
Weighted average units and potential units outstanding	39,219	31,067
Basic and diluted earnings per unit	$0.26	$0.11

(10)  Unit-Based Compensation

Long-Term Incentive Plan

On March 15, 2006, a Long-Term Incentive Plan (the “LTIP”) for Legacy was put in place and Legacy adopted ASC 718. Legacy adopted the LTIP for its employees, consultants and directors, its affiliates and its general partner. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights. The LTIP permits the grant of awards covering an aggregate of 2,000,000 units. As of March 31, 2010 grants of awards net of forfeitures covering 1,061,686 units have been made, comprised of 729,864 unit options and unit appreciation rights awards, 65,116 restricted unit awards, 221,738 phantom unit awards and 44,968 unit awards. The LTIP is administered by the compensation committee of the board of directors of Legacy's general partner.

ASC 718 requires companies to measure the cost of employee services in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period of the award. Prior to April 2007, Legacy utilized the equity method of accounting as described in ASC 718 to recognize the cost associated with unit options. However, ASC 718 stipulates that “if an entity that nominally has the choice of settling awards by issuing stock predominately settles in cash, or if the entity usually settles in cash whenever an employee asks for cash settlement, the entity is settling a substantive liability rather than repurchasing an equity instrument.”

The initial vesting of options occurred on March 15, 2007, with initial option exercises occurring in April 2007. At the time of the initial exercise, Legacy settled these exercises in cash and determined it was likely to do so for future option exercises. Consequently, in April 2007, Legacy began accounting for unit option and unit appreciation rights (“UARs”) by utilizing the liability method as described in ASC 718. The liability method requires companies to measure the cost of the employee services in exchange for a cash award based on the fair value of the underlying security at the end of the period. Compensation cost is recognized based on the change in the liability between periods.

Unit Options and Unit Appreciation Rights

During the year ended December 31, 2009, Legacy issued 9,500 UARs to employees which vest ratably over a three-year period and 116,951 UARs to employees which cliff-vest at the end of a three-year period. UARs granted prior to August 20, 2009 expire five years from the grant date and are exercisable when they vest. Those UARs granted on or after August 20, 2009 expire seven years from the grant date and are exercisable when they vest.

For the three-month periods ended March 31, 2010 and 2009, Legacy recorded $628,003 of compensation expense and $441,065 of compensation income, respectively, due to the change in liability from December 31, 2009 and 2008, respectively, based on its use of the Black-Scholes model to estimate the March 31, 2010 and 2009 fair value of these unit options and UARs (see Note 6). As of March 31, 2010, there was a total of $1.2 million of unrecognized compensation costs related to the unexercised and non-vested portion of these unit options and UARs. At March 31, 2010, this cost was expected to be recognized over a weighted-average period of approximately 1.7 years. Compensation expense is based upon the fair value as of March 31, 2010 and is recognized as a percentage of the service period satisfied. Since Legacy has limited trading history, it has used an estimated volatility factor of approximately 59% based upon the historical trends of a representative group of publicly-traded companies in the energy industry and employed the Black-Scholes model to estimate the March 31, 2010 fair value to be realized as compensation cost based on the percentage of service period satisfied. In the absence of historical data, Legacy has assumed an estimated forfeiture rate of 5%. As required by ASC 718, Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.08 per unit.

A summary of option and UAR activity for the three months ended March 31, 2010 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Units	Price	Term	Value

Outstanding at January 1, 2010	700,829
Granted	-	$-
Exercised	(195,818)	$17.05
Forfeited	-	$-
Outstanding at March 31, 2010	505,011	$20.07	3.61	$1,800,206
Options and UARs exercisable at March 31, 2010	133,516	$22.49	2.35	$272,965

    The following table summarizes the status of Legacy’s non-vested unit options and UARs since January 1, 2010:

	Non-Vested Options and UARs
		Weighted-
	Number of	Average Exercise
	Units	Price
Non-vested at January 1, 2010	389,378	$19.20
Granted	-	-
Vested - Unexercised	(16,403)	19.46
Vested - Exercised	(1,480)	16.66
Forfeited	-	-
Non-vested at March 31, 2010	371,495	$19.20

    Legacy has used a weighted-average risk-free interest rate of 1.8% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at March 31, 2010 whose term is consistent with the expected life of the unit options and UARs. Expected life represents the period of time that options and UARs are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Three Months Ended
March 31,
2010
Expected life (years)	3.61
Annual interest rate	1.8%
Annual distribution rate per unit	$2.08
Volatility	59%

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

On September 21, 2009, the board of directors of Legacy’s general partner, upon recommendation from the Compensation Committee, implemented changes to the equity-based incentive compensation policy applicable to the five executive officers of Legacy. The new compensation policy replaced the compensation policy implemented on August 17, 2007. Un-vested phantom unit awards previously granted under the prior compensation policy remain outstanding. In addition to cash bonus awards, under the new compensation plan, the executives are eligible for both subjective and objective grants of phantom units. The subjective, or service-based, grants may be awarded up to a maximum percentage of annual salary ranging from 40% to 100% as determined by the Compensation Committee. Once granted, these phantom units vest ratably over a three-year period. The objective, or performance-based, grants may be awarded up to a maximum percentage of annual salary ranging from 60% to 150%, as determined by the Compensation Committee. However, the amount to vest each year for the three-year vesting period will be determined on each vesting date based on a three-step process, with the first two steps each comprising 50% of the total vesting amount while the third step is the sum of the first two steps. The first step in the process will be a function of Total Unitholder Return (“TUR”) for the Partnership and the ordinal rank of the Legacy TUR among a peer group of upstream master limited partnerships, as determined by the Compensation Committee at the beginning of each year. The percentage of the 50% performance-based award to vest under this step is determined within a matrix which ranges from 0% to 100% and will increase from 0% to 100% as each of the Legacy TUR and the ordinal rank of the Legacy TUR among the peer group increase. The applicable Legacy TUR range is from less than 8% (where no vesting will occur) to more than 20% (where 100% of the amount available under this step is subject to vesting, dependent upon the Legacy TUR rank among the peer group). In the second step, the Legacy TUR will be compared to the TUR of a group of master limited partnerships included in the Alerian MLP Index. The percentage of the 50% of the performance-based award to vest under this step is determined within a matrix which ranges from 0% to 100% and will increase from 0% to 100% as the Legacy TUR and the percentile rank of the Legacy TUR among the Alerian MLP Index increases. The applicable Legacy TUR range is from less than 8% (where no vesting will occur) to more than 20% (where 100% of the amount available under this step is subject to vesting, dependent upon the Legacy TUR rank among the Alerian MLP Index). The third step is the addition of the above two steps to determine the total performance-based awards to vest. Performance based phantom units subject to vesting which do not vest in a given year will be forfeited. With respect to both the subjective and objective units awarded under this compensation policy, dividend equivalent rights or DERs will accumulate and accrue based on the total number of actual amounts vested and will be payable at the date of vesting.

On February 18, 2010, the Compensation Committee approved the award of 44,869 subjective, or service-based, phantom units and 71,619 objective, or performance based, phantom units to Legacy’s five executive officers.

Compensation expense related to the phantom units and associated DERs was $383,663 and $89,288 for the three months ended March 31, 2010 and 2009, respectively.

On March 15, 2006, Legacy issued an aggregate of 52,616 restricted units to two employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. On May 5, 2006, Legacy issued 12,500 restricted units to an employee. The restricted units awarded vest ratably over a five-year period, beginning on March 31, 2007. Compensation expense related to restricted units was $10,625 and $71,085 for the three months ended March, 31, 2010 and 2009, respectively. As of March 31, 2010, there was a total of $42,033 of unrecognized compensation expense related to the non-vested portion of these restricted units. At March 31, 2010, this cost was expected to be recognized over a weighted-average period of 1.0 year. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at March 31, 2010, do not include 2,500 units related to unvested restricted unit awards.

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

 (11)  Equity Offering

On January 15, 2010, Legacy completed a public offering of 4,887,500 units representing limited partner interests. Legacy received $19.56 per unit, net of underwriting discount, for net proceeds after offering expenses of approximately $95.4 million.

 (12)  Subsequent Events

On April 22, 2010, Legacy’s board of directors approved a distribution of $0.52 per unit payable on May 14, 2010 to unitholders of record on May 3, 2010.

On April 30, 2010, Legacy received notice that the staff of the SEC is conducting an inquiry into trading in the securities of Legacy in advance of the April 3, 2009 announcement that the board of directors of Legacy’s general partner had received a proposal from Apollo Management VII, LP to acquire all of the outstanding units of Legacy. The SEC has requested that Legacy voluntarily produce specified documents and information in connection with the inquiry. Legacy intends to fully cooperate with the SEC’s request. In its letter, the SEC states that it has not determined that this matter involves violations of securities laws, and that it should not be taken as a reflection upon any person, company or security.

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

      •   the level of capital expenditures;

      •   the level of cash distributions to our unitholders;

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

The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and our expectations may not be realized or the forward-looking events and circumstances may not occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Legacy’s Annual Report on Form 10-K for the year ended December 31, 2009 in Item 1A under “Risk Factors.” The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

Overview

We were formed in October 2005. Upon completion of our private equity offering on March 15, 2006, we acquired oil and natural gas properties and business operations from our founding investors and three charitable foundations.

Because of our rapid growth through acquisitions and development of properties, historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results. The operating results from the Wyoming Acquisition have been included from February 17, 2010.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per unit data)
Revenues:
Oil sales	$37,748	$16,465
Natural gas liquid sales	3,750	2,069
Natural gas sales	8,169	4,525
Total revenue	$49,667	$23,059

Expenses:
Oil and natural gas production	$14,156	$10,537
Ad valorem taxes	$914	$1,465
Total oil and natural gas production	$15,070	$12,002
Production and other taxes	$2,919	$1,353
General and administrative	$4,761	$3,368
Depletion, depreciation, amortization and accretion	$13,115	$16,621

Realized commodity derivative settlements:
Realized gain on oil derivatives	$2,907	$14,912
Realized gain (loss) on natural gas liquid derivatives	$(39)	$470
Realized gain on natural gas derivatives	$1,921	$3,597

Production:
Oil - barrels	504	460
Natural gas liquids - gallons	3,457	3,388
Natural gas - Mcf	1,216	1,249
Total (MBoe)	789	749
Average daily production (Boe/d)	8,767	8,322

Average sales price per unit (excluding derivatives):
Oil price per barrel	$74.90	$35.79
Natural gas liquid price per gallon	$1.08	$0.61
Natural gas price per Mcf	$6.72	$3.62
Combined (per Boe)	$62.95	$30.79

Average sales price per unit (including realized derivative gains/losses):
Oil price per barrel	$80.66	$68.21
Natural gas liquid price per gallon	$1.07	$0.75
Natural gas price per Mcf	$8.30	$6.50
Combined (per Boe)	$69.02	$56.13

NYMEX oil index prices per barrel:
Beginning of Period	$79.36	$44.60
End of Period	$83.76	$49.66

NYMEX gas index prices per Mcf:
Beginning of Period	$5.57	$5.62
End of Period	$3.87	$3.78

Average unit costs per Boe:
Oil and natural gas production	$17.94	$14.07
Ad valorem taxes	$1.16	$1.96
Production and other taxes	$3.70	$1.81
General and administrative	$6.03	$4.50
Depletion, depreciation, amortization and accretion	$16.62	$22.19

Results of Operations

Three-Month Period Ended March 31, 2010 Compared to Three-Month Period Ended March 31, 2009

Legacy’s revenues from the sale of oil were $37.7 million and $16.5 million for the three-month periods ended March 31, 2010 and 2009, respectively. Legacy’s revenues from the sale of NGLs were $3.8 million and $2.1 for the three-month periods ended March 31, 2010 and 2009, respectively. Legacy’s revenues from the sale of natural gas were $8.2 million and $4.5 million for the three-month periods ended March 31, 2010 and 2009, respectively. The $21.2 million increase in oil revenues reflects the increase in average realized price of $39.11 per Bbl (109%) as well as an increase in oil production of 44 MBbls (10%) due primarily to Legacy’s purchase of the oil and natural gas properties in the Wyoming Acquisition. The $1.7 million increase in proceeds from NGL sales reflects the increase in realized NGL price of $0.47 per gallon (77%) as well as an increase in NGL production of approximately 69 MGals (2%) due primarily to Legacy’s purchase of oil and natural gas properties in the Wyoming Acquisition. The $3.7 million increase in natural gas revenues reflects the increase in average realized price per Mcf of $3.10 per Mcf (86%) partially offset by a decrease in natural gas production of approximately 33 MMcf (3%) due primarily to pipeline shut-ins from our gas purchaser in the Texas Panhandle.

For the three-month period ended March 31, 2010, Legacy recorded $11.9 million of net gains on oil, NGL and natural gas derivatives comprised of realized gains of $4.8 million from net cash settlements of oil, NGL and natural gas derivative contracts and a net unrealized gain of $7.1 million. Legacy had unrealized net losses from oil derivatives because the price of oil increased during the three-month period ended March 31, 2010. As a point of reference, the NYMEX price for light sweet crude oil for the near-month close increased from $79.36 per Bbl at December 31, 2009 to $83.76 per Bbl at March 31, 2010, a price which is less than the average contract prices of Legacy’s outstanding oil derivative contracts, but greater than the price at December 31, 2009, resulting in a reduction of unrealized net gain attributable to Legacy’s outstanding oil derivative contracts. Due to the increase in oil prices during the quarter, the differential between Legacy’s fixed price oil derivatives and NYMEX decreased, resulting in losses for the quarter. Legacy had unrealized net gains from NGL derivatives because NGL prices decreased during the three-month period ended March 31, 2010. Legacy had unrealized net gains from natural gas derivatives because the NYMEX natural gas prices decreased during the three-month period ended March 31, 2010. As a point of reference, the NYMEX price for natural gas for the near-month close decreased from $5.57 per MMBtu at December 31, 2010 to $3.87 per MMBtu at March 31, 2010, a price which is less than the average contract prices of Legacy’s outstanding natural gas swap contracts resulting in an increase of unrealized net gain attributable to Legacy’s outstanding natural gas swap contracts. For the three-month period ended March 31, 2009, Legacy recorded $19.5 million of net gains on oil, NGL and natural gas derivatives comprised of realized gains of $19.0 million from net cash settlements of oil, NGL and natural gas swap contracts and a net unrealized gain of $0.5 million on oil, NGL and natural gas swap contracts. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $14.2 million ($17.94 per Boe) for the three-month period ended March 31, 2010, from $10.5 million ($14.07 per Boe) for the three-month period ended March 31, 2009. Production expenses increased primarily due to industry-wide cost increases, particularly those directly related to higher commodity prices, such as the cost of electricity, which powers artificial lift equipment and pumps involved in the production of oil. In addition, oil and natural gas production expenses increased approximately $1.4 million due to expenses related to the Wyoming Acquisition. Legacy’s ad valorem expense decreased to $0.9 million ($1.16 per Boe) for the three-month period ended March 31, 2010, from $1.5 million ($1.96 per Boe) for the three-month period ended March 31, 2009 primarily due to an over-accrual of estimated ad valorem tax expenses for the three-month period ended March 31, 2009. The over-accrual resulted from lower realized ad valorem tax expenses during 2009 than anticipated. This lower realization rate also resulted in lower accruals for March 31, 2010 as ad valorem taxes are paid primarily during the fourth quarter of the year incurred and the first quarter of the following year. Due to this lag in actual payments, the first quarter of the following year may be impacted by immaterial revisions to expense to true up accrued costs to actual amounts paid.

Legacy’s production and other taxes were $2.9 million and $1.4 million for the three-month periods ended March 31, 2010 and 2009, respectively. Production and other taxes increased primarily because of the increase in realized prices. As production and other taxes are a function of price and volume, the increase is consistent with the increase in realized prices.

Legacy’s general and administrative expenses were $4.8 million and $3.4 million for the three-month periods ended March 31, 2010 and 2009, respectively. General and administrative expenses increased approximately $1.4 million between the three-month periods ended March 31, 2010 and 2009 primarily due to increases in non-cash LTIP expenses of $1.3 million due to increased grant amounts and rising unit prices. As the LTIP is tied to our unit performance, rising unit prices causes an increase in LTIP expenses whereas our unit prices decreased during the three-month period ended March 31, 2009, which more than offset the expenses related to our LTIP resulting in non-cash income of approximately $0.3 million.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $13.1 million and $16.6 million for the three-month periods ended March 31, 2010 and 2009, respectively. DD&A decreased primarily because of the decrease in DD&A expense per Boe, to $16.62 from $22.19 for the three-month periods ended March 31, 2010 and 2009, respectively, which reflects the increased reserves basis due to higher commodity prices for the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009. As the depletion rate is determined by the percentage of production compared to total reserves, the higher reserve volumes resulting from higher commodity prices reduces the depletion rate. This decrease was partially offset by $1.1 million of depletion incurred related to the Wyoming Acquisition.

Impairment expense was $7.9 million and $1.2 million for the three-month periods ended March 31, 2010 and 2009, respectively. In the three-month period ended March 31, 2010, Legacy recognized impairment expense on 44 separate producing fields, due primarily to the decrease in natural gas prices during the three months ended March 31, 2010, which decreased the expected future net revenue below the carrying value of the assets. Additional impairment was incurred due to minor capital additions for which no additional volumes were added related to the capital additions. The impairment expense for the period ended March 31, 2009, involved five separate producing fields due primarily to lower natural gas prices and rising production costs.

Legacy recorded interest expense of $7.3 million and $4.3 million for the three-month periods ended March 31, 2010 and 2009, respectively. Interest expense increased approximately $3.0 million due primarily to increases in interest expense related to our interest rate swaps as our interest rate swap mark-to-market and related swap settlements increased approximately $3.7 million for the three month period ended March 31, 2010 compared to March 31, 2009. This increase was partially offset by a decrease in interest expense related to our outstanding debt on our revolving credit facility due to lower average outstanding debt balances during the three months ended March 31, 2010 compared to March 31, 2009 primarily related to our equity offering in January of 2010, the proceeds of which were used to reduce our debt balance prior to the Wyoming acquisition.

Non-GAAP Financial Measures

For the three months ended March 31, 2010 and 2009, respectively, Adjusted EBITDA increased 32% to $32.7 million from $24.8 million primarily due to increased revenues from our oil, NGL and natural gas sales in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. These increased revenues more than offset the decreased realized commodity derivative settlements of approximately $14.2 million from $19.0 million for the three months ended March 31, 2009 to $4.8 million for the three months ended March 31, 2010. For the three months ended March 31, 2010 and 2009, respectively, Distributable Cash Flow increased 48% to $22.1 million from $14.9 million due to higher Adjusted EBITDA.

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

The following table presents a reconciliation of Legacy’s consolidated net income (loss) to Adjusted EBITDA and Distributable Cash Flow for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended
	March 31,
	2010	2009
	(dollars in thousands)
Net income	$10,220	$3,489
Plus:
Interest expense	7,333	4,259
Income taxes	173	111
Depletion, depreciation, amortization and accretion	13,115	16,621
Impairment of long-lived assets	7,916	1,156
Gain on disposal of assets	-	(60)
Equity in income of partnership	(23)	2
Unit-based compensation expense	1,022	(281)
Unrealized gain on oil and natural gas derivatives	(7,072)	(526)
Adjusted EBITDA	$32,684	$24,771

Less:
Cash interest expense	3,703	4,955
Cash settlements of LTIP unit awards	1,702	176
Development capital expenditures	5,202	4,769
Distributable Cash Flow	$22,077	$14,871

Capital Resources and Liquidity

Legacy’s primary sources of capital and liquidity have been bank borrowings, cash flow from operations, its private equity offerings in March 2006 and November 2007, the Initial Public Offering in January 2007 and its public equity offerings in September 2009 and January 2010. To date, Legacy’s primary use of capital has been for acquisitions, repayment of bank borrowings and development of oil and natural gas properties.

We continually monitor the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in maintaining and growing reserves and production will be highly dependent on capital resources available to us and our success in acquiring and developing additional reserves. If we were to make significant additional acquisitions for cash, we would need to borrow additional amounts under our credit facility, if available, or obtain additional debt or equity financing. Further, our credit facility imposes certain restrictions on our ability to obtain additional debt financing. Our commodity derivatives position, which we use to mitigate commodity price volatility and support our borrowing capacity, contributed $4.8 million and $19.0 million of cash settlements during the three months ended March 31, 2010 and 2009, respectively. Based upon current oil and natural gas price expectations for the year ending December 31, 2010, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our credit facility will provide us sufficient working capital to meet our currently planned capital expenditures and future cash distributions at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt, and any other factors the board of directors of our general partner may consider.

The amounts available for borrowing under our credit facility are subject to a borrowing base, which is currently set at $410 million. As of May 6, 2010, we had $145.6 million available for borrowing under our credit facility. Based on their commodity price expectations, our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled for October 2010. Please read “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

Legacy’s net cash provided by (used in) operating activities was $23.3 million and $(10.5) million for the three-month periods ended March 31, 2010 and 2009, respectively, with the 2010 period being favorably impacted by higher commodity prices as the net cash amount for 2010 and 2009 does not include cash settlements received of $4.8 million and $19.0 million, respectively, from our commodity derivative transactions.

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

Investing Activities

Legacy’s cash capital expenditures were $131.5 million for the three-month period ended March 31, 2010. The total includes $126.3 million for the acquisition of oil and natural gas properties in the Wyoming Acquisition, two individually immaterial acquisitions and $5.2 million of development projects. Legacy’s cash capital expenditures were $5.1 million for the three-month period ended March 31, 2009. The total includes $4.8 million of development projects and $0.3 million in purchase price adjustments on previous acquisitions.

Our capital expenditure budget, which predominantly consists of drilling, recompletion and re-fracture stimulation projects, is currently $31 million for the year ending December 31, 2010. Our remaining borrowing capacity under our revolving credit facility is $145.6 million as of May 6, 2010. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner. Based upon current oil and natural gas price expectations for the year ending December 31, 2010, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our planned capital expenditures of $31 million. Future cash distributions will be at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt and any other factors the board of directors of our general partner may consider. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil, NGL and natural gas derivative transactions to reduce the impact of oil, NGL and natural gas price volatility on our operations. Currently, we use derivatives to offset price volatility on NYMEX oil, NGL and natural gas prices, which do not include the additional net discount that we typically experience in the Permian Basin. For the three-month period ended March 31, 2010 and 2009 we had cash settlements of $4.8 million and $19.0 million, respectively, related to our commodity derivative settlements. At March 31, 2010, we had in place oil, NGL and natural gas derivatives covering significant portions of our estimated 2010 through 2014 oil, NGL and natural gas production. As of May 6, 2010, we have derivative contracts covering approximately 72% of our remaining expected oil, natural gas liquid and natural gas production for 2010. As of May 6, 2010, we also have derivative contracts covering approximately 42% of our currently expected oil and natural gas production for 2011 through 2014 from existing estimated total proved reserves.

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

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of May 6, 2010, through December 31, 2014. We use derivatives as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are settled based upon the monthly average closing price of the front-month NYMEX WTI oil contract price of oil at Cushing, Oklahoma, and NYMEX Henry Hub, West Texas Waha, Rocky Mountain CIG and ANR-Oklahoma prices of natural gas on the average of the three final trading days of the month and settlement occurs on the fifth day of the production month.

		Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
April - December 2010	1,454,957	$ 81.89	$60.15 - $140.00
2011	1,625,812	$ 86.99	$67.33 - $140.00
2012	1,324,466	$ 82.01	$67.72 - $109.20
2013	881,445	$ 83.62	$80.10 - $89.35
2014	356,710	$ 87.88	$87.50 - $90.50

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
April - December 2010	2,947,044	$ 7.09	$5.33 - $8.88
2011	3,038,316	$ 7.49	$5.74 - $8.70
2012	2,357,990	$ 7.49	$5.72 - $8.70
2013	1,402,754	$ 6.58	$5.78 - $6.89
2014	609,104	$ 6.36	$5.95 - $6.47

In July 2006, we entered into natural gas basis derivatives to receive floating NYMEX natural gas prices less a fixed basis differential and pay prices based on the floating Waha index, a natural gas hub in West Texas. The prices that we receive for our natural gas sales follow Waha more closely than NYMEX. The basis derivatives thereby provide a better match between our natural gas sales and the settlement payments on our natural gas derivatives. The following table summarizes, for the periods indicated, our NYMEX-Waha basis derivatives currently in place as of May 6, 2010, through December 31, 2010:

	Annual	Basis Differential
Calendar Year	Volumes (MMBtu)	per MMBtu
April - December 2010	900,000	($0.57)

On June 24, 2008, we entered into a NYMEX West Texas Intermediate crude oil derivative collar contract that combines a put option or “floor” with a call option or “ceiling.” The following table summarizes the oil collar contract currently in place as of May 6, 2010, through December 31, 2012.

		Floor	Ceiling
Calendar Year	Volumes (Bbls)	Price	Price
April - December 2010	54,100	$120.00	$156.30
2011	68,300	$120.00	$156.30
2012	65,100	$120.00	$156.30

    On May 3, 2010, we entered into two separate NYMEX West Texas Intermediate crude oil derivative three-way collar contracts. Each contract combines a long and short put with a short call. The use of the long put combined with the short put allows us to purchase a short call at a higher price thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside coverage to the difference between the long put and the short put if the price of NYMEX West Texas Intermediate crude oil drops below the price of the short put. The following table summarizes the three-way oil collar contracts currently in place as of May 6, 2010, through June 30, 2015:

		Short	Long	Short
Calendar Year	Volumes (Bbls)	Put	Put	Call
July 2013 - June 2014	65,700	$60.00	$85.00	$124.00
July 2014 - June 2015	146,000	$60.00	$85.00	$130.05

Financing Activities

Our Revolving Credit Facility

On March 27, 2009, we entered into a new three-year $600 million secured revolving credit facility (“New Credit Agreement”) and retained BNP Paribas as administrative agent to replace our previous four-year, $300 million revolving credit facility with BNP Paribas as administrative agent. Our obligations under the New Credit Agreement are secured by mortgages on 80% of our oil and natural gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base, initially set at $340 million and increased on March 31, 2010 to $410 million. The borrowing base is subject to semi-annual redeterminations on April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. We also have the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders and any decrease in the borrowing base must be approved by the lenders holding 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral. Legacy may at any time issue up to $250 million in aggregate principal amount of senior notes, subject to specified conditions (including that upon issuance of such senior notes our borrowing base would be reduced by an amount equal to 25% of the stated principal amount of the senior notes, or $62.5 million if $250 million of senior notes are issued). Also, notwithstanding that a lender (or its affiliate) is no longer a party to the New Credit Agreement, any lender (or its affiliate) which has entered into any hedging arrangement with us while a party to the New Credit Agreement will continue to have our obligations under such hedging arrangement secured on a ratable and pari passu basis by the collateral securing our obligations under the New Credit Agreement, the related loan documents and our hedging arrangements.

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

Interest is generally payable quarterly for ABR loans and on the last day of the applicable interest period for any Eurodollar loans.

Our revolving credit facility also contains various covenants that limit our ability to:

•	incur indebtedness;

•	enter into certain leases;

•	grant certain liens;

•	enter into certain derivatives;

•	make certain loans, acquisitions, capital expenditures and investments;

•	make distributions other than from available cash;

•	merge, consolidate or allow any material change in the character of its business; or

•	engage in certain asset dispositions, including a sale of all or substantially all of our assets.

 Our credit facility also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
consolidated net income (loss) plus interest expense, income taxes, depreciation, depletion, amortization and other similar charges excluding unrealized gains and losses under ASC 815, minus all non-cash income added to consolidated net income, and giving pro forma effect to any acquisitions or capital expenditures (“EBITDA”), to interest expense of not less than 2.5 to 1.0;

•	total debt to EBITDA of not more than 3.75 to 1.0; and

•
consolidated current assets, including the unused amount of the total commitments, to consolidated current liabilities of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under ASC 815, which includes the current portion of oil, natural gas derivatives and interest rate swaps.

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

As of March 31, 2010, Legacy was in compliance with all financial and other covenants of the credit facility.

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

Please read Note 1 of the Notes to the Condensed Consolidated Financial Statements here and in our Annual Report on Form 10-K for the period ended December 31, 2009 for a detailed discussion of all significant accounting policies that we employ and related estimates made by management.

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

Effect if Different Assumptions Used:  Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the three-month period ended March 31, 2010 by approximately 10%.

Nature of Critical Estimate Item:  Asset Retirement Obligations — We have certain obligations to remove tangible equipment and restore land at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. We adopted ASC 410-20, Accounting for Asset Retirement Obligations, effective January 1, 2003. ASC 410-20 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets (“asset retirement obligations” or “ARO”). Primarily, ASC 410-20 requires us to estimate asset retirement costs for all of our assets, adjust those costs for inflation to the forecasted abandonment date, discount that amount using a credit-adjusted risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an ARO liability in that amount with a corresponding addition to our asset value. When new obligations are incurred, i.e. a new well is drilled or acquired, we add a layer to the ARO liability. We then accrete the liability layers quarterly using the applicable period-end effective credit-adjusted risk-free rates for each layer. Should either the estimated life or the estimated abandonment costs of a property change materially upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted risk-free rate. The carrying value of the ARO is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost. Thus, abandonment costs will almost always approximate the estimate. When well obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from our balance sheet.

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

Nature of Critical Estimate Item:  Derivative Instruments and Hedging Activities — We periodically use derivative financial instruments to achieve a more predictable cash flow from our oil, NGL and natural gas production and interest expense by reducing our exposure to price fluctuations and interest rate changes. Currently, these transactions are swaps and collars whereby we exchange our floating price for our oil, NGL and natural gas for a fixed price and floating interest rates for a fixed rate with qualified and creditworthy counterparties (currently BNP Paribas, Bank of America Merrill Lynch, KeyBank, Wells Fargo, BBVA Compass Bank, Fortis Bank, Royal Bank of Canada and The Bank of Nova Scotia). Our existing oil, NGL, natural gas derivatives and interest rate swaps and oil collars are with members of our lending group which enables us to avoid margin calls for out-of-the-money mark-to-market positions.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued guidance to change financial reporting by enterprises involved with variable interest entities (“VIEs”). The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. This standard was effective for us on January 1, 2010.  Legacy does not have any interests in variable interest entities; therefore, this standard did not have any impact on its consolidated financial statements.

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance was effective for Legacy on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not impact Legacy’s results of operations, cash flows or financial position.

In March 2010, the FASB issued authoritative guidance intended to clarify the scope of the exception for certain embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The guidance addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under Accounting Standards Codification Topic 815, “Derivatives and Hedging” Subtopic 15-25 for potential bifurcation and separate accounting. This guidance is effective for each reporting entity at the beginning of its fiscal quarter beginning after June 15, 2010. Legacy does not have any embedded credit derivative features with respect to its financial instruments; therefore, this standard is not expected to have any impact on Legacy’s consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading. These derivative instruments are discussed in Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7 Derivative Financial Instruments.

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

As of March 31, 2010, the fair market value of Legacy’s commodity derivative positions was a net asset of $13.9 million based on NYMEX near month prices of $83.76 per Bbl and $3.87 per MMBtu for oil and natural gas, respectively. As of December 31, 2009, the fair market value of Legacy’s commodity derivative positions was a net asset of $6.9 million based on NYMEX near month prices of $79.36 per Bbl and $5.57 per MMBtu for oil and natural gas, respectively. Due to our asset position on commodity derivatives we routinely monitor the credit default risk of our counterparties via risk monitoring services. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives for 2010 through December 31, 2014, please read “— Investing Activities.”

Interest Rate Risks

At March 31, 2010, Legacy had debt outstanding of $264 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for the three-month period ended March 31, 2010 was 3.4%. A 1% increase in LIBOR on Legacy’s outstanding debt as of March 31, 2010 would not have an effect on annual interest expense as Legacy has entered into interest rate swaps to mitigate the volatility of interest rates through December of 2013 on $264 million of floating rate debt to a weighted-average fixed rate of 3.05%, which equals the current outstanding debt balance.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Financing Activities.”

In addition to the other information set forth in this report, you should carefully consider the factors discussed under, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

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
3.5
Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.4)

4.1
Registration Rights Agreement dated June 29, 2006 between Henry Holding LP and Legacy Reserves LP and Legacy Reserves GP, LLC (the “Henry Registration Rights Agreement”) (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 4.2)

4.2
Registration Rights Agreement dated March 15, 2006 by and among Legacy Reserves LP, Legacy Reserves GP, LLC and the other parties thereto (the “Founders Registration Rights Agreement”) (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 4.3)

4.3
Registration Rights Agreement dated April 16, 2007 by and among Nielson & Associates, Inc., Legacy Reserves GP, LLC and Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s Quarterly Report on Form 10-Q (File No. 001-33249) filed May 14, 2007, Exhibit 4.4)

10.1
First Amendment, dated March 31, 2010, to the Amended and Restated Credit Agreement dated as of March 27, 2009 among Legacy Reserves LP, BNP Paribas, as administrative agent, Wachovia Bank, N.A., as syndication agent, Compass Bank, as documentation agent, and the Lenders party thereto (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K (File No. 001-33249) filed April 5, 2010, Exhibit 10.1)

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

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

May 7, 2010	By:	/s/ Steven H. Pruett
Steven H. Pruett
President, Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)