Form 10-Q
period 2010-06-30
LEGACY RESERVES LP
filed 2010-08-06
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

40,162,479 units representing limited partner interests in the registrant were outstanding as of August 5, 2010.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30,	December 31,
	2010	2009
	(In thousands)
Current assets:
Cash and cash equivalents	$4,913	$4,217
Accounts receivable, net:
Oil and natural gas	20,288	18,070
Joint interest owners	5,708	4,547
Other	395	364
Fair value of derivatives (Notes 6 and 7)	23,783	20,090
Prepaid expenses and other current assets	2,234	2,323
Total current assets	57,321	49,611

Oil and natural gas properties, at cost:
Proved oil and natural gas properties, at cost, using the
successful efforts method of accounting:	1,014,042	847,120
Unproved properties	7,275	214
Accumulated depletion, depreciation and amortization	(307,095)	(271,909)
	714,222	575,425

Other property and equipment, net of accumulated depreciaton and
amortization of $1,867 and $1,448, respectively	2,727	1,512
Deposits on pending acquisitions	-	6,500
Operating rights, net of amortization of $2,254 and $1,979, respectively	4,763	5,038
Fair value of derivatives (Notes 6 and 7)	24,277	11,026
Other assets, net of amortization of $3,759 and $2,785, respectively	4,071	4,334
Investment in equity method investee	95	47
Total assets	$807,476	$653,493

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND UNITHOLDERS' EQUITY

	June 30,	December 31,
	2010	2009
	(In thousands)
Current liabilities:
Accounts payable	$1,356	$1,580
Accrued oil and natural gas liabilities	23,281	13,890
Fair value of derivatives (Notes 6 and 7)	6,215	18,762
Asset retirement obligation (Note 8)	14,603	13,506
Other (Note 10)	6,285	6,488
Total current liabilities	51,740	54,226

Long-term debt (Note 2)	280,000	237,000
Asset retirement obligation (Note 8)	78,332	71,411
Fair value of derivatives (Notes 6 and 7)	7,915	12,149
Other long-term liabilites	1,079	47
Total liabilities	419,066	374,833

Commitments and contingencies (Note 5)
Unitholders' equity:
Limited partners' equity - 40,078,776 and 34,880,474 units issued
and outstanding at June 30, 2010 and December 31 2009, respectively	388,336	278,627
General partner's equity (approximately 0.1%)	74	33
Total unitholders' equity	388,410	278,660
Total liabilities and unitholders' equity	$807,476	$653,493

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per unit data)
Revenues:
Oil sales	$41,631	$24,604	$79,378	$41,069
Natural gas liquids sales (NGL)	3,432	2,478	7,182	4,547
Natural gas sales	6,569	4,773	14,738	9,298
Total revenues	51,632	31,855	101,298	54,914

Expenses:
Oil and natural gas production	17,792	11,468	32,862	23,471
Production and other taxes	2,954	1,887	5,873	3,240
General and administrative	4,047	3,900	8,808	7,268
Depletion, depreciation, amortization and accretion	16,067	13,549	29,181	30,170
Impairment of long-lived assets	471	452	8,387	1,608
(Gain) loss on disposal of assets	(155)	31	(142)	239
Total expenses	41,176	31,287	84,969	65,996

Operating income (loss)	10,456	568	16,329	(11,082)

Other income (expense):
Interest income	3	5	7	6
Interest expense (Notes 2, 6 and 7)	(9,004)	1,761	(16,338)	(2,498)
Equity in income (loss) of partnership	25	-	48	(3)
Realized and unrealized net gains (losses) on commodity derivatives (Notes 6 and 7)	38,298	(59,172)	50,158	(39,666)
Other	121	6	88	10
Income (loss) before income taxes	39,899	(56,832)	50,292	(53,233)
Income taxes	(453)	(160)	(626)	(270)
Net income (loss)	$39,446	$(56,992)	$49,666	$(53,503)

Income (loss) per unit - basic and diluted (Note 9)	$0.98	$(1.83)	$1.25	$(1.72)

Weighted average number of units used in computing net income (loss) per unit -
basic	40,072	31,069	39,646	31,061

diluted	40,078	31,069	39,646	31,061

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF UNITHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

	Number of			Total
	Limited Partner	Limited	General	Unitholders'
	Units	Partner	Partner	Equity
	(In thousands)

Balance, December 31, 2009	34,880	$278,627	$33	$278,660

Units issued to Legacy Board of Directors for services	11	226	-	226
Compensation expense on restricted unit awards issued to employees	-	179	-	179
Vesting of restricted units	3	-	-	-
Net proceeds from equity offering	4,888	95,436	-	95,436
Units issued in exchange for oil and natural gas properties	297	5,959	-	5,959
Net distributions to unitholders, $0.52 per unit	-	(41,734)	18	(41,716)
Net income	-	49,643	23	49,666
Balance, June 30, 2010	40,079	$388,336	$74	$388,410

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$49,666	$(53,503)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	29,181	30,170
Amortization of debt issuance costs	974	710
Impairment of long-lived assets	8,387	1,608
(Gain) loss on derivatives	(42,697)	34,255
Equity in (income) loss of partnership	(48)	3
Unit-based compensation	1,977	313
(Gain) loss on disposal of assets	(142)	239
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(2,218)	(2,322)
(Increase) decrease in accounts receivable, joint interest owners	(1,161)	2,860
(Increase) decrease in accounts receivable, other	(31)	3
Decrease in other current assets	297	660
Decrease in accounts payable	(224)	(3,791)
Increase (decrease) in accrued oil and natural gas liabilities	9,391	(5,113)
Increase (decrease) in other liabilities	499	(5,222)
Total adjustments	4,185	54,373
Net cash provided by operating activities	53,851	870
Cash flows from investing activities:
Investment in oil and natural gas properties	(160,882)	(7,661)
Decrease in deposit on pending acquisition	6,500	-
Proceeds from sale of assets	-	51
Investment in other equipment	(1,633)	(130)
Goodwill	(494)	-
Net cash settlements on commodity derivatives	8,971	35,634
Investment in equity method investee	-	(4)
Net cash provided by (used in) investing activities	(147,538)	27,890
Cash flows from financing activities:
Proceeds from long-term debt	195,000	24,000
Payments of long-term debt	(152,000)	(11,000)
Payments of debt issuance costs	(426)	(4,543)
Proceeds from issuance of units, net	95,436	-
Distributions to unitholders	(41,716)	(32,317)
Net payments of LTIP unit awards	(1,911)	-
Net cash provided by (used in) financing activities	94,383	(23,860)
Net increase in cash and cash equivalents	696	4,900
Cash and cash equivalents, beginning of period	4,217	2,500

Cash and cash equivalents, end of period	$4,913	$7,400

Non-Cash Investing and Financing Activities:

Asset retirement obligation costs and liabilities	$363	$-
Asset retirement obligations associated with property acquisitions	$6,779	$-
Units issued in exchange for oil and
natural gas properties	$5,959	$-

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

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements for and as of the three and six months ended June 30, 2010 and 2009.

(b)  Recently Issued Accounting Pronouncements

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

On March 27, 2009, Legacy entered into a new three-year secured revolving credit facility with BNP Paribas as administrative agent (the “New Credit Agreement”). Borrowings under the New Credit Agreement mature on April 1, 2012. The New Credit Agreement permits borrowings in the lesser amount of (i) the borrowing base, or (ii) $600 million. The borrowing base under the New Credit Agreement, initially set at $340 million, was redetermined and increased to $410 million on March 31, 2010. The borrowing base is redetermined every six months and is adjusted based upon changes in the fair market value of Legacy’s oil and natural gas assets. Under the New Credit Agreement, interest on debt outstanding is charged based on Legacy’s selection of a LIBOR rate plus 2.25% to 3.0%, or the alternate base rate (“ABR”) which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or LIBOR plus 1.50%, plus an applicable margin between 0.75% and 1.50%. Further, on March 31, 2010, the New Credit Agreement was amended. The amendment provides, among other things, that Legacy may at any time issue up to $250 million in aggregate principal amount of senior notes, subject to specified conditions (including that upon issuance of such senior notes our borrowing base would be reduced by an amount equal to 25% of the stated principal amount of the senior notes, or $62.5 million if $250 million of senior notes are issued). Also, notwithstanding that a lender (or its affiliate) is no longer a party to the New Credit Agreement, any lender (or its affiliate) which has entered into any hedging arrangement with Legacy while a party to the New Credit Agreement will continue to have Legacy’s obligations under such hedging arrangement secured on a ratable and pari passu basis by the collateral securing Legacy’s obligations under the New Credit Agreement, the related loan documents and our hedging arrangements.

As of June 30, 2010, Legacy had outstanding borrowings of $280 million at a weighted-average interest rate of 3.1%. Legacy had approximately $129.9 million of availability remaining under the New Credit Agreement as of June 30, 2010. For the six month period ended June 30, 2010, Legacy paid in cash $3.7 million of interest expense on the New Credit Agreement. The New Credit Agreement contains certain loan covenants requiring minimum financial ratio coverages, including the current ratio and EBITDA to interest expense. At June 30, 2010, Legacy was in compliance with all aspects of the New Credit Agreement.

Long-term debt consists of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(In thousands)
Legacy Facility- due April 2012	$280,000	$237,000

(3)  Acquisitions

Wyoming Acquisition

On February 17, 2010, Legacy purchased certain oil and natural gas properties located in Wyoming from a third party for a net cash purchase price of $125.0 million (the “Wyoming Acquisition”). The purchase price was financed partially by Legacy’s January 2010 public offering of units and the remainder with borrowings from the New Credit Agreement. The effective date of this purchase was November 1, 2009. The operating results from these Wyoming Acquisition properties have been included from their acquisition on February 17, 2010.

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

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the Wyoming Acquisition had occurred on January 1, 2010 and 2009. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Revenues	$51,632	$38,588	$105,531	$66,412

Net income (loss)	$39,446	$(56,775)	$50,909	$(54,648)

Income (loss) per unit - basic and diluted:	$0.98	$(1.83)	$1.28	$(1.76)

Units used in computing income (loss) per unit:

basic	40,072	31,069	39,646	31,061

diluted	40,078	31,069	39,646	31,061

The amount of revenues and revenues in excess of direct operating expenses included in our consolidated statements of operations for the Wyoming Acquisition is shown in the table that follows. Direct operating expenses include lease operating expenses and production and other taxes.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2010
	(In thousands)
Revenues	$7,327	$11,580

Excess revenues over direct operating expenses	$3,419	$5,795

(4)  Related Party Transactions

Cary D. Brown, Chairman and Chief Executive Officer of LRGPLLC, and Kyle A. McGraw, Director and Executive Vice President of Business Development and Land of LRGPLLC, own partnership interests which, in turn, own a combined non-controlling 4.16% interest as limited partners in the partnership which owns the building that Legacy occupies. Monthly rent is $14,808, without respect to property taxes and insurance. The lease expires in August 2011.

Legacy uses Lynch, Chappell and Alsup for legal services. Alan Brown, brother of Cary D. Brown, is a less than ten percent shareholder in this firm. Legacy paid legal fees to Lynch, Chappell and Alsup of $123,826 and $84,731 for the six months ended June 30, 2010 and 2009, respectively.

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

Level 2:
Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that Legacy values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps and interest rate swaps as well as long-term incentive plan liabilities calculated using the Black-Scholes model to estimate the fair value as of the measurement date.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010:

	Fair Value Measurements at June 30, 2010 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Total Carrying
	Identical Assets	Inputs	Inputs	Value as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2010
	(In thousands)
LTIP liability (a)	$-	$(3,076)	$-	$(3,076)
Oil, NGL and natural gas derivative swaps	-	23,609	16,721	40,330
Oil collars	-	-	7,730	7,730
Interest rate swaps	-	(14,130)	-	(14,130)
Total	$-	$6,403	$24,451	$30,854

(a)	See Note 10 for further discussion on unit-based compensation expenses and the related LTIP liability for certain grants accounted for under the liability method.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Beginning balance	$24,374	$32,078	$17,791	$28,985
Total gains or (losses)	2,638	(4,349)	10,846	2,358
Settlements	(2,561)	(3,830)	(4,186)	(7,444)
Ending balance	$24,451	$23,899	$24,451	$23,899

Change in unrealized gains (losses) included in earnings relating to derivatives
still held as of June 30, 2010 and 2009	$77	$(8,179)	$6,660	$(5,086)

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

Assets measured at fair value during the six-month period ended June 30, 2010 include:

	Fair Value Measurements at June 30, 2010 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Total Carrying
	Identical Assets	Inputs	Inputs	Value as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2010
	(In thousands)
Assets:
Proved oil and natural gas properties (a)	$-	$-	$162,577	$162,577
Total	$-	$-	$162,577	$162,577

(a)
Legacy utilizes ASC 360-10-35 to periodically review oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the six-month period ended June 30, 2010, Legacy incurred impairment charges of $8.4 million as oil and natural gas properties with a net cost basis of $14.4 million were written down to their fair value of $6.0 million. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets. In addition, Legacy utilizes ASC 805-10 to identify and record the fair value of assets and liabilities acquired in a business combination. During the six-month period ended June 30, 2010, Legacy acquired oil and natural gas properties with a fair value of $156.6 million in the Wyoming Acquisition and 11 individually immaterial transactions. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

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

All of these price risk management transactions are considered derivative instruments and are accounted for in accordance with ASC 815. These derivative instruments are intended to reduce Legacy’s price risk and may be considered hedges for economic purposes but Legacy has chosen not to designate them as cash flow hedges for accounting purposes. Therefore, all derivative instruments are recorded on the balance sheet at fair value with changes in fair value being recorded in earnings for the three and six months ended June 30, 2010 and 2009.

By using derivative instruments to mitigate exposures to changes in commodity prices, Legacy is exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes Legacy, which creates repayment risk. Legacy minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties that are parties to its New Credit Agreement.

For the three and six months ended June 30, 2010 and 2009, Legacy recognized realized and unrealized gains and losses related to its oil, NGL and natural gas derivative transactions. The net gain (loss) from derivative activities was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Crude oil derivative contract settlements	$1,284	$12,683	$4,191	$27,595
Natural gas liquid derivative contract settlements	-	202	(39)	672
Natural gas derivative contract settlements	2,899	3,770	4,819	7,367
Total commodity derivative contract settlements	4,183	16,655	8,971	35,634

Unrealized change in fair value - oil contracts	36,039	(70,310)	35,211	(75,909)
Unrealized change in fair value - natural gas liquid contracts	-	(480)	39	(1,125)
Unrealized change in fair value - natural gas contracts	(1,924)	(5,037)	5,937	1,734
Total unrealized change in fair value of commodity derivative contracts	34,115	(75,827)	41,187	(75,300)

Total realized and unrealized gain (loss) on commodity derivative contracts	$38,298	$(59,172)	$50,158	$(39,666)

    As of June 30, 2010, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
July - December 2010	1,002,218	$ 82.22	$60.15 - $140.00
2011	1,625,812	$ 86.99	$67.33 - $140.00
2012	1,324,466	$ 82.01	$67.72 - $109.20
2013	881,445	$ 83.62	$80.10 - $89.35
2014	356,710	$ 87.88	$87.50 - $90.50

On June 24, 2008, Legacy entered into a NYMEX West Texas Intermediate crude oil derivative collar contract that combines a put option or “floor” with a call option or “ceiling.” The following table summarizes the contract as of June 30, 2010:

		Floor	Ceiling
Calendar Year	Volumes (Bbls)	Price	Price
July - December 2010	36,200	$120.00	$156.30
2011	68,300	$120.00	$156.30
2012	65,100	$120.00	$156.30

    On May 3, 2010, Legacy entered into two separate NYMEX West Texas Intermediate crude oil derivative three-way collar contracts. Each contract combines a long and short put with a short call. The following table summarizes the three-way oil collar contracts as of June 30, 2010:

Calendar Year	Volumes (Bbls)	Short Put	Long Put	Short Call
July 2013 - June 2014	65,700	$60.00	$85.00	$124.00
July 2014 - June 2015	146,000	$60.00	$85.00	$130.05

    As of June 30, 2010, Legacy had the following NYMEX Henry Hub, ANR-OK, CIG and Waha natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
July - December 2010	1,966,989	$ 7.11	$5.33 - $8.88
2011	3,038,316	$ 7.49	$5.74 - $8.70
2012	2,357,990	$ 7.49	$5.72 - $8.70
2013	1,402,754	$ 6.58	$5.78 - $6.89
2014	609,104	$ 6.36	$5.95 - $6.47

As of June 30, 2010, Legacy had the following gas basis swaps in which it receives floating NYMEX prices less a fixed basis differential and pay prices on the floating Waha index, a natural gas hub in West Texas. The prices that Legacy receives for its natural gas sales in the Permian Basin follow Waha more closely than NYMEX:

	Annual	Basis Differential
Calendar Year	Volumes (MMBtu)	per MMBtu
July - December 2010	600,000	($0.57)

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

As the term of Legacy’s interest rate swaps extends through December of 2013, a period that extends beyond the term of the New Credit Agreement, which expires on April 1, 2012, Legacy did not specifically designate these derivative transactions as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments, which amounted to $7.5 million and $(5.4) million for the six months ended June 30, 2010 and 2009, respectively, is recorded in current earnings as an increase/(reduction) of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Interest rate swap settlements	$1,879	$1,916	$3,735	$1,879
Unrealized change in fair value - interest rate swaps	4,270	(6,778)	7,461	(5,412)
Total increase (decrease) to interest expense, net	$6,149	$(4,862)	$11,196	$(3,533)

The table below summarizes the interest rate swap position as of June 30, 2010.

				Estimated
				Fair Market Value
	Fixed	Effective	Maturity	at June 30,
Notional Amount	Rate	Date	Date	2010
(Dollars in thousands)
$29,000	4.090%	10/16/2007	10/16/2013	$(2,566)
$13,000	4.110%	11/16/2007	11/16/2013	(1,175)
$12,000	4.110%	11/28/2007	11/28/2013	(1,075)
$60,000	2.650%	4/1/2008	4/1/2013	(2,340)
$50,000	3.100%	10/10/2008	10/10/2013	(2,799)
$50,000	3.090%	10/10/2008	10/10/2013	(2,782)
$50,000	2.295%	12/18/2008	12/18/2013	(1,393)
Total Fair Market Value of interest rate derivatives				$(14,130)

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

The following table reflects the changes in the ARO during the six months ended June 30, 2010 and year ended December 31, 2009.

	June 30,	December 31,
	2010	2009
	(In thousands)
Asset retirement obligation - beginning of period	$84,917	$80,424

Liabilities incurred with properties acquired	6,779	3,505
Liabilities incurred with properties drilled	-	182
Liabilities settled during the period	(812)	(2,255)
Current period accretion	1,688	3,061
Current period revisions to previous estimates	363	-
Asset retirement obligation - end of period	$92,935	$84,917

(9)  Earnings Per Unit

The following table sets forth the computation of basic and diluted net earnings per unit:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per unit data)

Income (loss) available to unitholders	$39,446	$(56,992)	$49,666	$(53,503)
Weighted average number of units outstanding	40,072	31,069	39,646	31,061
Effect of dilutive securities:
Restricted units	6	-	-	-
Weighted average units and potential units outstanding	40,078	31,069	39,646	31,061
Basic and diluted earnings (loss) per unit	$0.98	$(1.83)	$1.25	$(1.72)

For the three months ended June 30, 2010, 77,666 restricted units were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect. For the six months ended June 30, 2010, 83,703 restricted units were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. For the three and six months ended June 30, 2009, 5,000 restricted units were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

(10)  Unit-Based Compensation

Long-Term Incentive Plan

On March 15, 2006, a Long-Term Incentive Plan (the “LTIP”) for Legacy was put in place and Legacy adopted ASC 718. Legacy adopted the LTIP for its employees, consultants and directors, its affiliates and its general partner. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights. The LTIP permits the grant of awards covering an aggregate of 2,000,000 units. As of June 30, 2010 grants of awards net of forfeitures covering 1,200,964 units had been made, comprised of 751,864 unit options and unit appreciation rights awards, 146,319 restricted unit awards, 246,738 phantom unit awards and 56,043 unit awards. The LTIP is administered by the compensation committee (the “Compensation Committee”) of the board of directors of Legacy’s general partner.

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

Unit Options and Unit Appreciation Rights

During the year ended December 31, 2009, Legacy issued 9,500 UARs to employees which vest ratably over a three-year period and 116,951 UARs to employees which cliff-vest at the end of a three-year period. During the six-month period ended June 30, 2010, Legacy issued 22,000 UARs to employees which vest ratably over a three-year period. UARs granted prior to August 20, 2009 expire five years from the grant date and are exercisable when they vest. Those UARs granted on or after August 20, 2009 expire seven years from the grant date and are exercisable when they vest.

For the six-month periods ended June 30, 2010 and 2009, Legacy recorded $750,673 and $536,649, respectively, of compensation expense due to the change in liability from December 31, 2009 and 2008, respectively, based on its use of the Black-Scholes model to estimate the June 30, 2010 and 2009 fair value of these unit options and UARs (see Note 6). As of June 30, 2010, there was a total of approximately $1.0 million of unrecognized compensation costs related to the unexercised and non-vested portion of these unit options and UARs. At June 30, 2010, this cost was expected to be recognized over a weighted-average period of approximately 1.7 years. Compensation expense is based upon the fair value as of June 30, 2010 and is recognized as a percentage of the service period satisfied. Since Legacy has limited trading history, it has used an estimated volatility factor of approximately 60% based upon the historical trends of a representative group of publicly-traded companies in the energy industry and employed the Black-Scholes model to estimate the June 30, 2010 fair value to be realized as compensation cost based on the percentage of service period satisfied. In the absence of historical data, Legacy has assumed an estimated forfeiture rate of 5%. As required by ASC 718, Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.08 per unit.

A summary of option and UAR activity for the six months ended June 30, 2010 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Units	Price	Term	Value

Outstanding at January 1, 2010	700,829
Granted	22,000	$21.48
Exercised	(224,486)	$17.17
Forfeited	-	$-
Outstanding at June 30, 2010	498,343	$20.25	3.62	$1,486,786

Options and UARs exercisable at June 30, 2010	133,499	$24.03	2.29	$114,561

The following table summarizes the status of Legacy’s non-vested unit options and UARs since January 1, 2010:

	Non-Vested Options and UARs
		Weighted-
	Number of	Average Exercise
	Units	Price
Non-vested at January 1, 2010	389,378	$19.20
Granted	22,000	21.48
Vested - Unexercised	(43,074)	23.49
Vested - Exercised	(3,460)	15.73
Forfeited	-	-
Non-vested at June 30, 2010	364,844	$18.87

Legacy has used a weighted-average risk-free interest rate of 1.2% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at June 30, 2010 whose term is consistent with the expected life of the unit options and UARs. Expected life represents the period of time that options and UARs are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Six Months Ended
June 30,
2010
Expected life (years)	3.62
Annual interest rate	1.2%
Annual distribution rate per unit	$2.08
Volatility	60%

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

On January 29, 2009, Legacy granted 4,500 phantom units to six employees which vest ratably over a three-year period, beginning at the date of grant. On May 31, 2010, Legacy granted 10,000 phantom units to an employee which vest ratably over a five-year period, beginning at the date of grant. On June 7, 2010, Legacy granted 15,000 phantom units to an employee which vest ratably over a five-year period, beginning at the date of grant. In conjunction with these grants, the employees are entitled to distribution equivalent rights (“DERs”) for unvested units held at the date of dividend payment.

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

On September 21, 2009, the board of directors of Legacy’s general partner, upon recommendation from the Compensation Committee, implemented changes to the equity-based incentive compensation policy applicable to the five executive officers of Legacy. The new compensation policy replaced the compensation policy implemented on August 17, 2007. Un-vested phantom unit awards previously granted under the prior compensation policy remain outstanding. In addition to cash bonus awards, under the new compensation plan, the executives are eligible for both subjective and objective grants of phantom units. The subjective, or service-based, grants may be awarded up to a maximum percentage of annual salary ranging from 40% to 100% as determined by the Compensation Committee. Once granted, these phantom units vest ratably over a three-year period. The objective, or performance-based, grants may be awarded up to a maximum percentage of annual salary ranging from 60% to 150%, as determined by the Compensation Committee. However, the amount to vest each year for the three-year vesting period will be determined on each vesting date based on a three-step process, with the first two steps each comprising 50% of the total vesting amount while the third step is the sum of the first two steps. The first step in the process will be a function of Total Unitholder Return (“TUR”) for the Partnership and the ordinal rank of the Legacy TUR among a peer group of upstream master limited partnerships, as determined by the Compensation Committee at the beginning of each year. The percentage of the 50% performance-based award to vest under this step is determined within a matrix which ranges from 0% to 100% and will increase from 0% to 100% as each of the Legacy TUR and the ordinal rank of the Legacy TUR among the peer group increase. The applicable Legacy TUR range is from less than 8% (where no vesting will occur) to more than 20% (where 100% of the amount available under this step is subject to vesting, dependent upon the Legacy TUR rank among the peer group). In the second step, the Legacy TUR will be compared to the TUR of a group of master limited partnerships included in the Alerian MLP Index. The percentage of the 50% of the performance-based award to vest under this step is determined within a matrix which ranges from 0% to 100% and will increase from 0% to 100% as the Legacy TUR and the percentile rank of the Legacy TUR among the Alerian MLP Index increases. The applicable Legacy TUR range is from less than 8% (where no vesting will occur) to more than 20% (where 100% of the amount available under this step is subject to vesting, dependent upon the Legacy TUR rank among the Alerian MLP Index). The third step is the addition of the above two steps to determine the total performance-based awards to vest. Performance based phantom units subject to vesting which do not vest in a given year will be forfeited. With respect to both the subjective and objective units awarded under this compensation policy, DERs will accumulate and accrue based on the total number of actual amounts vested and will be payable at the date of vesting.

On February 18, 2010, the Compensation Committee approved the award of 44,869 subjective, or service-based, phantom units and 71,619 objective, or performance based, phantom units to Legacy’s five executive officers.

Compensation expense related to the phantom units and associated DERs was $822,272 and $306,695 for the six months ended June 30, 2010 and 2009, respectively.

On March 15, 2006, Legacy issued an aggregate of 52,616 restricted units to two employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. On May 5, 2006, Legacy issued 12,500 restricted units to an employee. The restricted units awarded vest ratably over a five-year period, beginning on March 31, 2007. On April 1, 2010, Legacy issued an aggregate of 81,203 restricted units to nine employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. Compensation expense related to restricted units was $178,919 and $81,710 for the six months ended June, 30, 2010 and 2009, respectively. As of June 30, 2010, there was a total of $1.8 million of unrecognized compensation expense related to the non-vested portion of these restricted units. At June 30, 2010, this cost was expected to be recognized over a weighted-average period of 2.7 years. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at June 30, 2010, do not include 83,703 units related to unvested restricted unit awards.

On August 20, 2009, Legacy granted and issued 3,227 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $16.07 at the time of issuance. On May 24, 2010, Legacy granted and issued 2,215 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $20.38 at the time of issuance.

 (11)  Equity Offering

On January 15, 2010, Legacy completed a public offering of 4,887,500 units representing limited partner interests. Legacy received $19.56 per unit, net of underwriting discount, for net proceeds after offering expenses of approximately $95.4 million.

 (12)  Subsequent Events

On July 21, 2010, Legacy’s board of directors approved a distribution of $0.52 per unit payable on August 13, 2010 to unitholders of record on August 2, 2010.

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

The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and our expectations may not be realized or the forward-looking events and circumstances may not occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Legacy’s Annual Report on Form 10-K for the year ended December 31, 2009 and this Quarterly Report on Form 10-Q in Item 1A under “Risk Factors.” The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per unit data)
Revenues:
Oil sales	$41,631	$24,604	$79,378	$41,069
Natural gas liquid sales	3,432	2,478	7,182	4,547
Natural gas sales	6,569	4,773	14,738	9,298
Total revenue	$51,632	$31,855	$101,298	$54,914

Expenses:
Oil and natural gas production	$15,968	$10,671	$30,124	$21,209
Ad valorem taxes	$1,824	$797	$2,738	$2,262
Total oil and natural gas production	$17,792	$11,468	$32,862	$23,471
Production and other taxes	$2,954	$1,887	$5,873	$3,240
General and administrative	$4,047	$3,900	$8,808	$7,268
Depletion, depreciation, amortization and accretion	$16,067	$13,549	$29,181	$30,170

Realized swap settlements
Realized gain on oil derivatives	$1,284	$12,683	$4,191	$27,595
Realized gain (loss) on natural gas liquid derivatives	$-	$202	$(39)	$672
Realized gain on natural gas derivatives	$2,899	$3,770	$4,819	$7,367

Production:
Oil - MBbls	580	441	1,084	901
Natural gas liquids - Mgals	3,253	3,843	6,710	7,232
Natural gas - MMcf	1,249	1,259	2,466	2,508
Total (MBoe)	866	742	1,655	1,491
Average daily production (Boe/d)	9,516	8,154	9,144	8,238

Average sales price per unit (excluding derivatives):
Oil price per barrel	$71.78	$55.79	$73.23	$45.58
Natural gas liquid price per gallon	$1.06	$0.64	$1.07	$0.63
Natural gas price per Mcf	$5.26	$3.79	$5.98	$3.71
Combined (per Boe)	$59.62	$42.93	$61.21	$36.83

Average sales price per unit (including realized derivative gains/losses):
Oil price per barrel	$73.99	$84.55	$77.09	$76.21
Natural gas liquid price per gallon	$1.06	$0.70	$1.06	$0.72
Natural gas price per Mcf	$7.58	$6.79	$7.93	$6.64
Combined (per Boe)	$64.45	$65.38	$66.63	$60.73

NYMEX oil index prices per barrel:
Beginning of Period	$79.36	$49.66	$79.36	$44.60
End of Period	$83.76	$69.89	$75.63	$69.89

NYMEX gas index prices per Mcf:
Beginning of Period	$5.57	$3.78	$5.57	$5.62
End of Period	$3.87	$3.84	$4.62	$3.84

Average unit costs per Boe:
Oil and natural gas production	$18.44	$14.38	$18.20	$14.22
Ad valorem taxes	$2.11	$1.07	$1.65	$1.52
Production and other taxes	$3.41	$2.54	$3.55	$2.17
General and administrative	$4.67	$5.26	$5.32	$4.87
Depletion, depreciation, amortization and accretion	$18.55	$18.26	$17.63	$20.23

Results of Operations

Three-Month Period Ended June 30, 2010 Compared to Three-Month Period Ended June 30, 2009

Legacy’s revenues from the sale of oil were $41.6 million and $24.6 million for the three-month periods ended June 30, 2010 and 2009, respectively. Legacy’s revenues from the sale of NGLs were $3.4 million and $2.5 million for the three-month periods ended June 30, 2010 and 2009, respectively. Legacy’s revenues from the sale of natural gas were $6.6 million and $4.8 million for the three-month periods ended June 30, 2010 and 2009, respectively. The $17.0 million increase in oil revenues reflects the increase in average realized price of $15.99 per Bbl (29%) as well as an increase in oil production of 139 MBbls (32%) due primarily to Legacy’s purchase of the oil and natural gas properties in the Wyoming Acquisition. The $0.9 million increase in proceeds from NGL sales reflects the increase in realized NGL price of $0.42 per gallon (66%) partially offset by a decrease in NGL production of approximately 590 MGals (15%) due primarily to significant shut-ins of third party processing plants. As our NGL sales are dependent on the availability of processing capacity, lengthy downtimes from third-party plant operators can have a significant adverse impact on our operations. The $1.8 million increase in natural gas revenues reflects the increase in average realized price per Mcf of $1.47 per Mcf (39%) partially offset by a decrease in natural gas production of approximately 10 MMcf (1%) due primarily to pipeline shut-ins from our gas purchaser in the Texas Panhandle.

For the three-month period ended June 30, 2010, Legacy recorded $38.3 million of net gains on oil and natural gas derivatives comprised of realized gains of $4.2 million from net cash settlements of oil and natural gas derivative contracts and a net unrealized gain of $34.1 million. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods. Legacy had unrealized net gains from oil derivatives because the price of oil decreased during the three-month period ended June 30, 2010. As a point of reference, the NYMEX price for light sweet crude oil for the near-month close decreased from $83.76 per Bbl at March 31, 2010 to $75.63 per Bbl at June 30, 2010, a price which is less than the average contract prices of Legacy’s outstanding oil derivative contracts. Due to this decrease in oil prices during the quarter, the differential between Legacy’s fixed price oil derivatives and NYMEX increased, resulting in unrealized net gains for the quarter. Legacy had unrealized net losses from natural gas derivatives because the NYMEX natural gas prices increased during the three-month period ended June 30, 2010. As a point of reference, the NYMEX price for natural gas for the near-month close increased from $3.87 per MMBtu at March 31, 2010 to $4.62 per MMBtu at June 30, 2010. Although the NYMEX June 30 price was still less than the average contract prices of Legacy’s outstanding natural gas swap contracts, the increase in the NYMEX natural gas price during the quarter resulted in a decreased differential between Legacy’s outstanding natural gas derivatives and NYMEX prices. Accordingly, the net asset attributable to unrealized net gains from Legacy’s outstanding natural gas swap contracts was reduced, resulting in an unrealized net loss from natural gas derivatives for the quarter. For the three-month period ended June 30, 2009, Legacy recorded $59.2 million of net losses on oil, NGL and natural gas derivatives, comprised of realized gains of $16.6 million from net cash settlements of oil, NGL and natural gas swap contracts and net unrealized losses of $75.8 million on oil, NGL and natural gas swap contracts.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $16.0 million ($18.44 per Boe) for the three-month period ended June 30, 2010, from $10.7 million ($14.38 per Boe) for the three-month period ended June 30, 2009. Production expenses increased primarily due to industry-wide cost increases, particularly those directly related to higher commodity prices, such as the cost of electricity, which powers artificial lift equipment and pumps involved in the production of oil. In addition, oil and natural gas production expenses increased approximately $3.0 million due to expenses related to the Wyoming Acquisition, which closed on February 17, 2010. The properties acquired in the Wyoming Acquisition have historically experienced a higher production expense per Boe than the oil and gas properties we own in the Permian Basin and Texas Panhandle. In addition, the Wyoming expenses described above include approximately $0.7 million in workovers, as well as other maintenance-related production expenses, that were necessary to improve or re-establish production in several underperforming and offline wells. Legacy’s ad valorem expense increased to $1.8 million ($2.11 per Boe) for the three-month period ended June 30, 2010, from $0.8 million ($1.07 per Boe) for the three-month period ended June 30, 2009 primarily due to an adjustment related to a revision in estimates recorded in the three-months ended June 30, 2009, which resulted in a lower than normal expense realization.

Legacy’s production and other taxes were $3.0 million and $1.9 million for the three-month periods ended June 30, 2010 and 2009, respectively. Production and other taxes increased primarily because of the increase in realized prices. As production and other taxes are a function of price and volume, the increase is consistent with the increase in realized prices.

Legacy’s general and administrative expenses were $4.0 million and $3.9 million for the three-month periods ended June 30, 2010 and 2009, respectively.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $16.1 million and $13.5 million for the three-month periods ended June 30, 2010 and 2009, respectively. DD&A increased primarily because of the increased cost basis from recent acquisitions as the DD&A expense per Boe of $18.55 for the three-month period ended June 30, 2010 is relatively unchanged from the DD&A expense per Boe of $18.26 for the three-month period ended June 30, 2009.

Impairment expense was $0.5 million for both the three-month periods ended June 30, 2010 and 2009, respectively. In the three-month period ended June 30, 2010, Legacy recognized impairment expense on 11 separate producing fields, due primarily to the decrease in oil prices and increased lifting costs during the three months ended June 30, 2010, which decreased the expected future net revenue below the carrying value of the assets. Impairment expense for the period ended June 30, 2009, was related to two separate producing fields due primarily to lower natural gas prices and, in the case of one field, performance.

Legacy recorded interest expense of $9.0 million and interest income of $1.8 million for the three-month periods ended June 30, 2010 and 2009, respectively. Interest expense increased approximately $10.8 million as Legacy recorded $6.1 million of interest expense related to the interest rate swap mark-to-market adjustment and related swap settlements for the three-month period ended June 30, 2010 compared to interest income of $4.9 million due to the interest rate swap mark-to-market adjustment for the three-month period ended June 30, 2009. This increase was partially offset by a decrease in interest expense related to our outstanding debt on our revolving credit facility due to lower average outstanding debt balances during the three months ended June 30, 2010 compared to June 30, 2009 primarily related to our equity offerings in September 2009 and January 2010, the proceeds of which were used to reduce our debt balance prior to the Wyoming Acquisition.

Six-Month Period Ended June 30, 2010 Compared to Six-Month Period Ended June 30, 2009

Legacy’s revenues from the sale of oil were $79.4 million and $41.1 million for the six-month periods ended June 30, 2010 and 2009, respectively. Legacy’s revenues from the sale of NGLs were $7.2 million and $4.5 million for the six-month periods ended June 30, 2010 and 2009, respectively. Legacy’s revenues from the sale of natural gas were $14.7 million and $9.3 million for the six-month periods ended June 30, 2010 and 2009, respectively. The $38.3 million increase in oil revenues reflects the increase in average realized price of $27.65 per Bbl (61%) as well as an increase in oil production of 183 MBbls (20%) due primarily to Legacy’s purchase of the oil and natural gas properties in the Wyoming Acquisition. The $2.7 million increase in proceeds from NGL sales reflects the increase in realized NGL price of $0.44 per gallon (70%) partially offset by a decrease in NGL production of approximately 522 MGals (7%) due primarily to significant shut-ins of third party processing plants. As our NGL sales are dependent on the availability of processing capacity, lengthy downtimes from third-party plant operators can have a significant adverse impact on our operations. The $5.4 million increase in natural gas revenues reflects the increase in average realized price per Mcf of $2.27 per Mcf (61%) partially offset by a decrease in natural gas production of approximately 42 MMcf (2%) due primarily to pipeline shut-ins from our gas purchaser in the Texas Panhandle.

For the six-month period ended June 30, 2010, Legacy recorded $50.2 million of net gains on oil and natural gas derivatives comprised of realized gains of $9.0 million from net cash settlements of oil, NGL and natural gas derivative contracts and a net unrealized gain of $41.2 million. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods. Legacy had unrealized net gains from oil derivatives because the price of oil decreased during the six-month period ended June 30, 2010. As a point of reference, the NYMEX price for light sweet crude oil for the near-month close decreased from $79.36 per Bbl at December 31, 2009 to $75.63 per Bbl at June 30, 2010, a price which is less than the average contract prices of Legacy’s outstanding oil derivative contracts. Due to this decrease in oil prices during the six months ended June 30, 2010, the differential between Legacy’s fixed price oil derivatives and NYMEX increased, resulting in net unrealized gains for the six-months ended June 30, 2010. Legacy had unrealized net gains from natural gas derivatives because the NYMEX natural gas prices decreased during the six-month period ended June 30, 2010. As a point of reference, the NYMEX price for natural gas for the near-month close decreased from $5.57 per MMBtu at December 31, 2009 to $4.62 per MMBtu at June 30, 2010, a price which is less than the average contract prices of Legacy’s outstanding natural gas swap contracts. Due to this decrease in natural gas prices, the differential between Legacy’s natural gas derivatives and NYMEX increased, resulting in net unrealized gains for the six-month period ended June 30, 2010. For the six-month period ended June 30, 2009, Legacy recorded $39.7 million of net losses on oil, NGL and natural gas derivatives comprised of realized gains of $35.6 million from net cash settlements of oil, NGL and natural gas swap contracts and a net unrealized loss of $75.3 million on oil, NGL and natural gas swap contracts.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $30.1 million ($18.20 per Boe) for the six-month period ended June 30, 2010, from $21.2 million ($14.22 per Boe) for the six-month period ended June 30, 2009. Production expenses increased primarily due to industry-wide cost increases, particularly those directly related to higher commodity prices, such as the cost of electricity, which powers artificial lift equipment and pumps involved in the production of oil. In addition, oil and natural gas production expenses increased approximately $4.4 million due to expenses related to the Wyoming Acquisition, which closed on February 17, 2010. The properties acquired in the Wyoming Acquisition have historically experienced a higher production expense per Boe than the oil and gas properties we own in the Permian Basin and Texas Panhandle. In addition, the Wyoming expenses described above include approximately $0.7 million in workovers, as well as other maintenance-related production expenses, that were necessary to improve or re-establish production in several underperforming and offline wells. Legacy’s ad valorem expense increased to $2.7 million ($1.65 per Boe) for the six-month period ended June 30, 2010, from $2.3 million ($1.52 per Boe) for the six-month period ended June 30, 2009 primarily due to ad valorem taxes related to the Wyoming Acquisition.

Legacy’s production and other taxes were $5.9 million and $3.2 million for the six-month periods ended June 30, 2010 and 2009, respectively. Production and other taxes increased primarily because of the increase in realized prices. As production and other taxes are a function of price and volume, the increase is consistent with the increase in realized prices.

Legacy’s general and administrative expenses were $8.8 million and $7.3 million for the six-month periods ended June 30, 2010 and 2009, respectively. General and administrative expenses increased approximately $1.5 million between the six-month periods ended June 30, 2010 and 2009 primarily due to increases in non-cash LTIP expenses of $1.4 million due to increased grant amounts and rising unit prices. As the LTIP is tied to our unit performance, rising unit prices result in an increase in LTIP expenses whereas our unit prices decreased during the six-month period ended June 30, 2009, resulting in lower expenses during that period.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $29.2 million and $30.2 million for the six-month periods ended June 30, 2010 and 2009, respectively. DD&A decreased primarily because of increased proved reserves due in part to increased commodity prices during the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009. The effect of the increased proved reserves, which provided a larger denominator in Legacy’s depletion calculation, was partially offset by the increased cost basis of oil and natural gas properties acquired in recent acquisitions.

Impairment expense was $8.4 million and $1.6 million for the six-month periods ended June 30, 2010 and 2009, respectively. In the six-month period ended June 30, 2010, Legacy recognized impairment expense on 54 separate producing fields, due primarily to the decrease in oil and natural prices and increased lifting costs during the period, which decreased the expected future net revenue below the carrying value of the assets. Impairment expense for the period ended June 30, 2009, was related to six separate producing fields that experienced a decline in expected future net revenue due primarily to lower natural gas prices and, in the case of one field, performance.

Legacy recorded interest expense of $16.3 million and $2.5 million for the six-month periods ended June 30, 2010 and 2009, respectively. Interest expense increased approximately $13.8 million as Legacy recorded $11.2 million of interest expense related to the interest rate swap mark-to-market adjustment and related swap settlements for the six-month period ended June 30, 2010 compared to interest income of $3.5 million due to the interest rate swap mark-to-market adjustment for the six-month period ended June 30, 2009. This increase was partially offset by a decrease in interest expense related to our outstanding debt on our revolving credit facility due to lower average outstanding debt balances during the six months ended June 30, 2010 compared to June 30, 2009 primarily related to our equity offering in September 2009 and January 2010, the proceeds of which were used to reduce our debt balance prior to the Wyoming Acquisition.

Non-GAAP Financial Measures

For the three months ended June 30, 2010 and 2009, respectively, Adjusted EBITDA increased 0.6% to $32.3 million from $32.1 million primarily due to increased revenues from our oil, NGL and natural gas sales in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, partially offset by higher production expenses. These increased revenues more than offset the decreased realized commodity derivative settlements of approximately $12.5 million from $16.7 million to $4.2 million for the three months ended June 30, 2009 and 2010, respectively. For the three months ended June 30, 2010 and 2009, respectively, Distributable Cash Flow decreased 6% to $23.3 million from $24.7 million due to increased development capital expenditures.

For the six months ended June 30, 2010 and 2009, respectively, Adjusted EBITDA increased 14% to $64.9 million from $56.8 million primarily due to increased revenues from our oil, NGL and natural gas sales in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, partially offset by higher production expenses. These increased revenues more than offset the decreased realized commodity derivative settlements of approximately $26.6 million from $35.6 million to $9.0 million for the six months ended June 30, 2009 and 2010, respectively. For the six months ended June 30, 2010 and 2009, respectively, Distributable Cash Flow increased 15% to $45.3 million from $39.6 million due to higher Adjusted EBITDA and lower cash interest expense, which more than offset higher development capital expenditures.

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

The following table presents a reconciliation of Legacy’s consolidated net income (loss) to Adjusted EBITDA and Distributable Cash Flow for the three and six months ended June 30, 2010 and 2009, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net income (loss)	$39,446	$(56,992)	$49,666	$(53,503)
Plus:
Interest expense	9,004	(1,761)	16,338	2,498
Income taxes	453	160	626	270
Depletion, depreciation, amortization and accretion	16,067	13,549	29,181	30,170
Impairment of long-lived assets	471	452	8,387	1,608
Gain on disposal of assets	-	-	-	(60)
Equity in (income) loss of partnership	(25)	-	(48)	3
Unit-based compensation expense	955	817	1,977	536
Unrealized (gain) loss on oil and natural gas derivatives	(34,115)	75,827	(41,187)	75,300
Adjusted EBITDA	$32,256	$32,052	$64,940	$56,822

Less:
Cash interest expense	3,738	4,655	7,441	9,610
Cash settlements of LTIP unit awards	208	59	1,910	235
Development capital expenditures	5,060	2,647	10,262	7,416
Distributable Cash Flow	$23,250	$24,691	$45,327	$39,561

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

We continually monitor the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in maintaining and growing reserves and production will be highly dependent on capital resources available to us and our success in acquiring and developing additional reserves. If we were to make significant additional acquisitions for cash, we would need to borrow additional amounts under our credit facility, if available, or obtain additional debt or equity financing. Further, our credit facility imposes certain restrictions on our ability to obtain additional debt financing. Our commodity derivatives position, which we use to mitigate commodity price volatility and support our borrowing capacity, contributed $9.0 million and $35.6 million of cash settlements during the six months ended June 30, 2010 and 2009, respectively. Based upon current oil and natural gas price expectations for the year ending December 31, 2010, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our credit facility will provide us sufficient working capital to meet our currently planned capital expenditures and future cash distributions at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt, and any other factors the board of directors of our general partner may consider.

The amounts available for borrowing under our credit facility are subject to a borrowing base, which is currently set at $410 million. As of August 5, 2010, we had $129.9 million available for borrowing under our credit facility. Based on their commodity price expectations, our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled for October 2010. Please read “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

Legacy’s net cash provided by operating activities was $53.8 million and $0.9 million for the six-month periods ended June 30, 2010 and 2009, respectively, with the 2010 period being favorably impacted by higher commodity prices, as the net cash amount for 2010 and 2009 does not include cash settlements received of $9.0 million and $35.6 million, respectively, from our commodity derivative transactions.

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

Investing Activities

Legacy’s cash capital expenditures were $160.9 million for the six-month period ended June 30, 2010. The total includes $150.6 million for the acquisition of oil and natural gas properties in the Wyoming Acquisition and 11 individually immaterial acquisitions and $10.3 million of development projects. Legacy’s cash capital expenditures were $7.7 million for the six-month period ended June 30, 2009. The total includes $7.4 million of development projects and $0.3 million in purchase price adjustments on previous acquisitions.

Our capital expenditure budget, which predominantly consists of drilling, recompletion and re-fracture stimulation projects, is currently $31 million for the year ending December 31, 2010. Our remaining borrowing capacity under our revolving credit facility is $129.9 million as of August 5, 2010. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner. Based upon current oil and natural gas price expectations for the year ending December 31, 2010, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our planned capital expenditures of $31 million. Future cash distributions will be at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt and any other factors the board of directors of our general partner may consider. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil, NGL and natural gas derivative transactions to reduce the impact of oil, NGL and natural gas price volatility on our operations. Currently, we use derivatives to offset price volatility on NYMEX oil and natural gas prices, which do not include the additional net discount that we typically experience in the Permian Basin. For the six-month period ended June 30, 2010 and 2009 we had cash settlements of $9.0 million and $35.6 million, respectively, related to our commodity derivative settlements. At June 30, 2010, we had in place oil and natural gas derivatives covering significant portions of our estimated 2010 through 2014 oil, NGL and natural gas production. As of August 5, 2010, we have derivative contracts covering approximately 76% of our remaining expected oil, natural gas liquid and natural gas production for 2010. As of August 5, 2010, we also have derivative contracts covering approximately 42% of our currently expected oil and natural gas production for 2011 through 2014 from existing estimated total proved reserves.

By reducing the cash flow effects of price volatility from a significant portion of our oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow from operations for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. In addition, these counterparties are members of our revolving credit facility, which allows us to avoid margin calls. However, due to the recent disruptions in the financial markets, we cannot be assured that all of our counterparties will meet their obligations under our derivative contracts. Due to this uncertainty, we routinely monitor the creditworthiness of our counterparties.

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of August 5, 2010, through December 31, 2014. We use derivatives as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are settled based upon the monthly average closing price of the front-month NYMEX WTI oil contract price of oil at Cushing, Oklahoma, and NYMEX Henry Hub, West Texas Waha, Rocky Mountain CIG and ANR-Oklahoma prices of natural gas on the average of the three final trading days of the month and settlement occurs on the fifth day of the production month.

		Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
July - December 2010	1,002,218	$ 82.22	$60.15 - $140.00
2011	1,625,812	$ 86.99	$67.33 - $140.00
2012	1,324,466	$ 82.01	$67.72 - $109.20
2013	881,445	$ 83.62	$80.10 - $89.35
2014	356,710	$ 87.88	$87.50 - $90.50

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
July - December 2010	1,966,989	$ 7.11	$5.33 - $8.88
2011	3,038,316	$ 7.49	$5.74 - $8.70
2012	2,357,990	$ 7.49	$5.72 - $8.70
2013	1,402,754	$ 6.58	$5.78 - $6.89
2014	609,104	$ 6.36	$5.95 - $6.47

In July 2006, we entered into natural gas basis derivatives to receive floating NYMEX natural gas prices less a fixed basis differential and pay prices based on the floating Waha index, a natural gas hub in West Texas. The prices that we receive for our natural gas sales follow Waha more closely than NYMEX. The basis derivatives thereby provide a better match between our natural gas sales and the settlement payments on our natural gas derivatives. The following table summarizes, for the periods indicated, our NYMEX-Waha basis derivatives currently in place as of August 5, 2010, through December 31, 2010:

	Annual	Basis Differential
Calendar Year	Volumes (MMBtu)	per MMBtu
July - December 2010	600,000	($0.57)

On June 24, 2008, we entered into a NYMEX West Texas Intermediate crude oil derivative collar contract that combines a put option or “floor” with a call option or “ceiling.” The following table summarizes the oil collar contract currently in place as of August 5, 2010, through December 31, 2012:

		Floor	Ceiling
Calendar Year	Volumes (Bbls)	Price	Price
July - December 2010	36,200	$120.00	$156.30
2011	68,300	$120.00	$156.30
2012	65,100	$120.00	$156.30

On May 3, 2010, we entered into two separate NYMEX West Texas Intermediate crude oil derivative three-way collar contracts. Each contract combines a long and short put with a short call. The use of the long put combined with the short put allows us to purchase a short call at a higher price thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside coverage to the difference between the long put and the short put if the price of NYMEX West Texas Intermediate crude oil drops below the price of the short put. The following table summarizes the three-way oil collar contracts currently in place as of August 5, 2010, through June 30, 2015:

Calendar Year	Volumes (Bbls)	Short Put	Long Put	Short Call
July 2013 - June 2014	65,700	$60.00	$85.00	$124.00
July 2014 - June 2015	146,000	$60.00	$85.00	$130.05

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

As of June 30, 2010, Legacy was in compliance with all financial and other covenants of the credit facility.

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

Effect if Different Assumptions Used:  Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the six-month period ended June 30, 2010 by approximately 10%.

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

Nature of Critical Estimate Item:  Derivative Instruments and Hedging Activities — We periodically use derivative financial instruments to achieve a more predictable cash flow from our oil, NGL and natural gas production and interest expense by reducing our exposure to price fluctuations and interest rate changes. Currently, these transactions are swaps and collars whereby we exchange our floating price for our oil, NGL and natural gas for a fixed price and floating interest rates for a fixed rate with qualified and creditworthy counterparties (currently BNP Paribas, Bank of America Merrill Lynch, KeyBank, Wells Fargo, BBVA Compass Bank, Royal Bank of Canada and The Bank of Nova Scotia). Our existing oil, NGL, natural gas derivatives and interest rate swaps and oil collars are with members of our lending group which enables us to avoid margin calls for out-of-the-money mark-to-market positions.

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

As of June 30, 2010, the fair market value of Legacy’s commodity derivative positions was a net asset of $48.1 million based on NYMEX near month prices of $75.63 per Bbl and $4.62 per MMBtu for oil and natural gas, respectively. As of December 31, 2009, the fair market value of Legacy’s commodity derivative positions was a net asset of $6.9 million based on NYMEX near month prices of $79.36 per Bbl and $5.57 per MMBtu for oil and natural gas, respectively. The futures market prices of oil and natural gas decreased from December 31, 2009 to June 30, 2010 across the 2010-2014 time frame over which our commodity derivatives are in place. Due to our asset position on commodity derivatives we routinely monitor the credit default risk of our counterparties via risk monitoring services. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives for 2010 through December 31, 2014, please read “— Investing Activities.”

Interest Rate Risks

At June 30, 2010, Legacy had debt outstanding of $280 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for the six-month period ended June 30, 2010 was 3.4%. A 1% increase in LIBOR on Legacy’s outstanding debt as of June 30, 2010 would result in an estimated $0.16 million increase in annual interest expense as Legacy has entered into interest rate swaps to mitigate the volatility of interest rates through December of 2013 on $264 million of floating rate debt to a weighted-average fixed rate of 3.05%.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Derivatives regulation included in current financial reform legislation could impede our ability to manage business and financial risks by restricting our use of derivative instruments as hedges against fluctuating commodity prices.

    The July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) provides for new statutory and regulatory requirements for derivative transactions, including oil and gas hedging transactions. Certain transactions will be required to be cleared on exchanges and cash collateral will have to be posted. The Act provides for a potential exemption from these clearing and cash collateral requirements for commercial end-users and it includes a number of defined terms that will be used in determining how this exemption applies to particular derivative transactions and the parties to those transactions. Since the Act mandates the Commodities Futures and Trading Commission (the “CFTC”) to promulgate rules to define these terms, we do not know the definitions the CFTC will actually adopt or how these definitions will apply to us.

    Depending on the rules and definitions ultimately adopted by the CFTC, we might in the future be required to post cash collateral for our commodities derivative transactions. Posting of cash collateral could cause liquidity issues for us by reducing our ability to use our cash for capital expenditures or other partnership purposes.  A requirement to post cash collateral could therefore reduce our ability to execute strategic hedges to reduce commodity price uncertainty and thus protect cash flows. We are at risk unless and until the CFTC adopts rules and definitions that confirm that companies such as us are not required to post cash collateral for our derivative hedging contracts.  In addition, even if we are not required to post cash collateral for our derivative contracts, the banks and other derivatives dealers who are our contractual counterparties will be required to comply with the Act’s new requirements, and the costs of their compliance will likely be passed on to customers, including us, thus decreasing the benefits to us of hedging transactions and reducing the profitability of our cash flows.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

    Congress is currently considering legislation to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing is an important and commonly used process in the completion of unconventional natural gas wells in shale formations, as well as tight conventional formations including many of those that Legacy completes and produces. This process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of these bills have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, these bills, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

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

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

August 6, 2010	By:	/s/ Steven H. Pruett
Steven H. Pruett
President, Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)