Form 10-K
period 2010-12-31
LEGACY RESERVES LP
filed 2011-03-04
CIK 1358831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-33249
__________________

Legacy Reserves LP
(Exact name of registrant as specified in its charter)
__________________

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
None.
______________

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑     No  ☐

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
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑

     The aggregate market value of units held by non-affiliates of the registrant was approximately $667.4 million on June 30, 2010, based on $22.52 per unit, the last reported sales price of the units on the NASDAQ Global Select Market on such date.

     43,612,479 units representing limited partner interests in the registrant were outstanding as of March 3, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the definitive proxy statement for the registrant’s 2011 annual meeting of unitholders are incorporated by reference into Part III of this annual report on Form 10-K.

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

     Our oil and natural gas production and reserve data as of December 31, 2010 are as follows:
  we had proved reserves of approximately 52.8 MMBoe, of which 74% were oil and natural gas liquids (“NGLs”) and 86% were classified as proved developed producing, 2% were proved developed non-producing, and 12% were proved undeveloped;

  our proved reserves had a standardized measure of $774.8 million; and

  our proved reserves to production ratio was approximately 14.0 years based on the average daily net production of 10,337 Boe/d (approximately 70% operated) for the three months ended December 31, 2010.
     We have grown primarily through two activities: the acquisition of producing oil and natural gas properties and the development of properties in established producing trends. From 2007 through 2010, we completed 65 acquisitions of oil and natural gas properties for a total of approximately $705 million, excluding $49.2 million of non-cash asset retirement obligations. These acquisitions of primarily long-lived, oil-weighted assets, along with our ongoing development activities and operational improvements, have allowed us to achieve significant operational and financial growth during this time period.

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
Operating Regions

     Permian Basin. The Permian Basin, one of the largest and most prolific oil and natural gas producing basins in the United States, was discovered in 1921 and extends over 100,000 square miles in West Texas and southeast New Mexico. It is characterized by oil and natural gas fields with long production histories and multiple producing formations. The majority of our producing wells in the Permian Basin are mature oil wells that also produce high-Btu casing head gas with significant NGL content. This region also contains the vast majority of our development inventory, both in terms of proved drilling locations (87% of our proved undeveloped reserves) as well as unproved drilling locations. Our $45 million capital expenditures budget for 2011 is largely focused on the Permian Basin, including our continuous, one-rig drilling program that is focused on our proved and unproved Wolfberry drilling locations. The Permian Basin was our only core operating region until we expanded in April 2007 and remains our largest operating region. As discussed subsequently under “Acquisition Activities,” we recently added to our Permian Basin asset base with a $100.8 million acquisition that closed in December 2010.

     Mid-Continent. Our properties in the Mid-Continent region are primarily in the Texas Panhandle and Oklahoma. The vast majority of these properties were acquired through several transactions from April 2007 through October 2008. Our Texas Panhandle wells produce mostly out of the shallow Granite Wash, Brown Dolomite and Red Cave formations. Our operated properties in the Texas Panhandle are mostly mature oil wells that also produce high-Btu casing head gas with significant NGL content, while our non-operated properties are mostly mature, low pressure natural gas wells with high NGL content. Our Texas Panhandle fields contain proved reserves of 7.2 MMBoe (71% liquids), which are approximately 62% of our proved reserves in the Mid-Continent region. Our most notable field in Oklahoma is the East Binger field in Caddo County, Oklahoma. The East Binger Unit, the majority property in the field, is an active miscible nitrogen injection (tertiary recovery) project. This field contains 3.3 MMBoe of proved reserves (82% liquids), which are almost 30% of our proved reserves in the Mid-Continent region. Our remaining properties in the Mid-Continent region are located in multiple counties in Oklahoma, Texas, Kansas and Arkansas.

     Rocky Mountain. Almost all of our properties in the Rocky Mountain region are in Wyoming. As discussed subsequently under “Acquisition Activities,” this area became a core operating region for us after we completed a $125.5 million acquisition in the Big Horn and Wind River Basins in February 2010, which we complemented with three much smaller, bolt-on acquisitions during 2010. This region is operated by a team of experienced professionals out of our Cody, Wyoming office. The properties in this region are largely mature oil wells with a natural water drive that produce primarily from the Tensleep, Minnelusa, Phosphoria and Embar formations.

     Our proved reserves by area are as follows:

Proved Reserves by Operating Region as of December 31, 2010
		Natural
		Gas		NGLs	Total
Operating Regions	Oil (MBoe)	(MMcf)		(MBoe)	(MBoe)	% Liquids	% PDP	% Total
Permian Basin	23,853	59,183	(a)	439	34,156	71.1%	82.0%	64.6%
Mid-Continent	3,661	20,778		4,416	11,540	70.0%	97.2%	21.9%
Rocky Mountain	6,562	2,072		15	6,922	95.0%	84.6%	13.1%
Other	76	703		31	224	47.8%	100.0%	0.4%
Total	34,152	82,736		4,901	52,842	73.9%	85.8%	100.0%
____________________

(a)	Most of our purchasers of natural gas in the Permian Basin compensate us for the NGL content in our natural gas volumes but do not separately account for such volumes. As such, we are not allowed to report any of such natural gas volumes as NGLs, nor are we permitted to report any such proved reserves as NGLs. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin are substantially higher than NYMEX Henry Hub natural gas prices due to NGL content.

Acquisition Activities

     During the year ended December 31, 2010, we completed 27 acquisitions of oil and natural gas properties with an aggregate purchase price of approximately $281.9 million, excluding $17.6 million of non-cash asset retirement obligations. Based on reserve data prepared internally at the time of these acquisitions reflecting management’s expectations of future prices, we added a total of approximately 17.5 MMBoe (14.0 MMBoe based on oil and natural gas prices of $79.50 and $4.40 per Bbl and MMbtu, respectively, as of December 31, 2010) of proved reserves at an average reserve acquisition cost of $16.14 per Boe, ($20.10 per Boe based on December 31, 2010 oil and natural gas prices described above) which excludes associated non-cash asset retirement obligations.

     Wyoming Acquisition. On February 17, 2010, Legacy purchased certain oil and natural gas properties located in Wyoming from St. Mary Land & Exploration Company for a net cash purchase price of $125.5 million (the “Wyoming Acquisition”). The purchase price was financed partially with net proceeds from Legacy’s January 2010 public offering of units and the remainder with borrowings under Legacy’s revolving credit facility (“Credit Agreement”). The operating results from the Wyoming Acquisition properties are included from their acquisition on February 17, 2010.

     The allocation of the Wyoming Acquisition purchase price to the fair value of the acquired assets and assumed liabilities was as follows (in thousands):

Proved oil and natural gas properties including related equipment	$124,115
Unproved properties	6,143
Total assets	130,258
Future abandonment costs	(4,709)
Fair value of net assets acquired	$125,549

     COG Acquisition. On December 22, 2010, Legacy purchased certain oil and natural gas properties located primarily in the Permian Basin from COG Operating LLC, a wholly owned subsidiary of Concho Resources Inc., for a net cash purchase price of $100.8 million (the “COG Acquisition”). The purchase price was financed partially with net proceeds from Legacy’s November 2010 public offering of units and the remainder with borrowings from the Credit Agreement. The operating results from the COG Acquisition properties are included from their acquisition on December 22, 2010.

     The allocation of the COG Acquisition purchase price to the fair value of the acquired assets and assumed liabilities was as follows (in thousands):

Proved oil and natural gas properties including related equipment	$104,248
Unproved properties	5,072
Total assets	109,320
Future abandonment costs	(8,506)
Fair value of net assets acquired	$100,814

Development Activities

     We have also increased reserves and production through development of our existing and acquired properties. Our development projects include accessing additional productive formations in existing well-bores, formation stimulation, artificial lift equipment enhancement, infill drilling on closer well spacing, secondary (waterflood) and tertiary (miscible CO2 and nitrogen) recovery projects, drilling for deeper formations and completing tight formations.

     As of December 31, 2010, we identified 163 gross (103.7 net) proved undeveloped drilling locations, 95 of which were identified and economically viable at December 31, 2009, and 58 gross (36.4 net) re-completion and re-fracture stimulation projects. Excluding acquisitions, we expect to make capital expenditures of approximately $45 million during the year ending December 31, 2011, including, but not limited to, drilling 47 gross (25 net) development and exploratory wells and executing 17 gross (12.3 net) re-completions and re-fracture stimulations. During the year ended December 31, 2010, we drilled 42 gross (18.1 net) wells, of which 24 were identified as proved undeveloped locations as of December 31, 2009 and the remainder were proved undeveloped locations identified during the year ended December 31, 2010.

Oil and Natural Gas Derivative Activities

     Our business strategy includes entering into oil and natural gas derivative contracts which are designed to mitigate price risk for a majority of our oil, NGL and natural gas production over a three- to five-year period. We have entered into these derivative contracts for approximately 74% of our expected oil, NGL and natural gas production from total proved reserves for the year ending December 31, 2011. We have also entered into these derivative contracts for over 39%, on average, of our expected oil, NGL and natural gas production from total proved reserves for 2012 through 2015. The majority of our derivative contracts are in the form of fixed price swaps for NYMEX WTI oil, West Texas Waha natural gas, ANR-Oklahoma natural gas and Rocky Mountain CIG natural gas. Additionally, we have sold two call options related to an existing WTI oil swap. These swap related options (“swaptions”) allow the counterparty to extend the contract covering calendar year 2011 to either 2012, 2013 or both. We have also entered into a NYMEX WTI oil collar that combines a long put option or “floor” with a short call option or “ceiling,” as well as multiple NYMEX WTI oil derivative three-way collar contracts. Each three-way contract combines a short call, a long put and a short put. The use of the long put combined with the short put allows us to sell a call at a higher price, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. Like a collar, we receive the short call price (net) if the market price is above the short call price, and we receive the market price if the market price is in between the short call and long put prices. Unlike a collar, however, if the market price is below the price of the long put, we receive the long put price only if the market price is still above the short put price. If the market price has fallen below the short put price, we receive the NYMEX WTI market price plus the spread between the short put and the long put prices.

Marketing and Major Purchasers

     For the years ended December 31, 2010, 2009 and 2008, Legacy sold oil and natural gas production representing 10% or more of total revenues to purchasers as detailed in the table below:

	2010	2009	2008
Enterprise (Teppco) Crude Oil, LP	23%	22%	18%
Plains Marketing, LP	10%	10%	10%

     Our oil sales prices are based on formula pricing and calculated either using a discount to NYMEX WTI oil or using the appropriate buyer’s posted price, plus Platt’s P-Plus monthly average, less the Midland-Cushing differential less a transportation fee.

     If we were to lose any one of our oil or natural gas purchasers, the loss could temporarily cause a loss or deferral of production and sale of our oil and natural gas in that particular purchaser’s service area. If we were to lose a purchaser, we believe we could identify a substitute purchaser. However, if one or more of our larger purchasers ceased purchasing oil or natural gas altogether, the loss of any such purchaser could have a detrimental effect on our short-term production volumes and our ability to find substitute purchasers for our production volumes in a timely manner, though we do not believe this would have a long-term material adverse effect on our operations.

Competition

     We operate in a highly competitive environment for acquiring properties, securing and retaining trained personnel and marketing oil and natural gas. Many of our competitors possess and employ financial, technical and personnel resources substantially larger than ours. As a result, our competitors may be able to pay more for productive oil and natural gas properties and development projects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional properties and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry.

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

     Safe Drinking Water Act. Our injection well facilities may be regulated under the Underground Injection Control, or UIC, program established under the Safe Drinking Water Act, or SDWA. The state and federal regulations implementing that program require mechanical integrity testing and financial assurance for wells covered under the program. The federal Energy Policy Act of 2005 amended the UIC provisions of the federal SDWA to exclude hydraulic fracturing from the definition of underground injection. Congress is currently considering bills to repeal this exemption. Further, some states have adopted and other are considering legislation to restrict hydraulic fracturing. Wyoming has adopted legislation requiring drilling operators conducting hydraulic fracturing activities to publically disclose the chemicals that are used.

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

     In 2007 the U.S. Supreme Court held in a case, Massachusetts, et al. v. EPA, that greenhouse gases fall within the federal Clean Air Act’s definition of “air pollutant,” which could result in the regulation of greenhouse gas (“GHG”) emissions from stationary sources under certain Clean Air Act programs. In response, on December 7, 2009, the EPA announced its findings that emissions of greenhouse gases present an “endangerment to human health and the environment.” The EPA based this finding on a conclusion that greenhouse gases are contributing to the warming of the earth’s atmosphere and other climate changes. The EPA later adopted regulations that would require a reduction in emissions of greenhouse gases from motor vehicles which became effective on January 2, 2011. The EPA has determined that such regulations trigger permit review for greenhouse gas emissions from certain stationary sources commencing when the motor vehicle standards took effect. The EPA published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs in May 2010. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. The EPA has determined that facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHG that have yet to be developed. In addition, in late September 2009, the EPA issued its final rule requiring the reporting of greenhouse gases from large greenhouse gas emissions sources in the United States beginning in 2011 for emissions in 2010. Mandatory reporting requirements for oil and natural gas systems were published on November 30, 2010 and require reporting in 2012 for emissions in 2011. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse affect on our operations and demand for our products. Currently, our operations are not adversely impacted by existing state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

     We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. For instance, we did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2010. Additionally, as of the date of this document, we are not aware of any environmental issues or claims that require material capital expenditures during 2011. However, we cannot assure you that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial position or results of operations.

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

Employees

     As of December 31, 2010, we had 140 full-time employees, including 13 petroleum engineers, 9 accountants and 4 landmen, none of whom are subject to collective bargaining agreements. We also contract for the services of independent consultants involved in land, engineering, regulatory, accounting, financial and other disciplines as needed. We believe that we have a favorable relationship with our employees.

Offices

     We currently lease approximately 39,944 square feet of office space in Midland, Texas at 303 W. Wall Street, Suite 1400, where our principal offices are located. The lease for our Midland office expires in September 2015.

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

     We may be unable to sustain distributions at the current level without making accretive acquisitions or substantial capital expenditures that maintain or grow our asset base. Oil and natural gas reserves are characterized by declining production rates, and our future oil and natural gas reserves and production and, therefore, our cash flow and our ability to make distributions are highly dependent on our success in economically finding or acquiring additional recoverable reserves and efficiently developing and exploiting our current reserves. Further, the rate of estimated decline of our oil and natural gas reserves may increase if our wells do not produce as expected. We may not be able to find, acquire or develop additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

Our future growth may be limited because we distribute all of our available cash to our unitholders, and potential future disruptions in the financial markets may prevent us from obtaining the financing necessary for growth and acquisitions.

     Since we will distribute all of our available cash (as defined in our partnership agreement) to our unitholders, our growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations. Further, since we depend on financing provided by commercial banks and other lenders and the issuance of debt and equity securities to finance any significant growth or acquisitions, potential future disruptions in the global financial markets and any associated severe tightening of credit supply may prevent us from obtaining adequate financing from these sources, and, as a result, our ability to grow, both in terms of additional drilling and acquisitions, will be limited.

Increases in the cost of or failure of costs to adjust downward for drilling rigs, service rigs, pumping services and other costs in drilling and completing wells could reduce the viability of certain of our development projects.

     Higher oil and natural gas prices may increase the rig count and thus the cost of rigs and oil field services necessary to implement our development projects while also decreasing their availability. Increased capital requirements for our projects will result in higher reserve replacement costs which could reduce cash available for distribution. Higher project costs could cause certain of our projects to become uneconomic and therefore not to be implemented, reducing our production and cash available for distribution. Decreased availability of drilling equipment and services could significantly impact the planned execution of our scheduled development program.

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

     We sell our natural gas into local markets, the majority of which is produced in West Texas, Southeast New Mexico, the Texas Panhandle, Central Oklahoma and Wyoming and shipped to the Midwest, West Coast and Texas Gulf Coast. These regions account for over 90% of our natural gas sales. Our existing natural gas swaps are based on Waha, ANR-Oklahoma and CIG-Rockies directly. While we are paid a local price indexed to or closely related to Waha, ANR-Oklahoma and CIG-Rockies, these indexes are heavily influenced by prices received in remote regional consumer markets less transportation costs and thus may not be effective in protecting us against local price volatility.

Fluctuations in price and demand for our natural gas may force us to shut in a significant number of our producing wells, which may adversely impact our revenues and ability to pay distributions to our unitholders.

     We are subject to great fluctuations in the prices we are paid for our natural gas due to a number of factors including regional demand, weather, demand for NGLs which are recovered from our gas stream, and new natural gas pipelines such as the REX pipeline from the Rocky Mountains to the Midwest which competes with our natural gas in the Midwest. Drilling in shale resources has developed large amounts of new natural gas supplies that have depressed the prices paid for our natural gas, and we expect the shale resources to continue to be drilled and developed by our competitors. We also face the potential risk of shut-in natural gas due to high levels of natural gas and NGL inventory in storage, weak demand due to mild weather and the effects of any economic downturns on industrial demand. Lack of NGL storage in Mont Belvieu where our West Texas and New Mexico NGLs are shipped for processing could cause the processors of our natural gas to curtail or shut-in our natural gas wells and potentially force us to shut-in oil wells that produce associated natural gas. For example, following Hurricanes Gustav and Ike, when certain Permian Basin natural gas processors were forced to shut down their plants due to the shutdown of the Texas Gulf Coast NGL fractionators, we were able to produce our oil wells and vent or flare the associated natural gas. There is no certainty we will be able to vent or flare natural gas again due to potential changes in regulations. Furthermore we may encounter problems in restarting production of previously shut-in wells.

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

     There is always substantial risk that counterparties in any derivative transaction cannot or will not perform under our derivative contracts. If a counterparty fails to perform and the derivative transaction is terminated, our cash flow and ability to pay distributions could be adversely impacted.

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

     We depend on our revolving credit facility for future capital needs. Our revolving credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion. As of March 3, 2011, our borrowing base was $410 million and we had $70 million available for borrowing.

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

     Our revolving credit facility restricts, among other things, our ability to incur debt and pay distributions, and requires us to comply with certain financial covenants and ratios. We may not be able to comply with these restrictions and covenants in the future and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, such as any potential disruptions in the financial markets. Our failure to comply with any of the restrictions and covenants under our revolving credit facility could result in a default under our revolving credit facility. A default under our revolving credit facility could cause all of our existing indebtedness to be immediately due and payable.

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
     If our revenues or the borrowing base under our revolving credit facility decrease as a result of lower oil and/or natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. Our revolving credit facility restricts our ability to obtain new financing. If additional capital is needed, we may not be able to obtain debt or equity financing. If cash generated by operations or available under our revolving credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our prospects, which in turn could lead to a decline in our oil and natural gas reserves, and could adversely affect our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

Any acquisitions we complete, including the COG Acquisition, are subject to substantial risks that could adversely affect our financial condition and results of operations and reduce our ability to make distributions to unitholders.

     We may not achieve the expected results of the COG Acquisition, and any adverse conditions or developments related to the COG Acquisition may have a negative impact on our operations and financial condition.

     Further, even if we complete additional acquisitions such as the COG Acquisition, which we expect will increase pro forma distributable cash per unit, actual results may differ from our expectations and the impact of these acquisitions may actually result in a decrease in pro forma distributable cash per unit. Any acquisition involves potential risks, including, among other things:
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

     The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources than us. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our larger competitors not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration and development activities during periods of low oil and natural gas market prices and to absorb the burden of present and future federal, state, local and other laws and regulations. Our inability to compete effectively with larger companies could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

     Our business is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and the production of, oil and natural gas. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

     The July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) provides for new statutory and regulatory requirements for derivative transactions, including oil and gas hedging transactions. Certain transactions will be required to be cleared on exchanges and cash collateral will have to be posted. The Act provides for a potential exemption from these clearing and cash collateral requirements for commercial end-users and it includes a number of defined terms that will be used in determining how this exemption applies to particular derivative transactions and the parties to those transactions. Since the Act mandates the Commodities Futures and Trading Commission (the “CFTC”) to promulgate rules to define these terms, we do not know the definitions the CFTC will actually adopt or how these definitions will apply to us. The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalent. Certain bona fide hedging transactions or positions would be exempt from these position limits. It is not possible at this time to predict if and when the CFTC will finalize these regulations.

     Depending on the rules and definitions ultimately adopted by the CFTC, we might in the future be required to post cash collateral for our commodities derivative transactions. Posting of cash collateral could cause liquidity issues for us by reducing our ability to use our cash for capital expenditures or other partnership purposes. A requirement to post cash collateral could therefore reduce our ability to execute strategic hedges to reduce commodity price uncertainty and thus protect cash flows. Although the CFTC has issued proposed rules under the Act, we are at risk unless and until the CFTC adopts rules and definitions that confirm that companies such as us are not required to post cash collateral for our derivative hedging contracts. In addition, even if we are not required to post cash collateral for our derivative contracts, the banks and other derivatives dealers who are our contractual counterparties will be required to comply with the Act’s new requirements, and the costs of their compliance will likely be passed on to customers, including us, thus decreasing the benefits to us of hedging transactions and reducing the profitability of our cash flows.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

     Congress has considered legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing is an important and commonly used process in the completion of unconventional natural gas wells in shale formations, as well as tight conventional formations including many of those that Legacy completes and produces. This process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of these bills have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. In addition, some states have adopted and others are considering legislation to restrict hydraulic fracturing. Wyoming has adopted legislation requiring the disclosure of hydraulic fracturing chemicals. Further, a Congressional Committee is investigating hydraulic fracturing practices legislation that requires the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition any additional level of regulation could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil, natural gas and NGLs that we produce.

     On December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. On January 2, 2011 regulations that require a reduction in emissions of greenhouse gases from motor vehicles became effective. The EPA has determined that such regulations trigger permit review for greenhouse gas emissions from certain stationary sources. EPA adopted a tiered approach to implementing the permitting of GHG emissions from stationary sources under the PSD and Title V permitting programs in May 2010. The so-called “tailoring rule” only requires the stationary sources with the largest emissions to undergo an assessment of GHG emissions under the best available control technology or “BACT” under the federal permitting programs. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA published mandatory reporting rules for oil and gas systems requiring reporting starting in 2012 for emissions in 2011. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations or could adversely affect demand for the oil, natural gas and NGL that we produce.

     Legislation has been considered at the state and federal level. Any future federal laws or implementing regulations that may be adopted to address greenhouse gas emissions could require us to incur increased operating costs and could adversely affect demand for the oil, natural gas and NGLs that we produce.

Units eligible for future sale may have adverse effects on our unit price and the liquidity of the market for our units.

     We cannot predict the effect of future sales of our units, or the availability of units for future sales, on the market price of or the liquidity of the market for our units. Sales of substantial amounts of units, or the perception that such sales could occur, could adversely affect the prevailing market price of our units. Such sales, or the possibility of such sales, could also make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. The Founding Investors and their affiliates, including members of our management, own approximately 24% of our outstanding units. We granted the Founding Investors certain registration rights to have their units registered under the Securities Act. Upon registration, these units will be eligible for sale into the market. Because of the substantial size of the Founding Investors’ holdings, the sale of a significant portion of these units, or a perception in the market that such a sale is likely, could have a significant impact on the market price of our units.

Risks Related to Our Limited Partnership Structure

Our Founding Investors, including members of our management, own a 24% limited partner interest in us and control our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner has conflicts of interest and limited fiduciary duties, which may permit it to favor its own interests to the detriment of our unitholders.

     Our Founding Investors, including members of our management, own a 24% limited partner interest in us and therefore have the ability to exercise a significant amount of control over the election of the entire board of directors of our general partner. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners, our Founding Investors and their affiliates. Conflicts of interest may arise between our Founding Investors and their affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:
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

     If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which currently has a top marginal rate of 35%, and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available to pay distributions to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders likely causing a substantial reduction in the value of our units.

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

     President Obama’s Proposed Fiscal Year 2012 Budget includes proposals that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our units.

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

     We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations. Accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders. Recently, however, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted.

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

     If our unitholders sell any of their units, they will recognize gain or loss equal to the difference between the amount realized and their tax basis in those units. Prior distributions to our unitholders in excess of the total net taxable income they were allocated for a unit, which decreased their tax basis in that unit, will, in effect, become taxable income to our unitholders if the unit is sold at a price greater than their tax basis in that unit, even if the price our unitholders receive is less than their original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to our unitholders due to the potential recapture items, including depreciation, depletion and intangible drilling cost recapture. In addition, because the amount realized may include a unitholder’s share of our nonrecourse liabilities, if they sell their units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

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

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

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

     We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year, and could result in a deferral of depreciation deductions allowable in computing our taxable income. The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     As of December 31, 2010 we owned interests in producing oil and natural gas properties in 370 fields in the Permian Basin, Texas Panhandle, Wyoming, Oklahoma and several other states, operated 2,132 gross productive wells and owned non-operated interests in 3,227 gross productive wells. The following table sets forth information about our proved oil and natural gas reserves as of December 31, 2010. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves. For a definition of “standardized measure,” please see the glossary of terms at the beginning of this annual report on Form 10-K.

	As of December 31, 2010
	Proved Reserves			Standardized Measure
Field	MMBoe	R/P (a)	% Oil and NGLs	Amount (b)	% of Total
				($ in Millions)
Spraberry	8.2	19	67%	$109.2	14.1%
Texas Panhandle	7.2	17	71	85.9	11.1
East Binger	3.3	11	82	56.9	7.3
Jordan	2.4	14	88	41.1	5.3
Fourbear/Fourbear Frank’s Fork	2.4	19	100	29.2	3.8
Denton	1.9	10	83	27.6	3.5
Howard Glasscock/Iatan/Iatan East Howard	1.4	14	99	23.3	3.0
Farmer	1.7	19	66	22.9	3.0
Total — Top 8 fields	28.5	15	77%	$396.1	51.1%
All others	24.3	13	70	378.7	48.9
Total	52.8	14	74%	$774.8	100.0%

____________________

(a)	Reserves as of December 31, 2010 divided by annualized fourth quarter production volumes, inclusive of production volumes from the COG Acquisition limited to the date of acquisition to December 31, 2010.

(b)	Texas margin taxes and the federal income taxes associated with a corporate subsidiary have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure.

Summary of Oil and Natural Gas Properties and Projects

     Our most significant fields are the Spraberry, Texas Panhandle, East Binger, Jordan, Fourbear/Fourbear Frank’s Fork, Denton, Howard Glasscock/Iatan/Iatan East Howard and Farmer. As of December 31, 2010, these eight fields accounted for approximately 54% of our total estimated proved reserves.

     Spraberry Field. The Spraberry field is located in Andrews, Howard, Midland, Martin, Reagan and Upton Counties, Texas. This field produces from Spraberry and Wolfcamp age formations from 5,000 to 10,200 feet. We operate 205 active wells (202 producing, 3 injecting) in this field with working interests ranging from 5.5% to 100% and net revenue interests ranging from 4.2% to 90.8%. We also own another 118 non-operated wells (117 producing, 1 injecting). As of December 31, 2010, our properties in the Spraberry field contained 8.2 MMBoe (67% liquids) of net proved reserves with a standardized measure of $109.2 million. The average net daily production from this field was 1,164 Boe/d for the fourth quarter of 2010. The estimated reserve life (R/P) for this field is 19 years based on the annualized fourth quarter production rate.

     Seven wells were drilled on Legacy Reserves’ properties in the Spraberry Field in 2010. We have identified 65 more proved undeveloped projects and seven behind-pipe or proved developed non-producing re-completion projects in this field.

     Texas Panhandle Fields. The Texas Panhandle fields are located in Carson, Gray, Hartley, Hutchinson, Moore, Potter, Sherman and Wheeler Counties, Texas. The fields are produced from multiple formations of Permian age which primarily include the shallow Granite Wash, Brown Dolomite, and Red Cave formations from 2,500 to 4,000 feet. Legacy operates 586 wells (541 producing, 45 injecting) in the Texas Panhandle fields with working interests ranging from 24.5% to 100% and net revenue interests ranging from 23.7% to 100.0%. We also own another 415 non-operated wells (403 producing, 12 injecting). As of December 31, 2010, our properties in the Texas Panhandle fields contained 7.2 MMBoe (71% liquids) of net proved reserves with a standardized measure of $85.9 million. The average net daily production from these fields was 1,171 Boe/d for the fourth quarter of 2010. The estimated reserve life (R/P) for these fields is 17 years based on the annualized fourth quarter production rate.

     East Binger Field. The East Binger field is located in Caddo County, Oklahoma. The Marchand Sand, at depths of 9,700 to 10,100 feet, is the primary reservoir in the East Binger field. The East Binger Unit, the major property in the field, is an active miscible nitrogen injection project and is operated by Binger Operations, LLC (BOL), of which Legacy owns 50%. BOL operates 79 wells (55 producing, 24 injecting) in the East Binger field, and Legacy owns a working interest of 54.5% and net revenue interest of 46.1% in the East Binger Unit. As of December 31, 2010, our properties in the East Binger field contained 3.3 MMBoe (82% liquids) of net proved reserves with a standardized measure of $56.9 million. The average net daily production from this field was 802 Boe/d for the fourth quarter of 2010. The estimated reserve life (R/P) for the field is 11 years based on the annualized fourth quarter production rate.

     Two infill wells were drilled in the East Binger Unit in 2010, and we have 6 more proved undeveloped projects identified in this field.

     Jordan Field. The Jordan field is located in Ector and Crane Counties, Texas. The field produces under waterflood from the San Andres Formation at depths of 3,100 to 3,800 feet. We operate 63 wells (48 producing, 15 injecting) in the West Jordan Unit with a 53.1% working interest and a 39.8% net revenue interest. We also own a 35.9% non-operated working interest and a 29.7% net revenue interest in the Jordan University Unit which contains 180 wells (145 producing, 35 injecting). As of December 31, 2010, our properties in the Jordan field contained 2.4 MMBoe (88% liquids) of net proved reserves with a standardized measure of $41.1 million. The average net daily production from the field was 488 Boe/d for the fourth quarter of 2010. The estimated reserve life (R/P) of the field is 14 years based on the annualized fourth quarter production rate.

     The Jordan University Unit was drilled in the 1930s through the 1960s on 20-acre spacing and waterflooding commenced in 1966. There have been over 100 infill wells drilled in the unit including nine 10-acre infill and four 5-acre infill wells drilled in 2010. We have 10 more proved undeveloped drilling locations in the unit.

     The West Jordan Unit was drilled in the 1930s through the 1960s on 20-acre spacing and waterflooding began in 1970. There have been 65 10-acre infill wells drilled in the unit. We have 12 proved developed 10-acre drilling locations and 10 more proved developed non-producing projects in the unit.

     Fourbear/Fourbear Frank’s Fork Fields. The Fourbear and Fourbear Frank’s Fork fields are located in Park County in the Big Horn Basin of Wyoming. These fields produce from multiple formations which primarily include the Pennsylvanian age Phosphoria and Tensleep formations from 3,000 to 4,000 feet. Legacy operates 64 wells (39 producing, 25 injecting) in the fields with working interests ranging from 83.1% to 100% and net revenue interests ranging from 72.2% to 89.1%. As of December 31, 2010, our properties in the Fourbear and Fourbear Frank’s Fork fields contained 2.4 MMBoe (100% liquids) of net proved reserves with a standardized measure of $29.2 million. The average net daily production from these fields was 349 Boe/d for the fourth quarter of 2010. The estimated reserve life (R/P) for these fields is 19 years based on the annualized fourth quarter production rate.

     We have identified four proved undeveloped projects and one behind-pipe or proved developed non-producing project in these fields. We also have 10 additional unproved drilling locations in these fields.

     Denton Field. The Denton field is located in Lea County, New Mexico. The Devonian Formation at depths of 11,000 to 12,700 feet is the primary reservoir in the Denton field. Additional production has been developed in the Wolfcamp Formation at depths of 8,900 to 9,600 feet. We operate 20 wells in the Denton field with working interests ranging from 86% to 100% and net revenue interests ranging from 75.1% to 87.5%. We also own another 9 wells (7 producing, 2 injecting) with a 15.0% average non-operated working interest. As of December 31, 2010, our properties in the Denton field contained 1.9 MMBoe (83% liquids) of net proved reserves with a standardized measure of $27.6 million. The average net daily production from this field was 520 Boe/d for the fourth quarter of 2010. The estimated reserve life (R/P) for the field is 10 years based on the annualized fourth quarter production rate.

     Howard Glasscock, Iatan and Iatan East Howard Fields. The Howard Glasscock, Iatan and Iatan East Howard fields adjoin one another and are located in Howard and Mitchell Counties, Texas. These fields produce from multiple formations of Permian age which primarily include the Yates, Seven Rivers, Queen, San Andres, Clearfork and Glorieta Fromations from 1,000 to 3,700 feet as well as the Wolfcamp and Canyon Formations from 5,100 to 7,400 feet. We operate 152 wells (139 producing, 13 injecting) in these fields with working interests ranging from 62.5% to 100.0% and net revenue interests ranging from 47.3% to 90.0%. We also own one non-operated producing well in this field with a working interest of 37.2% and a net revenue interest of 26.4%. As of December 31, 2010, our properties in the Howard Glasscock, Iatan and Iatan East Howard fields contained 1.4 MMBoe (99% liquids) of net proved reserves with a standardized measure of $23.3 million. The average net daily production from these fields was 281 Boe/d for the fourth quarter of 2010. The estimated reserve life (R/P) for these fields is 14 years based on the annualized fourth quarter production rate.

     Farmer Field. The Farmer field is located in Crockett and Reagan Counties, Texas. The San Andres Formation at depths of 2,100 to 2,600 feet is the primary reservoir in the Farmer field. We operate 155 wells (147 producing, 8 injecting) in the Farmer field with a 100.0% average working interest and a net revenue interest ranging from 80.8% to 87.5%. As of December 31, 2010, our properties in the Farmer field contained 1.7 MMBoe (66% liquids) of net proved reserves with a standardized measure of $22.9 million. The average net daily production from this field was 249 Boe/d for the fourth quarter of 2010. The estimated reserve life (R/P) for the field is 19 years based on the annualized fourth quarter production rate.

     The Farmer field has been developed using 20-acre spacing with the exception of a pilot 10-acre spacing area that includes eleven 10-acre wells. We drilled four 10-acre infill wells in 2010 and currently have 23 10-acre proved undeveloped locations in this field and an additional 90 unproved 10-acre locations.

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

     The following information represents estimates of our proved reserves as of December 31, 2010, 2009 and 2008. These reserve estimates have been prepared in compliance with the Securities and Exchange Commission rules and accounting standards based on year-end prices and costs for December 31, 2008 and based on the 12-month un-weighted first-day-of-the-month average price for December 31, 2010 and 2009. The estimates of Legacy’s proved reserves as of December 31, 2010 and 2009 have been prepared and presented under new SEC rules and accounting standards. These new rules and standards are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on 12-month un-weighted first-day-of-the-month average pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-year pricing. The pricing that was used for estimates of our reserves as of December 31, 2010 was based on an un-weighted 12-month average West Texas Intermediate posted price of $75.96 per Bbl for oil and a NYMEX natural gas price of $4.38 per MMBtu. See the table below. As a result of this change in pricing methodology, direct comparisons of previously-reported reserves amounts may be more difficult. For instance, our proved reserves as of December 31, 2009 under the previous rules would have been approximately 41.2 MMBoe, compared to 37.1 MMBoe under the new rules. Additionally, our standardized measure as of December 31, 2009 would have been $613.3 million under the previous rules compared to $360.2 million under the new rules.

     Another impact of the new SEC rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This new rule has limited, and may continue to limit, our potential to book additional proved undeveloped reserves. Moreover, we removed 42 proved undeveloped projects from our reserve report for December 31, 2010 as we did not drill them within a five-year timeframe and may be required to remove additional proved undeveloped reserves in the future if we do not drill on those remaining reserves within the required five-year timeframe. We do not have any additional proved undeveloped reserves which have remained undeveloped for five years or more.

	As of December 31,
	2010	2009	2008
Reserve Data:
Estimated net proved reserves:
Oil (MMBbls)	34.1	21.7	16.6
Natural Gas Liquids (MMBbls)	4.9	5.0	4.3
Natural Gas (Bcf)	82.7	62.4	59.3
Total (MMBoe)	52.8	37.1	30.8
Proved developed reserves (MMBoe)	46.4	31.6	28.0
Proved undeveloped reserves (MMBoe)	6.4	5.5	2.8
Proved developed reserves as a percentage of total proved reserves	88%	85%	91%
Standardized measure (in millions)(a)	$774.8	$360.2	$235.0
Oil and Natural Gas Prices(b)
Oil - NYMEX WTI per Bbl	$75.96	$57.65	$41.00
Natural gas - NYMEX Henry Hub per MMBtu	$4.38	$3.87	$5.71
____________________

(a)	Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission (using current costs and prices in effect as of the period end date for periods prior to 2009 and the average annual prices based on the un-weighted arithmetic average of the first-day-of-the-month price for each month of periods beginning on or after December 31, 2009) without giving effect to non-property related expenses such as general administrative expenses and debt service or to depletion, depreciation and amortization and discounted using an annual discount rate of 10%. For the purpose of calculating the standardized measure, the costs and prices are unescalated. Because we are a limited partnership that allocates our taxable income to our unitholders, no provision for federal or state income taxes has been provided for in the calculation of standardized measure. Standardized measure does not give effect to derivative transactions. For a description of our derivative transactions, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Cash Flow from Operations.”

(b)	Oil and natural gas prices as of each date are based on NYMEX physical spot prices per Bbl of oil and per MMBtu of natural gas at such date for periods prior to 2009, and the un-weighted arithmetic average of the first-day-of-the-month price for each month of periods beginning on or after December 31, 2009, with these representative prices adjusted by property to arrive at the appropriate net sales price, which is held constant over the economic life of the property. These 2008 prices correlate to the NYMEX West Texas Intermediate near-month futures prices of $44.60 as of December 31, 2008 and the NYMEX Henry Hub near month futures prices of $5.62 as of December 31, 2008.

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

     From time to time, we engage LaRoche to prepare a reserve and economic evaluation of properties that we are considering purchasing. Neither LaRoche nor any of its employees have any interest in those properties, and the compensation for these engagements is not contingent on their estimates of reserves and future net revenues for the subject properties. During 2010, 2009 and 2008, we paid LaRoche approximately $151,176, $141,666 and $225,074, respectively, for such reserve and economic evaluations.

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

     Legacy’s Acquisition and Planning Manager is the reservoir engineer primarily responsible for overseeing the preparation of reserve estimates by the third-party engineering firm, LaRoche. He has held a wide variety of technical and supervisory positions during a 33-year career with four publicly traded oil and natural gas producing companies, including Legacy. He has over 23 years of SEC reserve report preparation experience in addition to continuing education courses on reserve estimation and reporting, including one in 2009 covering the effect of the SEC’s Final Rule, Modernization of Oil and Gas Reporting.

Production and Price History

     The following table sets forth a summary of unaudited information with respect to our production and sales of oil and natural gas for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010(a)	2009	2008(b)
Production:
Oil (MBbl)	2,334	1,800	1,660
Natural gas liquids (MGal)	12,890	15,118	12,977
Gas (MMcf)	5,204	5,055	4,838
Total (MBoe)	3,508	3,002	2,775
Average daily production (Boe per day)	9,611	8,225	7,582
Average sales price per unit (excluding derivatives):
Oil (per Bbl)	$74.02	$57.40	$95.16
NGL (per Gal)	$1.06	$0.76	$1.22
Gas (per Mcf)	$5.76	$4.43	$8.60
Combined (per Boe)	$61.68	$45.73	$77.63
Average sales price per unit (including realized derivative gains/losses)(c):
Oil (per Bbl)	$77.99	$78.47	$72.16
NGL (per Gal)	$1.06	$0.81	$0.99
Gas (per Mcf)	$7.86	$7.17	$8.80
Combined (per Boe)	$67.42	$63.21	$63.13
Average unit costs per Boe:
Production costs, excluding production and other taxes	$17.97	$14.76	$17.37
Ad valorem taxes	$1.77	$1.50	$1.37
Production and other taxes	$3.62	$2.71	$4.58
General and administrative	$5.49	$5.16	$4.11
Depletion, depreciation and amortization	$17.93	$19.57	$22.82
____________________

(a)	Reflects the production and operating results of the Wyoming and COG acquisition properties from the closing dates of such acquisitions through December 31, 2010.

(b)	Reflects the production and operating results of the COP III and Pantwist acquisition properties from the closing dates of such acquisitions through December 31, 2008.

(c)	Includes only the realized gains (losses) from Legacy’s oil and natural gas derivatives.

   Productive Wells

     The following table sets forth information at December 31, 2010 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated	1,922	1,598	210	182
Non-operated	2,554	297	673	89
Total	4,476	1,895	883	271

   Developed and Undeveloped Acreage

     The following table sets forth information as of December 31, 2010 relating to our leasehold acreage.

	Developed		Undeveloped
	Acreage(a)		Acreage(b)
	Gross(c)	Net(d)	Gross(c)	Net(d)
Total	553,111	173,183	25,960	6,269
____________________

(a)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.

(b)	Undeveloped acres are acres which are not held by commercially producing wells, regardless of whether such acreage contains proved reserves. All of our proved undeveloped locations are located on acreage currently held by production.

(c)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.

(d)	A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

   Drilling Activity

     The following table sets forth information with respect to wells completed by Legacy during the years ended December 31, 2010, 2009 and 2008. The drilling activities associated with the properties acquired in the COP III acquisition (April 30, 2008) and the Pantwist acquisition (October 1, 2008) are included for all periods subsequent to those acquisition dates. The drilling activities associated with the properties acquired in the Wyoming acquisition (February 17, 2010) and the COG acquisition (December 22, 2010) are included subsequent to those acquisition dates. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the numbers of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of oil and natural gas, regardless of whether they produce a reasonable rate of return.

	Year Ended
	December 31,
	2010	2009	2008
Gross:
Development
Productive	42	22	23
Dry	—	—	—
Total	42	22	23
Exploratory
Productive	—	—	—
Dry	—	—	—
Total	—	—	—
Net:
Development
Productive	18.1	5.7	14.1
Dry	—	—	—
Total	18.1	5.7	14.1
Exploratory
Productive	—	—	—
Dry	—	—	—
Total	—	—	—

   Summary of Development Projects

     We are currently pursuing an active development strategy. We estimate that our capital expenditures for the year ending December 31, 2011 will be approximately $45 million for development drilling, re-completions and re-fracture stimulation and other development related projects to implement this strategy. This capital budget includes, but is not limited to, the drilling of 47 gross (25 net) development wells and execution of 17 gross (12.3 net) re-completions and re-fracture simulations projects, all of which are included in our SEC reserve report. All of these development projects are located in the Permian Basin, Texas Panhandle, Wyoming and the East Binger field in Oklahoma. We will consider adjustments to this capital program based on our assessment of additional development opportunities that are identified during the year and the cash available to invest in our development projects.

   Operations

   General

     We operate approximately 71% of our net daily production of oil and natural gas. We design and manage the development, re-completion or workover for all of the wells we operate and supervise operation and maintenance activities. We do not own drilling rigs or other oil field services equipment used for drilling or maintaining wells on properties we operate except for two single pole pulling units and a cable tool rig used for shallow well work in the Texas Panhandle fields. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We employ drilling, production, and reservoir engineers, geologists and other specialists who have worked and will work to improve production rates, increase reserves, and lower the cost of operating our oil and natural gas properties. We also employ field operating personnel including production superintendents, production foremen, production technicians and lease operators. We charge the non-operating partners an operating fee for operating the wells, typically on a fee per well-operated basis. Our non-operated wells are managed by third-party operators who are typically independent oil and natural gas companies.

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

   Derivative Activity

     We enter into derivative transactions with unaffiliated third parties with respect to oil, NGL and natural gas prices to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in oil and natural gas prices. The majority of our derivative contracts are in the form of fixed price swaps for NYMEX WTI oil, West Texas Waha natural gas, ANR-Oklahoma natural gas and Rocky Mountain CIG natural gas. Additionally, we have sold two call options related to an existing WTI oil swap. These swap related options (“swaptions”) allow the counterparty to extend the contract covering calendar year 2011 to either 2012, 2013 or both. We have also entered into a NYMEX WTI oil collar that combines a long put option or “floor” with a short call option or

“ceiling”, as well as multiple NYMEX WTI oil derivative three-way collar contracts. Each three-way contract combines a short call, a long put and a short put. The use of the long put combined with the short put allows us to sell a call at a higher price, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. Like a collar, we receive the short call price (net) if the market price is above the short call price, and we receive the market price if the market price is in between the short call and long put prices. Unlike a collar, however, if the market price is below the price of the long put, we receive the long put price only if the market price is still above the short put price. If the market price has fallen below the short put price, we receive the NYMEX WTI market price plus the spread between the short put and the long put prices. We also enter into derivative transactions with respect to LIBOR interest rates to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in LIBOR interest rates. All of our interest rate derivative transactions are LIBOR interest rate swaps, which do not require option premiums. Our derivatives swap floating LIBOR rates for fixed rates. All of our derivative counterparties are members of our bank group. For a more detailed discussion of our derivative activities, please read “Business – Oil and Natural Gas Derivative Activities,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operations” and “— Quantitative and Qualitative Disclosures About Market Risk.”

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

     On April 30, 2010, Legacy received notice that the staff of the SEC is conducting an inquiry into trading in the securities of Legacy in advance of the April 3, 2009 announcement that the board of directors of Legacy’s general partner had received a proposal from Apollo Management VII, LP to acquire all of the outstanding units of Legacy. The SEC has requested that Legacy voluntarily produce specified documents and information in connection with the inquiry. Legacy has and intends to continue to fully cooperate with the SEC’s request. In its letter, the SEC stated that it has not determined that this matter involves violations of securities laws, and that it should not be taken as a reflection upon any person, company or security.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our units, which were first offered and sold to the public on January 12, 2007, are listed on the NASDAQ Global Select Market under the symbol “LGCY.” As of March 3, 2011, there were 43,612,479 units outstanding, held by approximately 58 holders of record, including units held by our Founding Investors.

     The following table presents the high and low sales prices for our units during the periods indicated (as reported on the NASDAQ Global Select Market) and the amount of the quarterly cash distributions we paid on each of our units with respect to such periods.

	Price Ranges		Cash Distribution	Cash Distribution
2010	High	Low	per Unit	to General Partner
First Quarter	$23.22	$17.04	$0.52	$9,522
Second Quarter	$24.75	$17.86	$0.52	$9,522
Third Quarter	$26.09	$21.25	$0.52	$9,522
Fourth Quarter	$29.19	$24.66	$0.525	$9,613 (a)

	Price Ranges		Cash Distribution	Cash Distribution
2009	High	Low	per Unit	to General Partner
First Quarter	$13.99	$7.50	$0.52	$9,522
Second Quarter	$13.58	$8.95	$0.52	$9,522
Third Quarter	$17.04	$11.73	$0.52	$9,522
Fourth Quarter	$20.18	$15.13	$0.52	$9,522
____________________

(a)	This distribution was paid to our general partner concurrent with our distribution to unitholders on February 14, 2011.

Distribution Policy

     We must distribute all of our cash on hand at the end of each quarter, less reserves established by our general partner. We refer to this cash as available cash, which is defined in our partnership agreement. We currently pay quarterly cash distributions of $0.525 per unit.

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

     The following table shows selected historical financial and operating data for Legacy Reserves LP for the periods and as of the dates indicated. Through March 15, 2006, Legacy’s accompanying consolidated historical financial statements reflect the accounts of the Moriah Group, which includes the accounts of Moriah Resources, Inc. as the general partner of Moriah Properties, Ltd.; Moriah Properties, Ltd.; the oil and natural gas interests individually owned by Dale A. and Rita Brown until October 1, 2005 when those interests were transferred to DAB Resources, Ltd.; DAB Resources, Ltd. and the accounts of MBN Properties LP. The Moriah Group consolidated MBN Properties LP as a variable interest entity with the portion of net income (loss) applicable to the other owners’ equity interests being eliminated through a non-controlling interest adjustment. Due to immateriality, we have not retrospectively applied the presentation requirements of ASC 810 that were established via Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, for the year ended December 31, 2006. Although MBN Management, LLC, the general partner of MBN Properties LP, is also a variable interest entity, it was accounted for by the Moriah Group using the equity method. From March 15, 2006, Legacy’s historical financial statements also include the results of operations of the oil and natural gas properties acquired from the other Founding Investors and the charitable foundations.

     The operating results of the Farmer Field, South Justis and Kinder Morgan acquisition properties have been included from their acquisition dates in June and July 2006. The operating results of the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC, Summit, COP III, Pantwist, Wyoming and COG acquisition properties have been included from their respective acquisition dates (see Note 4 to the Consolidated Financial Statements).

     You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Legacy’s financial statements and related notes included elsewhere in this annual report on Form 10-K.

	Years Ended December 31,
	2010(a)	2009	2008(b)	2007(c)	2006(d)
	(In thousands, except per unit data)
Statement of Operations Data:
Revenues:
Oil sales	$172,754	$103,319	$157,973	$83,301	$45,351
Natural gas liquids sales	13,670	11,565	15,862	7,502	—
Natural gas sales	29,965	22,395	41,589	21,433	14,446
Total revenues	216,389	137,279	215,424	112,236	59,797
Expenses:
Oil and natural gas production	69,228	48,814	52,004	27,129	15,938
Production and other taxes	12,683	8,145	12,712	7,889	3,746
General and administrative	19,265	15,502	11,396	8,392	3,691
Depletion, depreciation, amortization
and accretion	62,894	58,763	63,324	28,415	18,395
Impairment of long-lived assets	13,412	9,207	76,942	3,204	16,113
Loss on disposal of assets	592	378	602	527	42
Total expenses	178,074	140,809	216,980	75,556	57,925
Operating income (loss)	38,315	(3,530)	(1,556)	36,680	1,872
Other income (expense):
Interest income	10	9	93	321	130
Interest expense	(25,766)	(13,222)	(21,153)	(7,118)	(6,645)
Equity in income (loss) of partnerships	97	31	108	77	(318)
Realized and unrealized gain (loss) on oil,
NGL and natural gas swaps and collars	(1,400)	(75,554)	176,943	(85,156)	9,289
Other	90	(11)	116	(129)	29
Income (loss) before income taxes	11,346	(92,277)	154,551	(55,325)	4,357
Income taxes	(537)	(554)	(48)	(337)	—
Income (loss) from continuing operations	$10,809	$(92,831)	$154,503	$(55,662)	$4,357
Earnings (loss) from continuing operations
per unit
Basic and fully diluted	$0.27	$(2.89)	$5.05	$(2.13)	$0.26
Distributions per unit	$2.08	$2.08	$1.98	$1.67	$0.8974

	Years Ended December 31,
	2010(a)	2009	2008(b)	2007(c)	2006(d)
	(In thousands)
Cash Flow Data:
Net cash provided by operating activities	$101,371	$37,482	$140,985	$57,147	$29,590
Net cash provided by (used in)
investing activities	$(285,246)	$23,288	$(258,035)	$(196,505)	$(62,505)
Net cash provided by (used in)
financing activities	$183,136	$(59,053)	$109,946	$147,900	$32,022
Capital expenditures	$311,277	$22,734	$217,980	$196,702	$56,150

	Historical
	As of December 31,
	2010(a)	2009	2008(b)	2007(c)	2006(d)
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$3,478	$4,217	$2,500	$9,604	$1,062
Other current assets	47,120	45,394	78,437	23,954	17,159
Oil and natural gas properties, net of
accumulated depletion, depreciation
and amortization	843,836	575,425	613,032	440,180	247,580
Other assets	14,992	28,457	89,103	7,840	7,567
Total assets	$909,426	$653,493	$783,072	$481,578	$273,368
Current liabilities	$72,955	$54,226	$56,032	$43,457	$10,834
Long term debt	325,000	237,000	282,000	110,000	115,800
Other long-term liabilities	119,732	83,607	64,407	72,391	7,945
Unitholders’ equity	391,739	278,660	380,633	255,730	138,789
Total liabilities and unitholders’ equity	$909,426	$653,493	$783,072	$481,578	$273,368
____________________

(a)	Reflects Legacy’s purchase of the oil and natural gas properties acquired in the Wyoming and COG Acquisitions as of the date of their respective acquisitions. Consequently, the operations of these acquired properties are only included for the period from the closing dates of such acquisitions through December 31, 2010.

(b)	Reflects Legacy’s purchase of the oil and natural gas properties acquired in the COP III and Pantwist Acquisitions as of the date of their respective acquisitions. Consequently, the operations of these acquired properties are only included for the period from the closing dates of such acquisitions through December 31, 2008.

(c)	Reflects Legacy’s purchase of the oil and natural gas properties acquired in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit Acquisitions as of the date of their respective acquisitions. Consequently, the operations of these acquired properties are only included for the period from the closing dates of such acquisitions through December 31, 2007.

(d)	Reflects Legacy’s purchase of the oil and natural gas properties acquired in the March 15, 2006 formation transactions and the South Justis, Farmer Field and Kinder Morgan acquisitions in June and July 2006. Consequently, the operations of these acquired properties are only included for the period from the closing dates of such acquisitions through December 31, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Because of our rapid growth through acquisitions and development of properties, historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results. The operating results of the properties acquired in the COP III Acquisition have been included from April 30, 2008, the operating results from the Pantwist Acquisition have been included from October 1, 2008, the operating results of the Wyoming Acquisition have been included from February 17, 2010 and the operating results of the acquisition of oil and natural gas properties from a subsidiary of Concho Resources, Inc (the “COG Acquisition”) have been included from December 22, 2010.

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

     Such costs include, but are not limited to, the cost of electricity to lift produced fluids, chemicals to treat wells, field personnel to monitor the wells, well repair expenses to restore production, well workover expenses intended to increase production and ad valorem taxes. We incur and separately report severance taxes paid to the states and counties in which our properties are located. These taxes are reported as production taxes and are a percentage of oil and natural gas revenue. Ad valorem taxes are a percentage of property valuation. Gathering and transportation costs are generally borne by the purchasers of our oil and natural gas as the price paid for our products reflects these costs. We do not consider royalties paid to mineral owners an expense as we deduct hydrocarbon volumes owned by mineral owners from reported hydrocarbon sales volumes.

Operating Data

     The following table sets forth our selected financial and operating data for the periods indicated.

	Year Ended December 31,
	2010(a)	2009	2008(b)
	(In thousands, except per unit data and
	daily production)
Revenues
Oil sales	$172,754	$103,319	$157,973
Natural gas liquid sales	13,670	11,565	15,862
Natural gas sales	29,965	22,395	41,589
Total revenue	$216,389	$137,279	$215,424
Expenses:
Oil and natural gas production	$63,024	$44,308	$48,194
Ad valorem taxes	$6,204	$4,506	$3,810
Total oil and natural gas production	$69,228	$48,814	$52,004
Production and other taxes	$12,683	$8,145	$12,712
General and administrative	$19,265	$15,502	$11,396
Depletion, depreciation, amortization and accretion	$62,894	$58,763	$63,324
Realized commodity derivative contract settlements:
Realized gain (loss) on oil swaps	$9,263	$37,919	$(38,185)
Realized gain (loss) on natural gas liquid swaps	$(39)	$733	$(3,025)
Realized gain on natural gas swaps	$10,913	$13,825	$977
Production:
Oil — barrels	2,334	1,800	1,660
Natural gas liquids — gallons	12,890	15,118	12,977
Natural gas — Mcf	5,204	5,055	4,838
Total (MBoe)	3,508	3,002	2,775
Average daily production (Boe/d)	9,611	8,225	7,582
Average sales price per unit (excluding derivatives):
Oil price per barrel	$74.02	$57.40	$95.16
Natural gas liquid price per gallon	$1.06	$0.76	$1.22
Natural gas price per Mcf	$5.76	$4.43	$8.60
Combined (per Boe)	$61.68	$45.73	$77.63
Average sales price per unit (including realized derivative gains/losses)(c):
Oil price per barrel	$77.99	$78.47	$72.16
Natural gas liquid price per gallon	$1.06	$0.81	$0.99
Natural gas price per Mcf	$7.86	$7.17	$8.80
Combined (per Boe)	$67.42	$63.21	$63.13
NYMEX oil index prices per barrel:
Beginning of Period	$79.36	$44.60	$95.98
End of Period	$91.38	$79.36	$44.60
NYMEX gas index prices per Mcf:
Beginning of Period	$5.57	$5.62	$7.48
End of Period	$4.41	$5.57	$5.62
Average unit costs per Boe:
Production costs, excluding production and other taxes	$17.97	$14.76	$17.37
Ad valorem taxes	$1.77	$1.50	$1.37
Production and other taxes	$3.62	$2.71	$4.58
General and administrative	$5.49	$5.16	$4.11
Depletion, depreciation, amortization and accretion	$17.93	$19.57	$22.82
____________________

(a)	Reflects the production and operating results of the oil and natural gas properties acquired in the Wyoming and COG Acquisitions from the closing dates of such acquisitions through December 31, 2010.

(b)	Reflects the production and operating results of the oil and natural gas properties acquired in the COP III and Pantwist Acquisitions from the closing dates of such acquisitions through December 31, 2008.

(c)	Includes only the realized gains (losses) from Legacy’s oil and gas derivatives.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

     Legacy’s revenues from the sale of oil were $172.8 million and $103.3 million for the years ended December 31, 2010 and 2009, respectively. Legacy’s revenues from the sale of NGLs were $13.7 million and $11.6 million for the years ended December 31, 2010 and 2009, respectively. Legacy’s revenues from the sale of natural gas were $30.0 million and $22.4 million for the years ended December 31, 2010 and 2009, respectively. The $69.5 million increase in oil revenue reflects an increase in oil production of 534 MBbls (30%) due primarily to acquisitions of producing properties, including the Wyoming and COG Acquisitions, and our development activities. In addition, we realized a $16.62 per Bbl (29%) increase in realized sales price from $57.40 for the year ended December 31, 2009, to $74.02 for the year ended December 31, 2010. The $2.1 million increase in NGL revenues reflects an increase in realized NGL price of $0.30 per Gal (39%) from $0.76 per Gal for the year ended December 31, 2009, to $1.06 per Gal for the year ended December 31, 2010. However, this increase in NGL prices is offset by a decrease in NGL production of 2,228 MMGal (15%) due primarily to significant plant and gathering system downtime from one of our NGL purchasers in the Texas Panhandle. The $7.6 million increase in natural gas revenues reflects an increase in natural gas production of approximately 149 MMcf (3%) due primarily to acquisitions of producing properties, including the Wyoming and COG Acquisitions, and our development activities. In addition, we realized a $1.33 per Mcf (30%) increase in natural gas sales price from $4.43 per Mcf for the year ended December 31, 2009, to $5.76 per Mcf for the year ended December 31, 2010.

     For the year ended December 31, 2010, Legacy recorded $1.4 million of net losses on oil and natural gas derivatives comprised of realized gains of $20.1 million from net cash settlements of oil, NGL and natural gas derivative contracts and net unrealized losses of $21.5 million. Legacy had unrealized net losses from its oil swaps due to the increase in NYMEX oil prices during the year ended December 31, 2010 from $79.36 per Bbl at December 31, 2009, to $91.38 at December 31, 2010, a price which is above the fixed price of Legacy’s oil derivative contracts. Legacy had unrealized net gains from its natural gas swaps due to the decrease in NYMEX natural gas prices from $5.57 per MMBtu at December 31, 2009, to $4.41 per MMBtu at December 31, 2010, a price which is below the fixed price of Legacy’s natural gas derivative contracts. For the year ended December 31, 2009, Legacy recorded $85.6 million of net losses on oil swaps comprised of a realized gain of $37.9 million from net cash settlements of oil swap contracts and a net unrealized loss of $123.5 million. For the year ended December 31, 2009, Legacy recorded $0.6 million of net losses on NGL swaps comprised of a realized gain of $0.7 million from net cash settlements of NGL swap contracts and a net unrealized loss of $1.3 million. For the year ended December 31, 2009, Legacy recorded $10.6 million of net gains on natural gas swaps comprised of a realized gain of $13.8 million from net cash settlements of natural gas swap contracts and a net unrealized loss of $3.2 million. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

     Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $63.0 million ($17.97 per Boe) for the year ended December 31, 2010, from $44.3 million ($14.76 per Boe) for the year ended December 31, 2009. Production expenses increased primarily because of (i) $8.8 million of production expenses related to the Wyoming and COG Acquisitions, (ii) $1.1 million related to increases in workover activity, (iii) $0.9 million in one-time expenses related to regulatory compliance and casualty losses, (iv) production expenses from other acquisitions and (v) an industry wide increase in cost of services and certain operating costs that are directly related to the higher commodity prices experienced during the year ended December 31, 2010, including the cost of electricity, which powers artificial lift equipment and pumps involved in the production of oil, and the higher level of industry activity resulting from higher oil prices. Legacy’s ad valorem tax expense increased to $6.2 million ($1.77 per Boe) for the year ended December 31, 2010, from $4.5 million ($1.50 per Boe) for the year ended December 31, 2009 primarily due to the properties acquired in the Wyoming Acquisition.

     Legacy’s production and other taxes were $12.7 million and $8.1 million for the years ended December 31, 2010 and 2009, respectively. Production and other taxes increased primarily because of higher realized commodity prices in the 2010 period as production taxes are assessed as a percentage of revenue.

     Legacy’s general and administrative expenses were $19.3 million and $15.5 million for the years ended December 31, 2010 and 2009, respectively. General and administrative expenses increased approximately $3.8 million between periods primarily due to (i) a $2.4 million increase in non-cash compensation expense related to the LTIP for the year ended December 31, 2010 due to increases in Legacy’s unit price, (ii) $0.7 million of acquisition costs and (iii) $0.3 million of one-time expenses related to Legacy’s accounting system conversion, the ultimate implementation of which occurred in January 2011.

     Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $62.9 million and $58.8 million for the years ended December 31, 2010 and 2009, respectively, reflecting primarily the increase in production and cost basis related to the Wyoming and COG acquisitions partially offset by increased reserves related to our development activities, acquisitions and higher oil prices during the year ended December 31, 2010 compared to the year ended December 31, 2009. As a point of reference, our depletion rate per Boe for the year ended December 31, 2010 was $17.93 compared to $19.57 for the year ended December 31, 2009.

     Impairment expense was $13.4 million and $9.2 million for the years ended December 31, 2010 and 2009, respectively. In 2010 Legacy recognized impairment expense in 67 separate producing fields, due primarily to (i) the decrease in natural gas prices during the year ended December 31, 2010 combined with higher lifting costs, which decreased the expected future cash flows below the carrying value of the assets, (ii) the write-off of multiple locations of proved undeveloped reserves (“PUDs”) in one field due to the performance of offset locations that no longer supported the economic viability of the PUDs and (iii) the performance decline of two wells in two separate fields. In 2009 Legacy recognized impairment expense in 20 separate producing fields due primarily to declines in realized natural gas prices during the year ended December 31, 2009, as well as an unsuccessful re-completion activity in the case of one field, both of which resulted in reduced future expected cash flows.

     Interest expense was $25.8 million and $13.2 million for the years ended December 31, 2010 and 2009, respectively, reflecting a larger average debt balance during 2010 compared to 2009 as well as a mark-to-market adjustment related to our interest rate swaps resulting in a $7.3 million increase in interest expense in 2010 compared to a $3.8 million reduction of interest expense from the mark-to-market in 2009. As our interest rate swaps are fixed rates, the declining LIBOR interest rates in fiscal year 2010 resulted in increases in interest expense as the negative margin between our fixed rate swap and market rates increased. In addition, Legacy experienced an increase in interest rate swap settlements of $1.8 million in 2010 compared to 2009. These increases were partially offset by a decrease in interest expense due to lower average interest rates during 2010 compared to 2009.

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

     For the year ended December 31, 2009, Legacy recorded $75.6 million of net losses on oil and natural gas swaps and collars comprised of realized gains of $52.5 million from net cash settlements of oil, NGL and natural gas swap contracts and net unrealized losses of $128.0 million. Legacy had unrealized net losses from its oil swaps due to the increase in NYMEX oil prices during the year ended December 31, 2009 from $44.60 per Bbl at December 31, 2008, to $79.36 at December 31, 2009, a price which is below the fixed price of Legacy’s oil swap contracts but greater than the prior year-end price. Legacy had unrealized net losses from its natural gas swaps due to additional natural gas swaps added during the year at a lower fixed price per MMBtu than those swaps in place as of December 31, 2008. Due to the marginal decrease in NYMEX natural gas prices, from $5.62 per MMBtu at December 31, 2008, to $5.57 per MMBtu at December 31, 2009, the additional swaps added during the year ended December 31 2009 reduced the fair value of the natural gas swaps even though the fixed price per MMBtu of our outstanding natural gas swaps is greater than the NYMEX natural gas price at December 31, 2009. As a point of reference, the NYMEX price for natural gas for the near-month close at December 31, 2009 was $5.57 per MMBtu, a price which is less than the average contract prices of Legacy’s outstanding natural gas swap contracts of $7.21 per MMBtu, compared to the average contract price of $7.99 per MMBtu for Legacy’s outstanding natural gas swap contracts as of December 31, 2008. For the year ended December 31, 2008, Legacy recorded $157.7 million of net gains on oil swaps comprised of a realized loss of $38.2 million from net cash settlements of oil swap contracts and a net unrealized gain of $195.9 million. For the year ended December 31, 2008, Legacy recorded $1.5 million of net gains on NGL swaps comprised of a realized loss of $3.0 million from net cash settlements of NGL swap contracts and a net unrealized gain of $4.5 million. For the year ended December 31, 2008, Legacy recorded $17.7 million of net gains on natural gas swaps comprised of a realized gain of $1.0 million from net cash settlements of natural gas swap contracts and a net unrealized gain of $16.7 million. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

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

     Legacy’s general and administrative expenses were $15.5 million and $11.4 million for the years ended December 31, 2009 and 2008, respectively. General and administrative expenses increased approximately $4.1 million between periods partially due to a $2.1 million increase in non-cash compensation expense related to the LTIP for the year ended December 31, 2009 due to increases in Legacy’s unit price, and partially due to legal, consulting and board fees in the amount of $1.3 million related to the review of the Proposal Letter from Apollo Management VII, LP (“Apollo Management”), in which Apollo Management had offered to acquire all of the outstanding units of Legacy (the “Apollo Offer”).

     Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $58.8 million and $63.3 million for the years ended December 31, 2009 and 2008, respectively, reflecting primarily the significant decrease in oil and natural gas prices during the fourth quarter of 2008 which resulted in a significant downward revision in proved reserve volumes causing an increase in our 2008 depletion rates. This increase in 2008 depletion rate and DD&A was comparatively offset by an increase in our 2009 depletion expense of $2.1 million attributable to the use of average prices for the fourth quarter of 2009 as required by new SEC rules and accounting standards, as discussed in “Recently Issued Accounting Pronouncements” below. As a point of reference, our depletion rate per Boe for the year ended December 31, 2009 was $19.57 compared to $22.82 for the year ended December 31, 2008.

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

     Interest expense was $13.2 million and $21.2 million for the years ended December 31, 2009 and 2008, respectively, reflecting mark-to-market adjustments related to our interest rate swaps resulting in a $3.8 million reduction of interest expense in 2009 compared to a $9.0 million increase in interest expense from the mark-to-market in 2008. This decrease was partially offset by an increase of $4.9 million in interest rate swap settlements and higher average debt balances for the year ended December 31, 2009, compared to the year ended December 31, 2008.

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

Non-GAAP Financial Measures

     For the year ended December 31, 2010, Adjusted EBITDA increased 17% to $140.4 million from $120.0 million for the year ended December 31, 2009. This increase is due primarily to Legacy’s $79.1 million increase in revenues for the year ended December 31, 2010 compared to the year ended December 31, 2009, partially offset by a decrease in cash receipts on commodity derivatives to $20.1 million for the year ended December 31, 2010 from $52.5 million for the year ended December 31, 2009. Distributable Cash Flow increased 1% to $89.0 million from $88.0 million for the year ended December 31, 2010 and 2009, respectively, due primarily to higher Adjusted EBITDA and slightly lower cash interest expense and mostly offset by higher development capital expenditures and cash settlements of LTIP awards.

     Legacy’s management uses Adjusted EBITDA and Distributable Cash Flow as tools to provide additional information and metrics relative to the performance of Legacy’s business, such as the cash distributions Legacy expects to pay to its unitholders, as well as its ability to meet debt covenant compliance tests. Legacy’s management believes that these financial measures help investors evaluate whether or not cash flow is being generated at a level that can sustain or support an increase in quarterly distribution rates. Adjusted EBITDA and Distributable Cash Flow may not be comparable to a similarly titled measure of other publicly traded limited partnerships or limited liability companies because all entities may not calculate Adjusted EBITDA in the same manner.

     The following presents a reconciliation of “Adjusted EBITDA” and “Distributable Cash Flow,” both of which are non-GAAP measures, to their nearest comparable GAAP measure. Adjusted EBITDA and Distributable Cash Flow should not be considered as alternatives to GAAP measures, such as net income, operating income or any other GAAP measure of liquidity or financial performance.

     Adjusted EBITDA is defined as net income (loss) plus:
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

  Cash settlements of LTIP unit awards; and

  Development capital expenditures.
     The following table presents a reconciliation of Legacy’s consolidated net income (loss) to Adjusted EBITDA and Distributable Cash Flow for the years ended December 31, 2010, 2009 and 2008, respectively.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net income (loss)	$10,809	$(92,831)	$158,207
Plus:
Interest expense	25,766	13,222	21,153
Income taxes	537	554	48
Depletion, depreciation, amortization and accretion	62,894	58,763	63,324
Impairment of long-lived assets	13,412	9,207	76,942
Gain on disposal of assets	—	(54)	(3,704)
Equity in income of partnership	(97)	(31)	(108)
Unit-based compensation expense	5,549	3,130	1,078
Unrealized (gain) loss on oil and natural gas derivatives	21,537	128,031	(217,176)
Adjusted EBITDA	$140,407	$119,991	$99,764
Less:
Cash interest expense	16,094	17,809	9,451
Cash settlements of LTIP unit awards	2,402	415	150
Development capital expenditures	32,917	13,727	32,788
Distributable Cash Flow	$88,994	$88,040	$57,375

Capital Resources and Liquidity

     Legacy’s primary sources of capital and liquidity have been proceeds from bank borrowings, cash flow from operations, its private offering in March 2006, its initial public equity offering in January 2007, its private offering in November 2007 and its public equity offerings in September 2009, January 2010 and November 2010. To date, Legacy’s primary use of capital has been for the acquisition and development of oil and natural gas properties.

     As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in growing reserves and production will be highly dependent on capital resources available to us and our success in acquiring and developing additional hydrocarbon reserves. We actively review acquisition opportunities on an ongoing basis. If we were to make significant additional acquisitions for cash, we would need to borrow additional amounts under our revolving credit facility, if available, or obtain additional debt or equity financing. Our revolving credit facility limits our ability to issue additional debt, but permits us to issue unsecured senior or senior subordinated notes. Further, our existing revolving credit facility matures on April 1, 2012.

     Our commodity derivatives position, which we use to mitigate commodity price volatility and support our borrowing capacity, contributed $20.1 million of cash settlements in the year ended December 31, 2010. Based upon current oil and natural gas price expectations and our extensive commodity derivatives positions for the year ending December 31, 2011, which cover 74% of our expected production from proved reserves, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our revolving credit facility, under which $85 million was available for borrowings as of December 31, 2010, will provide us sufficient working capital to meet our planned capital expenditures of $45 million and planned annualized cash distributions of $91.6 million, which reflect the $22.9 million of distributions attributable to the fourth quarter of 2010 that were paid in the first quarter of 2011. Our board of directors determines our distribution each quarter and there is no guarantee that the board will maintain or increase our current quarterly distribution rate of $0.525 per unit. Please read “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

     Legacy’s net cash provided by operating activities was $101.4 million and $37.5 million for the year ended December 31, 2010 and 2009, respectively, with the 2010 period being favorably impacted by higher realized oil and natural gas prices and higher sales volumes, partially offset by higher expenses.

     Legacy’s net cash provided by operating activities was $37.5 million and $141.0 million for the years ended December 31, 2009 and 2008, respectively, with the 2009 period being unfavorably impacted by lower realized oil and natural gas prices, partially offset by higher sales volumes and lower expenses.

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

Investing Activities

     Legacy’s cash capital expenditures were $308.9 million for the year ended December 31, 2010. The total includes $125.5 million and $100.8 million for the purchase of producing oil and natural gas properties in the Wyoming and COG Acquisitions, respectively, $49.7 million related to 25 individually immaterial acquisitions and $32.9 million of development projects.

     Legacy’s cash capital expenditures were $22.4 million and $216.4 million for the years ended December 31, 2009 and 2008, respectively. The total for the year ended December 31, 2009 is comprised of several individually immaterial acquisitions and development projects. The total for the year ended December 31, 2008 includes $52.2 million and $40.6 million for the purchase of producing oil and natural gas properties in the COP III and Pantwist Acquisitions, respectively. The remaining balance was expended in several smaller individual acquisitions and development projects.

     We currently anticipate that our development capital budget, which predominantly consists of drilling, re-completion and well stimulation projects, will be $45 million for the year ending December 31, 2011. Our borrowing capacity under our revolving credit facility is $70 million as of March 3, 2011. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. If oil and natural gas prices decline below levels we deem acceptable, we may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and labor crews.

     Based upon management’s current oil and natural gas price expectations for the year ending December 31, 2011, we anticipate that we will have sufficient sources of working capital, from our cash flow from operations and available borrowing capacity under our revolving credit facility, to meet our cash obligations, our planned capital expenditures of $45 million and planned annualized cash distributions of $91.6 million during the year ending December 31, 2011. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or planned annualized cash distributions.

     We enter into oil, NGL and natural gas derivatives to reduce the impact of oil, NGL and natural gas price volatility on our cash flow. Currently, we use swaps and collars to offset price volatility on NYMEX oil, NGL and Waha, ANR-Oklahoma and CIG-Rockies natural gas prices, which do not include the additional net discount that we typically realize in the Permian Basin. At December 31, 2010, we had in place oil and natural gas derivatives covering significant portions of our estimated 2011 through 2015 oil and natural gas production. As of March 3, 2011 we had derivatives covering approximately 74% of our expected oil and natural gas production for 2011. As of March 3, 2011 we had also entered into derivative contracts covering over 39% on average of our expected oil and natural gas production for 2012 through 2015 from existing total proved reserves. By removing the price volatility on our cash flows from a significant portion of our oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. In addition, these counterparties are affiliates of lenders under our revolving credit facility, which allows us to avoid margin calls. Due to the disruptions in the financial markets in recent years, we routinely monitor the creditworthiness of our counterparties.

     The following tables summarize, for the periods indicated, our oil and natural gas swaps in place as of March 3, 2011 covering the period from January 1, 2011 through December 31, 2015. We use swaps as our mechanism for hedging commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to hedge the floating prices we are paid by purchasers of our oil and natural gas. These transactions are settled based upon the monthly average closing price of the front-month NYMEX WTI oil contract price of oil at Cushing, Oklahoma, and NYMEX Henry Hub, West Texas Waha, ANR-Oklahoma and CIG-Rockies prices of natural gas on the average of the three final trading days of the month, and settlement occurs on the fifth day of the production month.

	Annual	Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
2011(a)	2,148,410	$88.33	$67.33 - $140.00
2012(a)	1,511,121	$83.05	$67.72 - $109.20
2013(a)	1,051,243	$84.73	$80.10 - $90.50
2014	513,514	$88.68	$87.50 - $90.50
2015	145,051	$90.50	$90.50
____________________

(a)
On October 6, 2010, as part of an oil swap transaction entered into with a counterparty, we sold two call options to the counterparty that allows the counterparty to extend a swap transaction covering calendar year 2011 to either 2012, 2013 or both calendar years. The counterparty must exercise or decline the option covering calendar year 2012 on December 30, 2011 and the option covering calendar year 2013 on December 31, 2012. If exercised, we would pay the counterparty floating prices and receive a fixed price of $98.25 on annual notional volumes of 183,000 Bbls in 2012 and 182,500 Bbls in 2013. The premium paid by the counterparty for the two call options was paid to us in the form of an increase in the fixed price that we will receive pursuant to the 2011 swap of $98.25 per Bbl on 182,500 Bbls, or 500 Bbls per day, rather than the prevailing market price of approximately $87.00 per Bbl. These additional potential volumes are not reflected in the above table.

	Annual	Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
2011	4,905,816	$6.27	$4.15 - $8.70
2012	2,906,990	$6.97	$4.72 - $8.70
2013	1,950,254	$6.13	$5.00 - $6.89
2014	609,104	$6.36	$5.95 - $6.47

     On June 24, 2008, we entered into a NYMEX West Texas Intermediate oil derivative collar contract that combines a long put option or “floor” with a short call option or “ceiling.” The following table summarizes the oil collar contract currently in place as of March 3, 2011, covering the period from January 1, 2011 through December 31, 2012:

		Floor	Ceiling
Calendar Year	Volumes (Bbls)	Price	Price
2011	68,300	$120.00	$156.30
2012	65,100	$120.00	$156.30

     On January 12, 2011, we entered into a West Texas Waha natural gas derivative collar contract that combines a long put option or “floor” with a short call option or “ceiling.” The following table summarizes the natural gas collar contract currently in place as of March 3, 2011, covering the period from January 1, 2012 through December 31, 2012:

		Floor	Ceiling
Calendar Year	Volumes (MMBtu)	Price	Price
2012	360,000	$4.00	$5.45

     On May 3, 2010, October 6, 2010, January 12, 2011 and February 4, 2011, we entered into 18 separate NYMEX West Texas Intermediate crude oil derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the long put combined with the short put allows us to sell a call at a higher price thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk to the difference between the long put and the short put if the price of NYMEX West Texas Intermediate crude oil drops below the price of the short put. This allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. In regards to our three-way collar contracts, if the market price has fallen below the short put fixed price, we would receive the market price plus either $25 or $30 per barrel, depending on the contract. The following table summarizes the three-way oil collar contracts currently in place as of March 3, 2011:

		Average	Average	Average
Calendar Year	Volumes (Bbls)	Short Put	Long Put	Short Call
2012	183,000	$61.50	$88.00	$104.83
2013	379,870	$60.72	$86.44	$107.97
2014	463,880	$60.59	$86.18	$114.70
2015	441,050	$61.24	$86.24	$118.65

     The following table details the commodity derivative assets (liabilities), by commodity, as of December 31, 2010 and 2009:

	Oil	Oil	Three-Way	Oil	Natural Gas	Natural Gas	NGL
	Swaps	Collar	Oil Collar	Swaption	Swaps	Basis Swaps	Swaps	Total
	(In thousands)
Balance December 31, 2009	$(13,594)	$7,907	$—	$—	$13,067	$(468)	$(39)	$6,873
Balance December 31, 2010	$(39,304)	$3,954	$(1,118)	$3,259	$18,545	$—	$—	$(14,664)

     The following table details the commodity derivative income (expense) activities, by commodity, for the year ended December 31, 2010:

	Oil	Oil	Three-Way	Oil	Natural Gas	Natural Gas	NGL
	Swaps	Collar	Oil Collar	Swaption	Swaps	Basis Swaps	Swaps	Total
	(In thousands)
Realized gain/(loss) on cash
settlements	$6,256	$3,007	$—	$—	$11,442	$(529)	$(39)	$20,137
Unrealized gain/(loss) on mark-to-
market of derivatives existing
as of January 1, 2010	(23,445)	(3,953)	—	—	5,636	468	39	(21,255)
Unrealized gain/(loss) on mark-to-
market of derivatives entered
into during 2010	(2,265)	—	(1,118)	3,259	(158)	—	—	(282)
Realized and unrealized gain (loss)
on derivatives	$(19,454)	$(946)	$(1,118)	$3,259	$16,920	$(61)	$—	$(1,400)

Financing Activities

     Legacy’s net cash provided by financing activities was $183.1 million for the year ended December 31, 2010, compared to cash used of $59.1 million for the year ended December 31, 2009. During the year ended December 31, 2010, total net borrowings under the Credit Agreement were $88 million, comprised of borrowings of $369 million and repayments of $281 million. Our January 2010 public equity offering yielded net cash proceeds of $95.4 million, which were used to pay down our balance on the Credit Agreement. Subsequent to the paydown, we incurred borrowings under the Credit Agreement to finance the Wyoming Acquisition. Our November 2010 public equity offering yielded net cash proceeds of $83.6 million, which were used to pay down our balance on the Credit Agreement. Subsequent to the paydown, we incurred borrowings under the Credit Agreement to finance the COG Acquisition. We incurred additional borrowings under the Credit Agreement for the year ended December 31, 2010 to finance 25 additional individually immaterial acquisitions. Offsetting the net cash proceeds from net borrowings and our January and November 2010 public equity offerings during the year ended December 31, 2010, was cash used in the amount of $83.5 million for distributions to unitholders. Cash used in financing activities during the year ended December 31, 2009, included $45 million in net repayments under the Credit Agreement, $57.2 million in cash proceeds from our September 2009 public equity offering and $66.6 million for distributions to unitholders.

Our Revolving Credit Facility

     At the closing of our private equity offering on March 15, 2006, we entered into a four-year revolving credit facility with BNP Paribas as administrative agent. On March 27, 2009, we entered into a new three-year $600 million secured revolving credit facility and retained BNP Paribas as administrative agent. The revolving credit facility is due on April 1, 2012. Our obligations under the revolving credit facility are secured by mortgages on 80% of our oil and natural gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base, currently at $410 million, with a $2 million sub-limit for letters of credit. The current borrowing base as of the date of this report does not take into account the properties acquired in the COG acquisition, the associated commodity derivatives and other smaller acquisitions acquired in the fourth quarter of 2010 and first quarter of 2011. We anticipate the inclusion of these activities to result in an increase in our borrowing base at the next redetermination. The borrowing base is subject to semi-annual redeterminations on April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. We also have the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders (currently 11 member banks), and any decrease in the borrowing base must be approved by the lenders holding at least 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the revolving credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the revolving credit facility so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and natural gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral.

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
     As of December 31, 2010, Legacy was in compliance with all financial and other covenants of the revolving credit facility. Due to the maturity of the revolving credit facility on April 1, 2012, we anticipate that we will refinance the credit facility with our lenders before April 1, 2011.

Off-Balance Sheet Arrangements

     None.

Contractual Obligations

     A summary of our contractual obligations as of December 31, 2010 is provided in the following table.

	Obligations Due in Period
Contractual Cash Obligations	2011	2012-2013	2014-2015	Thereafter	Total
	(In thousands)
Long-term debt(a)	$—	$325,000	$—	$—	$325,000
Interest on long-term debt(b)	9,880	2,436	—	—	12,316
Derivative obligations(c)	7,120	18,852	2,637	50	28,659
Management compensation(d)	1,383	2,766	2,766	—	6,915
Asset retirement obligation(e)	18,333	3,385	3,437	86,107	111,262
Office lease	339	705	647	—	1,691
Total contractual cash obligations	$37,055	$353,144	$9,487	$86,157	$485,843
____________________

(a)	Represents amounts outstanding under our revolving credit facility as of December 31, 2010.

(b)	Based upon our weighted average interest rate of 3.04% under our revolving credit facility as of December 31, 2010.

(c)	Derivative obligations represent net liabilities for derivatives that were valued as of December 31, 2010, the ultimate settlement of which are unknown because they are subject to continuing market risk. Please read “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” for additional information regarding our derivative obligations.

(d)	The related employment agreements do not contain termination provisions; therefore, the ultimate payment obligation is not known. For purposes of this table, management has not reflected payments subsequent to 2015.

(e)	Asset retirement obligations of oil and natural gas assets, excluding salvage value and accretion, the ultimate settlement and timing of which cannot be precisely determined in advance.

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

     Nature of Critical Estimate Item: Oil and Natural Gas Reserves — Our estimate of proved reserves is based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. LaRoche prepares a reserve and economic evaluation of all our properties in accordance with Securities and Exchange Commission, or “SEC,” guidelines on a lease, unit or well-by-well basis, depending on the availability of well-level production data. The accuracy of our reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates. In addition, we must estimate the amount and timing of future operating costs, severance taxes, development costs, and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the economics of producing the reserves may change and therefore the estimate of proved reserves also may change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements. Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion rates are made concurrently with changes to reserve estimates.

     Assumptions/Approach Used: Units-of-production method to deplete our oil and natural gas properties — The quantity of reserves could significantly impact our depletion expense. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate.

     Effect if Different Assumptions Used: Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the year ended December 31, 2010 by approximately 10%.

     Nature of Critical Estimate Item: Asset Retirement Obligations — We have certain obligations to remove tangible equipment and restore land at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. We adopted ASC 410-20, Accounting for Asset Retirement Obligations, effective January 1, 2003. ASC 410-20 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets (“asset retirement obligations” or “ARO”). Primarily, ASC 410-20 requires us to estimate asset retirement costs for all of our assets, adjust those costs for inflation to the forecast abandonment date, discount that amount using a credit-adjusted-risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an ARO liability in that amount with a corresponding addition to our asset value. When new obligations are incurred, i.e. a new well is drilled or acquired, we add a layer to the ARO liability. We then accrete the liability layers quarterly using the applicable period-end effective credit-adjusted-risk-free rates for each layer. Should either the estimated life or the estimated abandonment costs of a property change materially upon our periodic review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost. When well obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from our balance sheet. Any difference in the cost to plug and the related liability is recorded as a gain or loss on our income statement in the disposal of assets line item.

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

     Effect if Different Assumptions Used: Since there are so many variables in estimating AROs, we attempt to limit the impact of management’s judgment on certain of these variables by developing a standard cost estimate based on historical costs and industry quotes updated annually. Unless we expect a well’s plugging to be significantly different than a normal abandonment, we use this estimate. The resulting estimate, after application of a discount factor and present value calculation, could differ from actual results, despite our efforts to make an accurate estimate. We engage independent engineering firms to evaluate our properties annually. We consider the remaining estimated useful life from the year-end reserve report by our independent reserve engineers in estimating when abandonment could be expected for each property. On an annual basis we evaluate our latest estimates against actual abandonment costs incurred. For the year ended December 31, 2010, actual abandonment costs exceeded our previous estimates. As a result, a revision was recorded.

     Nature of Critical Estimate Item: Derivative Instruments and Hedging Activities — We use derivative financial instruments to achieve a more predictable cash flow from our oil, NGL and natural gas production and interest expense by reducing our exposure to price fluctuations and interest rate changes. Currently, these transactions are swaps, swaptions and collars whereby we exchange our floating price for our oil and natural gas for a fixed price and floating interest rates for fixed rates with qualified and creditworthy counterparties. Our existing oil swaps, natural gas swaps, interest rate swaps, oil swaptions and oil and natural gas collars are with members of our lending group which enables us to avoid margin calls for out-of-the-money positions.

     We do not specifically designate derivative instruments as cash flow hedges, even though they reduce our exposure to changes in oil, NGL and natural gas prices and interest rate changes. Therefore, the mark-to-market of these instruments is recorded in current earnings. We use market value estimates prepared by a third party firm, which specializes in valuing derivatives, and validate these estimates by comparison to counterparty estimates as the basis for these end-of-period mark-to-market adjustments. When we record a mark-to-market adjustment resulting in a loss in a current period, these unrealized losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods. As shown in the previous tables, we have hedged a significant portion of our future production through 2015. Taking into account the mark-to-market liabilities and assets recorded as of December 31, 2010, the future cash obligations table presented above shows the amounts which we would expect to pay the counterparties over the time periods shown. As oil and gas prices rise and fall, our future cash obligations related to these derivatives will rise and fall.

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

     In December, 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations, which addresses the diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amended guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the amended guidance expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

     The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, which is the Partnership’s fiscal period beginning January 1, 2011. Early adoption is permitted. Legacy adopted the amended guidance on January 1, 2011, the adoption of which did not impact Legacy’s results of operations, cash flows or financial position as this guidance provides only disclosure requirements.

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

     We periodically enter into and anticipate entering into derivative arrangements with respect to a portion of our projected oil and natural gas production through various transactions that offset changes in the future prices received. These transactions may include price swaps, collars, three-way collars and swaptions. These derivative activities are intended to support oil and natural gas prices at targeted levels and to manage our exposure to oil and natural gas price fluctuations. We do not hold or issue derivative instruments for speculative trading purposes.

     As of December 31, 2010, the fair market value of Legacy’s commodity derivative positions was a net liability of $14.7 million. As of December 31, 2009, the fair market value of Legacy’s commodity derivative positions was a net asset of $6.9 million. We routinely monitor the credit default risk of our counterparties via risk monitoring services. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives for 2011 through December 31, 2015, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investing Activities.”

     If oil prices decline by $1.00 per Bbl, then the standardized measure of our combined proved reserves as of December 31, 2010 would decline from $774.8 million to $759.1 million, or 2%. If natural gas prices decline by $0.10 per Mcf, then the standardized measure of our combined proved reserves as of December 31, 2010 would decline from $774.8 million to $770.8 million, or 0.5%. However, larger decreases in oil and natural gas prices may have a proportionately greater impact on our standardized measure.

Interest Rate Risks

     At December 31, 2010, Legacy had debt outstanding of $325 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for the year ended December 31, 2010 was 3.36%. A 1% increase in LIBOR on Legacy’s outstanding debt as of December 31, 2010 would result in an estimated $0.6 million increase in annual interest expense, as Legacy has entered into interest rate swaps to mitigate the volatility of interest rates through December of 2013 on $264 million of floating rate debt to a weighted-average fixed rate of 3.05%.

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

     Our management, with the participation of our general partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation and subject to the foregoing, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide reasonable assurance that such controls and procedures were effective to accomplish their objectives.

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

     There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     As of December 31, 2010, management assessed the effectiveness of Legacy’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included design, effectiveness and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets. Based on that assessment, management determined that Legacy maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.

     BDO USA, LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2010, which is set forth below under “Attestation Report.”

Attestation Report

     Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Unitholders
Legacy Reserves LP
Midland, Texas

     We have audited Legacy Reserves LP’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Legacy Reserves LP’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

     In our opinion, Legacy Reserves LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Legacy Reserves LP as of December 31, 2010 and 2009, and the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Houston, Texas
March 4, 2011

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     We intend to include the information required by this Item 10 in Legacy’s definitive proxy statement for its 2011 annual meeting of unitholders under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

     We intend to include information with respect to executive compensation in Legacy’s definitive proxy statement for its 2011 annual meeting of unitholders under the heading “Executive Compensation,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

     We intend to include information regarding Legacy’s securities authorized for issuance under equity compensation plans and ownership of Legacy’s outstanding securities in Legacy’s definitive proxy statement for its 2011 annual meeting of unitholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” respectively, which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     We intend to include the information regarding related party transactions in Legacy’s definitive proxy statement for its 2011 annual meeting of unitholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     We intend to include information regarding principal accountant fees and services in Legacy’s definitive proxy statement for its 2011 annual meeting of unitholders under the heading “Independent Registered Public Accounting Firm,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2010.

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

3.6	—	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC
4.1	—
Registration Rights Agreement dated June 29, 2006, between Henry Holdings LP and Legacy Reserves LP and Legacy Reserves GP, LLC (the “Henry Registration Rights Agreement”) (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 4.2)

4.2	—	Registration Rights Agreement dated March 15, 2006, by and among Legacy Reserves LP, Legacy Reserves GP, LLC and the other parties there to (the “Founders Registration Rights Agreement”) (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 4.3)
4.3	—	Registration Rights Agreement dated April 16, 2007, by and among Nielson & Associates, Inc., Legacy Reserves GP, LLC and Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed May 14, 2007, Exhibit 4.4)
10.1	—	Amended and Restated Credit Agreement dated as of March 27, 2009 among Legacy Reserves LP, BNP Paribas, as administrative agent, Wachovia Bank, N.A., as syndication agent, Compass Bank, as documentation agent, and the Lenders party thereto (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed April 1, 2009, Exhibit 10.1)
10.2	—	First Amendment, dated March 31, 2010, to the Amended and Restated Credit Agreement dated as of March 27, 2009 among Legacy Reserves LP, BNP Paribas, as administrative agent, Wachovia Bank, N.A., as syndication agent, Compass Bank, as documentation agent, and the Lenders party thereto (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K (File No. 001-33249) filed April 5, 2010, Exhibit 10.1)

Exhibit
Number			Description
10.3	†	—	Legacy Reserves, LP Long-Term Incentive Plan (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.5)
10.4	†	—
First Amendment of Legacy Reserves LP to Long Term Incentive Plan dated June 16, 2006 (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed October 5, 2006, Exhibit 10.17)

10.5	†	—
Amended and Restated Legacy Reserves LP Long-Term Incentive Plan effective as of August 17, 2007 (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed August 23, 2007, Exhibit 10.1)

10.6	†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Restricted Unit Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.6)

10.7	†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Unit Option Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.7)

10.8	†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Unit Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.8)

10.9	†	—	Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed February 4, 2008, Exhibit 10.1)
10.10	†	—	Employment Agreement dated as of March 15, 2006, between Cary D. Brown and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333- 134056) filed May 12, 2006, Exhibit 10.9)
10.11	†	—	Section 409A Compliance Amendment to Employment Agreement dated December 31, 2008, between Cary D. Brown and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed December 31, 2008, Exhibit 10.1)
10.12	†	—	Employment Agreement dated as of March 15, 2006, between Steven H. Pruett and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.10)
10.13	†	—	Section 409A Compliance Amendment to Employment Agreement dated December 31, 2008, between Steven H. Pruett and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed December 31, 2008, Exhibit 10.2)
10.14	†	—	Employment Agreement dated as of March 15, 2006, between Kyle A. McGraw and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.11)
10.15	†	—	Section 409A Compliance Amendment to Employment Agreement dated December 31, 2008, between Kyle A. McGraw and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed December 31, 2008, Exhibit 10.3)
10.16	†	—	Employment Agreement dated as of March 15, 2006, between Paul T. Horne and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333- 134056) filed May 12, 2006, Exhibit 10.12)
10.17	†	—	Section 409A Compliance Amendment to Employment Agreement dated December 31, 2008, between Paul T. Horne and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed December 31, 2008, Exhibit 10.4)
10.18	†	—	Employment Agreement dated as of March 15, 2006, between William M. Morris and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.13)
10.19	†	—	Section 409A Compliance Amendment to Employment Agreement dated December 31, 2008, between William M. Morris and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed December 31, 2008, Exhibit 10.5)

Exhibit
Number		Description
10.20	—
Participation Agreement dated as of September 24, 2008, between Black Oak Resources, LLC and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q filed November 7, 2008, Exhibit 10.1)

10.21	—
Mutual Termination Agreement and Release dated as of October 19, 2009, by and between Black Oak Resources, LLC and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q (File No. 001-33249) filed November 6, 2009, Exhibit 10.1)

10.22	—
Purchase and Sale Agreement dated December 17, 2009, by and between St. Mary Land & Exploration Company and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed February 23, 2010, Exhibit 10.1)

10.23*	—	Purchase and Sale Agreement dated November 5, 2010, by and between COG Operating LLC and Legacy Reserves Operating LP
10.24	—
Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Objective) (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed February 18, 2010, Exhibit 99.1)

10.25†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Subjective) (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed February 18, 2010, Exhibit 99.2)

21.1*	—	List of subsidiaries of Legacy Reserves LP
23.1*	—	Consent of BDO USA, LLP
23.2*	—	Consent of LaRoche Petroleum Consultants, Ltd.
31.1*	—	Rule 13a-14(a) Certification of CEO (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	—	Rule 13a-14(a) Certification of CFO (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)
99.1*		Summary Reserve Report from LaRoche Petroleum Consultants, Ltd.
____________________

*	Filed herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March, 2011.

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

Signature	Title	Date
/S/ CARY D. BROWN	Chief Executive Officer and Chairman of the Board	March 4, 2011
Cary D. Brown	(Principal Executive Officer)
/S/ STEVEN H. PRUETT	President, Chief Financial Officer and Secretary	March 4, 2011
Steven H. Pruett	(Principal Financial Officer)
/S/ WILLIAM M. MORRIS	Vice President, Chief Accounting Officer and Controller	March 4, 2011
William M. Morris	(Principal Accounting Officer)
/S/ KYLE A. MCGRAW	Executive Vice President and Director	March 4, 2011
Kyle A. McGraw
/S/ DALE A. BROWN	Director	March 4, 2011
Dale A. Brown
/S/ WILLIAM R. GRANBERRY	Director	March 4, 2011
William R. Granberry
/S/ G. LARRY LAWRENCE	Director	March 4, 2011
G. Larry Lawrence
/S/ WILLIAM D. SULLIVAN	Director	March 4, 2011
William D. Sullivan
/S/ KYLE D. VANN	Director	March 4, 2011
Kyle D. Vann

Report of Independent Registered Public Accounting Firm

Board of Directors and Unitholders
Legacy Reserves LP
Midland, Texas

     We have audited the accompanying consolidated balance sheets of Legacy Reserves LP as of December 31, 2010 and 2009 and the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legacy Reserves LP at December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, during 2009 the Partnership changed its reserve estimates and related disclosures as a result of adopting new oil and natural gas reserve estimation and disclosure requirements.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Legacy Reserves LP’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 4, 2011

LEGACY RESERVES LP

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	2010	2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,478	$4,217
Accounts receivable, net:
Oil and natural gas	27,050	18,070
Joint interest owners	10,378	4,547
Other	91	364
Fair value of derivatives (Notes 8 and 9)	7,763	20,090
Prepaid expenses and other current assets	1,838	2,323
Total current assets	50,598	49,611
Oil and natural gas properties, at cost:
Proved oil and natural gas properties, at cost, using the successful efforts
method of accounting:	1,174,498	847,120
Unproved properties	12,543	214
Accumulated depletion, depreciation and amortization	(343,205)	(271,909)
	843,836	575,425
Other property and equipment, net of accumulated depreciation and
amortization of $2,437 and $1,448, respectively	2,917	1,512
Deposits on pending acquisitions	112	6,500
Operating rights, net of amortization of $2,529 and $1,979, respectively	4,488	5,038
Fair value of derivatives (Notes 8 and 9)	4,000	11,026
Other assets, net of amortization of $4,809 and $2,785, respectively	3,331	4,334
Investment in equity method investee	144	47
Total assets	$909,426	$653,493

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$631	$1,580
Accrued oil and natural gas liabilities	29,654	13,890
Fair value of derivatives (Notes 8 and 9)	14,882	18,762
Asset retirement obligation (Note 11)	18,333	13,506
Other (Notes 8 and 13)	9,455	6,488
Total current liabilities	72,955	54,226
Long-term debt (Note 3)	325,000	237,000
Asset retirement obligation (Note 11)	92,929	71,411
Fair value of derivatives (Notes 8 and 9)	25,540	12,149
Other long-term liabilities	1,263	47
Total liabilities	517,687	374,833
Commitments and contingencies (Note 6)
Unitholders’ equity:
Limited partners’ equity — 43,528,776 and 34,880,474 units issued and
outstanding at December 31, 2010 and December 31 2009, respectively	391,662	278,627
General partner’s equity (approximately 0.05%)	77	33
Total unitholders’ equity	391,739	278,660
Total liabilities and unitholders’ equity	$909,426	$653,493

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(In thousands, except per unit data)
Revenues:
Oil sales	$172,754	$103,319	$157,973
Natural gas liquids sales (NGL)	13,670	11,565	15,862
Natural gas sales	29,965	22,395	41,589
Total revenues	216,389	137,279	215,424
Expenses:
Oil and natural gas production	69,228	48,814	52,004
Production and other taxes	12,683	8,145	12,712
General and administrative	19,265	15,502	11,396
Depletion, depreciation, amortization and accretion	62,894	58,763	63,324
Impairment of long-lived assets	13,412	9,207	76,942
Loss on disposal of assets	592	378	602
Total expenses	178,074	140,809	216,980
Operating income (loss)	38,315	(3,530)	(1,556)
Other income (expense):
Interest income	10	9	93
Interest expense (Notes 3, 8 and 9)	(25,766)	(13,222)	(21,153)
Equity in income of partnership	97	31	108
Realized and unrealized net gains (losses) on
commodity derivatives (Notes 8 and 9)	(1,400)	(75,554)	176,943
Other	90	(11)	116
Income (loss) before income taxes	11,346	(92,277)	154,551
Income tax expense	(537)	(554)	(48)
Income (loss) from continuing operations	10,809	(92,831)	154,503
Gain on sale of discontinued operation	—	—	3,704
Net income (loss)	$10,809	$(92,831)	$158,207
Income (loss) from continuing operations per unit —
basic and diluted	$0.27	$(2.89)	$5.05
Gain on discontinued operation per unit —
basic and diluted	$—	$—	$0.12
Income (loss) per unit — basic and diluted (Note 12)	$0.27	$(2.89)	$5.17
Weighted average number of units used in
computing net income (loss) per unit —
Basic	40,233	32,163	30,596
Diluted	40,237	32,163	30,616

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF UNITHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Number of			Total
	Limited Partner	Limited	General	Unitholders’
	Units	Partner	Partner	Equity
	(In thousands)
Balance, December 31, 2007	29,671	$255,629	$101	$255,730
Costs associated with private placement equity
offering in the year ended December 31, 2007	—	(5)	—	(5)
Units issued to Legacy Board of Directors
for services	13	263	—	263
Compensation expense on restricted unit awards
issued to employees	—	342	—	342
Vesting of restricted units	20	—	—	—
Units issued in COP III acquisition	1,345	27,000	—	27,000
Distributions to unitholders, $1.98 per unit	—	(60,904)	—	(60,904)
Net income	—	158,114	93	158,207
Balance, December 31, 2008	31,049	380,439	194	380,633
Units issued to Legacy Board of Directors
for services	16	259	—	259
Compensation expense on restricted unit awards
issued to employees	—	103	—	103
Vesting of restricted units	20	—	—	—
Net proceeds from equity offering	3,795	57,221	—	57,221
Redemption of investment from MBN Operating LP	—	—	(81)	(81)
Distributions to unitholders, $2.08 per unit	—	(66,616)	(28)	(66,644)
Net loss	—	(92,779)	(52)	(92,831)
Balance, December 31, 2009	34,880	278,627	33	278,660
Units issued to Legacy Board of Directors
for services	11	226	—	226
Compensation expense on restricted unit awards
issued to employees	—	516	—	516
Vesting of restricted units	3	—	—	—
Net proceeds from equity offerings	8,338	179,053	—	179,053
Units issued in exchange for oil and natural
gas properties	297	5,959	—	5,959
Net distributions to unitholders, $2.08 per unit	—	(83,522)	38	(83,484)
Net income	—	10,803	6	10,809
Balance, December 31, 2010	43,529	$391,662	$77	$391,739

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$10,809	$(92,831)	$158,207
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	62,894	58,763	63,324
Amortization of debt issuance costs	2,023	1,646	748
Impairment of long-lived assets	13,412	9,207	76,942
(Gain) loss on derivatives	8,728	71,764	(167,980)
Equity in income of partnership	(97)	(31)	(108)
Unit-based compensation	3,146	2,728	961
(Gain) loss on disposal of assets	592	378	(3,102)
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(8,980)	(5,872)	6,827
(Increase) decrease in accounts receivable, joint interest owners	(5,831)	2,718	(3,012)
(Increase) decrease in accounts receivable, other	273	(304)	(34)
(Increase) decrease in other current assets	389	1,859	(4,094)
Increase (decrease) in accounts payable	(949)	(4,370)	3,630
Increase (decrease) in accrued oil and natural gas liabilities	15,764	(3,310)	7,098
Increase (decrease) in other liabilities	(802)	(4,863)	1,578
Total adjustments	90,562	130,313	(17,222)
Net cash provided by operating activities	101,371	37,482	140,985
Cash flows from investing activities:
Investment in oil and natural gas properties	(308,883)	(22,389)	(216,390)
(Increase) decrease in deposit on pending acquisition	6,388	(6,500)	—
Proceeds from sale of assets	—	51	—
Investment in other equipment	(2,394)	(345)	(1,590)
Goodwill	(494)	—	—
Net cash settlements on commodity derivatives	20,137	52,477	(40,233)
Investment in equity method investee	—	(6)	178
Net cash provided by (used in) investing activities	(285,246)	23,288	(258,035)
Cash flows from financing activities:
Proceeds from long-term debt	369,000	61,000	255,000
Payments of long-term debt	(281,000)	(106,000)	(83,000)
Payments of debt issuance costs	(433)	(4,549)	(1,144)
Proceeds from issuance of units, net	179,053	57,221	(6)
Redemption of investment from MBN Operating LP	—	(81)	—
Distributions to unitholders	(83,484)	(66,644)	(60,904)
Net cash provided by (used in) financing activities	183,136	(59,053)	109,946
Net increase in cash and cash equivalents	(739)	1,717	(7,104)
Cash and cash equivalents, beginning of period	4,217	2,500	9,604
Cash and cash equivalents, end of period	$3,478	$4,217	$2,500
Non-Cash Investing and Financing Activities:
Asset retirement obligation costs and liabilities	$7,248	$182	$38,829
Asset retirement obligations associated with property acquisitions	$17,618	$3,505	$25,023
Units issued in exchange for oil and natural gas properties	$5,959	$—	$27,000
Non-cash exchange of oil and gas properties:
Properties received in exchange	$—	$—	$6,523
Properties delivered in exchange	$—	$—	$(3,122)

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

   (c) Trade Accounts Receivable

     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Legacy routinely assesses the financial strength of its customers. Bad debts are recorded based on an account-by-account review. Accounts are written off after all means of collection have been exhausted and potential recovery is considered remote. Legacy does not have any off-balance-sheet credit exposure related to its customers (see Note 10).

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

     Depreciation and depletion of producing oil and natural gas properties is recorded based on units of production. Acquisition costs of proved properties are amortized on the basis of all proved reserves, developed and undeveloped, and capitalized development costs (wells and related equipment and facilities) are amortized on the basis of proved developed reserves. As more fully described below, proved reserves are estimated annually by Legacy’s independent petroleum engineer, LaRoche Petroleum Consultants, Ltd., and are subject to future revisions based on availability of additional information. Legacy’s in-house reservoir engineers prepare an updated estimate of reserves each quarter. Depletion is calculated each quarter based upon the latest estimated reserves data available. Legacy changed its assumption regarding future selling prices during 2009 as required by new SEC rules and accounting standards, which affected our net proved oil and natural gas reserves and resulted in an increase in depletion expense for 2009 of approximately $2.1 million. As discussed in Note 11, asset retirement costs are recognized when the asset is placed in service, and are amortized over proved reserves using the units of production method. Asset retirement costs are estimated by Legacy’s engineers using existing regulatory requirements and anticipated future inflation rates.

     Upon sale or retirement of complete fields of depreciable or depletable property, the book value thereof, less proceeds from sale or salvage value, is charged to income. On sale or retirement of an individual well the proceeds are credited to accumulated depletion and depreciation.

     Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows based on management’s expectations of future oil and natural gas prices. For the year ended December 31, 2010, Legacy recognized $13.4 million of impairment expense on 67 separate producing fields related primarily to the decline in realized natural gas prices during the year combined with rising operating costs on select fields which reduced the estimated future cash flows for these fields. For the year ended December 31, 2009, Legacy recognized $9.2 million of impairment expense on 20 separate producing fields related primarily to the decline in realized natural gas prices during the year combined with rising operating costs on select fields which reduced the estimated future cash flows for these fields. For the year ended December 31, 2008, Legacy recognized $76.9 million of impairment expense on 101 separate producing fields related primarily to the decline in oil and natural gas prices during the year which reduced the estimated future cash flows for these fields.

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

   (e) Oil and Natural Gas Reserve Quantities

     Legacy’s estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. LaRoche Petroleum Consultants, Ltd. prepares a reserve and economic evaluation of all Legacy’s properties on a well-by-well basis utilizing information provided to it by Legacy and information available from state agencies that collect information reported to it by the operators

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Legacy’s properties. The estimate of Legacy’s proved reserves as of December 31, 2010 and 2009 have been prepared and presented in accordance with new SEC rules and accounting standards. These new rules were effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on 12-month un-weighted first-day-of-the-month average pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-year pricing.

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

     In May 2006, the State of Texas enacted a margin-based franchise tax law that replaced the existing franchise tax. This tax is commonly referred to as the Texas margin tax and is assessed at a 1% rate. Corporations, limited partnerships, limited liability companies, limited liability partnerships and joint ventures are examples of the types of entities that are subject to the tax. The tax is considered an income tax and is determined by applying a tax rate to a base that considers both revenues and expenses. The Texas margin tax became effective for franchise tax reports due on or after January 1, 2008.

     Legacy recorded income tax expense of $536,872, $553,795 and $48,148 for the years ended December 31, 2010, 2009 and 2008, respectively, which consists primarily of the Texas margin tax and federal income tax on a corporate subsidiary which employs full and part-time personnel providing services to the Partnership. The Partnership’s total effective tax rate differs from statutory rates for federal and state purposes primarily due to being structured as a limited partnership, which is a pass-through entity for federal income tax purposes.

     Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. In addition, individual unitholders have different investment bases depending upon the timing and price of acquisition of their common units, and each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the consolidated financial statements. As a result, the aggregate difference in the basis of net assets for financial and tax reporting purposes cannot be readily determined as the Partnership does not have access to information about each unitholder’s tax attributes in the Partnership. However, with respect to the Partnership, the Partnership’s book basis in its net assets exceeds the Partnership’s net tax basis by $541 million at December 31, 2010.

   (g) Derivative Instruments and Hedging Activities

     Legacy uses derivative financial instruments to achieve more predictable cash flows by reducing its exposure to oil, NGL and natural gas price fluctuations and interest rate changes. Legacy does not specifically designate derivative instruments as cash flow hedges, even though they reduce its exposure to changes in oil and natural gas

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prices and interest rate changes. Therefore, Legacy records the change in the fair market values of oil, NGL and natural gas derivatives in current earnings. Changes in the fair values of interest rate derivatives are recorded in interest expense (see Note 9).

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

     To the extent actual volumes and prices of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded as “Accounts receivable - oil and natural gas” in the accompanying consolidated balance sheets.

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

     Natural gas imbalances occur when Legacy sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If Legacy receives less than its entitled share, the underproduction is recorded as a receivable. Legacy did not have any significant natural gas imbalance positions as of December 31, 2010, 2009 or 2008.

     Legacy is paid a monthly operating fee for each well it operates for outside owners. The fee covers monthly general and administrative costs. As the operating fee is a reimbursement of costs incurred on behalf of third parties, the fee has been netted against general and administrative expense.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   (j) Investments

     Undivided interests in oil and natural gas properties owned through joint ventures are consolidated on a proportionate basis. Investments in entities where Legacy exercises significant influence, but not a controlling interest, are accounted for by the equity method. Under the equity method, Legacy’s investments are stated at cost plus the equity in undistributed earnings and losses after acquisition.

   (k) Intangible assets

     Legacy has capitalized certain operating rights acquired in the acquisition of oil and gas properties. The operating rights, which have no residual value, are amortized over their estimated economic life of approximately 15 years beginning July 1, 2006. Amortization expense is included as an element of depletion, depreciation, amortization and accretion expense. Impairment will be assessed on a quarterly basis or when there is a material change in the remaining useful life. The expected amortization expense for 2011, 2012, 2013, 2014 and 2015 is $505,000, $497,000, $493,000, $484,000 and $444,000, respectively.

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

   (p) Unit-Based Compensation

     Concurrent with the Formation Transaction on March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was created. Due to Legacy’s history of cash settlements for option exercises, Legacy accounts for unit options under the liability method which requires the Partnership to recognize the fair value of each unit option at the end of each period. Expense is recognized as a change in the liability from period to period. Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at December 31, 2010, do not include 83,703 units related to unvested restricted unit awards.

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

     The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. Legacy adopted ASU 2010-06 effective December 31, 2009, and the adoption did not have a significant impact on our consolidated financial statements. Legacy has made all required disclosures.

     In December, 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations, which addresses the diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amended guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the amended guidance expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

     The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, which is the Partnership’s fiscal period beginning January 1, 2011. Early adoption is permitted. Legacy adopted the amended guidance on January 1, 2011, the adoption of which did not impact Legacy’s results of operations, cash flows or financial position as this guidance provides only disclosure requirements.

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

     Long-term incentive plan obligations. See Note 13 for discussion of process used in estimating the fair value of the long-term incentive plan obligations.

     Commodity price derivatives. See Note 8 for discussion of process used in estimating the fair value of commodity price derivatives.

     Interest rate derivatives. See Note 8 for discussion of process used in estimating the fair value of interest rate derivatives.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   (3) Credit Facility

     As an integral part of the formation of Legacy, Legacy entered into a credit agreement with a senior credit facility (the “Legacy Facility”). Legacy pledged oil and natural gas properties as collateral for borrowings under the Legacy Facility. The initial terms of the Legacy Facility permitted borrowings in the lesser amount of (i) the borrowing base, or (ii) $300 million, increased to $500 million pursuant to the Third Amendment effective October 24, 2007. The borrowing base under the Legacy Facility was initially set at $130 million as of March 15, 2006 and ultimately increased to $410 million pursuant to the Fifth Amendment. Under the Legacy Facility, as amended, interest on debt outstanding was charged based on Legacy’s selection of a LIBOR rate plus 1.50% to 2.125%, or the alternate base rate (“ABR”) which equaled the higher of the prime rate or the Federal funds effective rate plus 0.50%, plus an applicable margin between 0% and 0.50%.

     On March 27, 2009, the Legacy Facility was replaced by a new three-year secured revolving credit facility with BNP Paribas as administrative agent (the “New Credit Agreement”). Borrowings under the New Credit Agreement mature on April 1, 2012. The New Credit Agreement permits borrowings in the lesser amount of (i) the borrowing base, or (ii) $600 million. The borrowing base under the New Credit Agreement was $410 million as of December 31, 2010. The borrowing base is redetermined every six months and will be adjusted based upon changes in the fair market value of Legacy’s oil and natural gas assets. Under the New Credit Agreement, interest on debt outstanding is charged based on Legacy’s selection of a LIBOR rate plus 2.25% to 3.0%, or the alternate base rate (“ABR”) which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or LIBOR plus 1.50%, plus an applicable margin between 0.75% and 1.50%.

     As of December 31, 2010, Legacy had outstanding borrowings of $325 million at a weighted average interest rate of 3.04%. Thus, Legacy had approximately $85 million of availability remaining. For the year ended December 31, 2010, Legacy paid $8.7 million of interest expense on the New Credit Agreement. The New Credit Agreement also contains covenants that, among other things, require Legacy to maintain specified ratios or conditions as follows:
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
     Interest expense, as defined in the Credit Agreement, differs from interest expense for GAAP purposes, most notably in that it excludes mark-to-market adjustments for interest rate derivatives. At December 31, 2010, Legacy was in compliance with all aspects of the New Credit Agreement.

     Long-term debt consists of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)
Legacy Facility - due April 2012	$325,000	$237,000

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Acquisitions

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

   Pantwist Acquisition

     On October 1, 2008, Legacy purchased all of the membership interests of Pantwist LLC (the “Pantwist Acquisition”) from Cano Petroleum, Inc. for a net purchase price of $40.6 million. Pantwist owned certain oil and natural gas properties in Carson, Gray, Hutchison and Moore counties in the Texas Panhandle. The effective date of this purchase was July 1, 2008. The $40.6 million purchase price was allocated with $3.5 million recorded as lease and well equipment and $37.1 million of leasehold costs. Asset retirement obligations of $2.2 million were recorded in connection with this acquisition. The operations of the Pantwist properties have been included from their acquisition on October 1, 2008.

   Wyoming Acquisition

     On February 17, 2010, Legacy purchased certain oil and natural gas properties located in Wyoming from a third party for a net cash purchase price of $125.5 million (the “Wyoming Acquisition”). The purchase price was financed partially with net proceeds from Legacy’s January 2010 public offering of units and the remainder with borrowings from the New Credit Agreement. The effective date of this purchase was November 1, 2009. The operating results from these Wyoming Acquisition properties have been included from their acquisition on February 17, 2010.

     The allocation of the purchase price to the fair value of the acquired assets and liabilities assumed was as follows (in thousands):

Proved oil and natural gas properties including related equipment	$124,115
Unproved properties	6,143
Total assets	130,258
Future abandonment costs	(4,709)
Fair value of net assets acquired	$125,549

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   COG Acquisition

     On December 22, 2010, Legacy purchased certain oil and natural gas properties located primarily in the Permian Basin from COG Operating LLC, a wholly owned subsidiary of Concho Resources Inc., for a net cash purchase price of $100.8 million (the “COG Acquisition”). The purchase price was financed partially with net proceeds from Legacy’s November 2010 public offering of units and the remainder with borrowings from the New Credit Agreement. The effective date of this purchase was October 1, 2010. The operating results from these COG Acquisition properties have been included from their acquisition on December 22, 2010.

     The allocation of the purchase price to the fair value of the acquired assets and liabilities assumed was as follows (in thousands):

Proved oil and natural gas properties including related equipment	$104,248
Unproved properties	5,072
Total assets	109,320
Future abandonment costs	(8,506)
Fair value of net assets acquired	$100,814

   Pro Forma Operating Results

     The following table reflects the unaudited pro forma results of operations as though the COP III and Pantwist acquisitions had each occurred on January 1, 2008 and as though the Wyoming and COG acquisitions had each occurred on January 1, 2009 and 2010. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Revenues	$245,690	$186,289	$230,448
Net income (loss)	$16,154	$(92,804)	$163,229
Income (loss) per unit — basic and diluted:	$0.40	$(2.89)	$5.26
Units used in computing income (loss) per unit:
Basic	40,233	32,163	31,037
Diluted	40,237	32,163	31,057

     The amount of revenues and revenues in excess of direct operating expenses included in our consolidated statements of operations for the Wyoming and COG acquisitions is shown in the table that follows. Direct operating expenses include lease operating expenses and production and other taxes.

Year Ended
December 31,
2010
Wyoming Acquisition	(In thousands)
Revenues	$27,147
Excess of revenues over direct operating expenses	$15,398
COG Acquisition
Revenues	$659
Excess of revenues over direct operating expenses	$402

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Related Party Transactions

     Cary D. Brown, Legacy’s Chairman and Chief Executive Officer, and Kyle A. McGraw, Legacy’s Executive Vice President – Business Development and Land, own partnership interests which, in turn, own a combined non-controlling 4.16% interest as limited partners in a partnership which owns the building that Legacy occupies. Monthly rent is $28,034, without respect to property taxes and insurance. The lease expires in September 2015.

     Legacy uses Lynch, Chappell and Alsup for legal services. Alan Brown, son of Dale Brown, a director of Legacy, and brother of Cary Brown, is a less than ten percent shareholder in this firm. Legacy paid legal fees to this firm of $184,118, $153,298 and $100,392 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

   Revenue and Trade Receivables

     Substantially all of Legacy’s accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact Legacy’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, Legacy has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2010, 2009 or 2008. Legacy cannot ensure that such losses will not be realized in the future. A listing of oil and natural gas purchasers exceeding 10% of Legacy’s sales is presented in Note 10.

   Commodity Derivatives

     Due to the volatility of oil and natural gas prices, Legacy periodically enters into price-risk management transactions (e.g., swaps, swaptions or collars) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. Legacy values these transactions at fair value on a recurring basis (Note 8). As of December 31, 2010, Legacy’s commodity derivative transactions have a fair value unfavorable to the Partnership of $14.7 million, collectively. Legacy enters into commodity derivative transactions with members of its revolving credit facility, who Legacy’s management believes are major, creditworthy financial institutions. In addition, Legacy reviews and assesses the creditworthiness of these institutions on a routine basis.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Fair Value Measurements

     Legacy follows the provisions of ASC 820-10, Fair Value Measurements, for financial assets and liabilities measured at fair value on a recurring basis. As defined in ASC 820-10, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). Legacy’s valuation models are primarily industry standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, and (c) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 3 instruments primarily include derivative instruments, such as basis swaps, NGL derivative swaps, natural gas derivative swaps for those derivatives that are indexed to the West Texas Waha, ANR-Oklahoma and CIG indices, commodity collars and oil swaptions. Although Legacy utilizes third party broker quotes to assess the reasonableness of our prices and valuation techniques, Legacy does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 2.

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   Fair Value on a Recurring Basis

     The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and 2009:

	Fair Value Measurements Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Total Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value as of
	(In thousands)
LTIP liability(a)	$—	$(3,414)	$—	$(3,414)
Oil, NGL and natural gas derivative swaps	—	(10,917)	9,884	(1,033)
Oil collars	—	—	7,907	7,907
Interest rate swaps	—	(6,669)	—	(6,669)
Total as of December 31, 2009	$—	$(21,000)	$17,791	$(3,209)
LTIP liability(a)	$—	$(5,819)	$—	$(5,819)
Oil, NGL and natural gas derivative swaps	—	(39,304)	18,545	(20,759)
Oil collars	—	—	2,836	2,836
Oil swaptions	—	—	3,259	3,259
Interest rate swaps	—	(13,996)	—	(13,996)
Total as of December 31, 2010	$—	$(59,119)	$24,640	$(34,479)

____________________

(a)	See Note 13 for further discussion on unit-based compensation expenses related to the LTIP liability for certain grants accounted for under the liability method.

     Legacy estimates the fair values of the swaps based on published forward commodity price curves for the underlying commodities as of the date of the estimate for those commodities for which published forward pricing is readily available. For those commodity derivatives for which forward commodity price curves are not readily available, Legacy estimates, with the assistance of third-party pricing experts, the forward curves as of the date of the estimate. Legacy estimates the option value of the contract floors and ceilings and oil swaptions using an option pricing model which takes into account market volatility, market prices, contract parameters and discount rates based on published LIBOR rates and interest swap rates. In order to estimate the fair value of our interest rate swaps, Legacy uses a yield curve based on money market rates and interest rate swaps, extrapolate a forecast of future interest rates, estimate each future cash flow, derive discount factors to value the fixed and floating rate cash flows of each swap, and then discount to present value all known (fixed) and forecasted (floating) swap cash flows. Curve building and discounting techniques used to establish the theoretical market value of interest bearing securities are based on readily available money market rates and interest swap market data. The determination of the fair values above incorporates various factors including the impact of our non-performance risk and the credit standing of the counterparties involved in the Partnership’s derivative contracts. The risk of nonperformance by the Partnership’s counterparties is mitigated by the fact that such counterparties (or their affiliates) are also bank lenders under the Partnership’s revolving credit facility. In addition, Legacy routinely monitors the creditworthiness of its counterparties.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant
	Unobservable
	Inputs
	(Level 3)
	December 31,
	2010	2009	2008
	(In thousands)
Beginning balance	$17,791	$28,985	$(4,502)
Total gains	16,368	1,727	3,005
Settlements	(9,518)	(12,921)	1,482
Ending balance	$24,641	$17,791	$28,985
Change in unrealized gains (losses) included in earnings relating to derivatives
still held as of December 31, 2010, 2009 and 2008	$6,850	$(11,194)	$33,487

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

   Fair Value on a Non-Recurring Basis

     Legacy follows the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. As it relates to Legacy, the statement applies to certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; impaired oil and natural gas property assessments; and the initial recognition of asset retirement obligations for which fair value is used.

     These estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, Legacy has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of Legacy’s asset retirement obligation is presented in Note 11.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     New assets measured at fair value during the year ended December 31, 2010 and 2009 include:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Total Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value
	(In thousands)
Assets:
Proved oil and natural gas properties —
Impairment(a)	$—	$—	$7,916	$7,916
Proved oil and natural gas properties —
Acquisitions(b)	$—	$—	$8,280	$8,280
Total at December 31, 2009	$—	$—	$16,196	$16,196

Proved oil and natural gas properties —
Impairment(a)	$—	$—	$10,439	$10,439
Proved oil and natural gas properties —
Acquisitions(b)	$—	$—	$281,925	$281,925
Total at December 31, 2010	$—	$—	$292,364	$292,364

____________________

(a)	Legacy utilizes ASC 360-10-35 to periodically review oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the year ended December 31, 2009, Legacy incurred impairment charges of $9.2 million as oil and natural gas properties with a net cost basis of $17.1 million were written down to their fair value of $7.9 million. During the year ended December 31, 2010, Legacy incurred impairment charges of $13.4 million as oil and natural gas properties with a net cost basis of $23.8 million were written down to their fair value of $10.4 million. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

(b)	Legacy utilizes ASC 805-10 to identify and record the fair value of assets and liabilities acquired in a business combination. During the year ended December 31, 2009, Legacy acquired oil and natural gas properties with a fair value of $8.3 million in eight individually immaterial transactions. During the year ended December 31, 2010, Legacy acquired oil and natural gas properties with a fair value of $281.9 million in the Wyoming and COG Acquisitions and 25 additional individually immaterial transactions. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

(9) Derivative Financial Instruments

   Commodity derivatives

     Due to the volatility of oil and natural gas prices, Legacy periodically enters into price-risk management transactions (e.g., swaps, swaptions or collars) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits Legacy’s ability to benefit from increases in the price of oil and natural gas, it also reduces Legacy’s potential exposure to adverse price movements. Legacy’s arrangements, to the extent it enters into any, apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit Legacy’s potential gains from future increases in prices. None of these instruments are used for trading or speculative purposes.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     For the years ended December 31, 2010, 2009, and 2008, Legacy recognized realized and unrealized gains (losses) related to its oil, NGL and natural gas derivatives. The impact on net income (loss) from commodity derivative activities was as follows:

	December 31,
	2010	2009	2008
	(In thousands)
Crude oil derivative contract settlements	$9,263	$37,919	$(38,185)
Natural gas liquid derivative contract settlements	(39)	733	(3,025)
Natural gas derivative contract settlements	10,913	13,825	977
Total commodity derivative contract settlements	20,137	52,477	(40,233)
Unrealized change in fair value — oil contracts	(27,522)	(123,507)	195,909
Unrealized change in fair value — natural gas liquid contracts	39	(1,348)	4,537
Unrealized change in fair value — natural gas contracts	5,946	(3,176)	16,730
Total unrealized change in fair value of commodity derivative
contracts	(21,537)	(128,031)	217,176
Total realized and unrealized gain (loss) on commodity
derivative contracts	$(1,400)	$(75,554)	$176,943

     As of December 31, 2010, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
2011(a)	2,098,310	$88.16	$67.33 - $140.00
2012(a)	1,511,121	$83.05	$67.72 - $109.20
2013(a)	1,051,243	$84.73	$80.10 - $90.50
2014	513,514	$88.68	$87.50 - $90.50
2015	145,051	$90.50	$90.50
____________________

(a)	On October 6, 2010, as part of an oil swap transaction entered into with a counterparty, we sold two call options to the counterparty that allows the counterparty to extend a swap transaction covering calendar year 2011 to either 2012, 2013 or both calendar years. The counterparty must exercise or decline the option covering calendar year 2012 on December 30, 2011 and the option covering calendar year 2013 on December 31, 2012. If exercised, we would pay the counterparty floating prices and receive a fixed price of $98.25 on annual notional volumes of 183,000 Bbls in 2012 and 182,500 Bbls in 2013. The premium paid by the counterparty for the two call options was paid to us in the form of an increase in the fixed price that we will receive pursuant to the 2011 swap of $98.25 per Bbl on 182,500 Bbls, or 500 Bbls per day, rather than the prevailing market price of approximately $87.00 per Bbl. These additional potential volumes are not reflected in the above table.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     As of December 31, 2010, Legacy had the following NYMEX West Texas Intermediate crude oil collar contracts that combine a long put option or “floor” with a short call option or “ceiling” as indicated below:

		Floor	Ceiling
Calendar Year	Volumes (Bbls)	Price	Price
2011	68,300	$120.00	$156.30
2012	65,100	$120.00	$156.30

     As of December 31, 2010, Legacy had the following NYMEX West Texas Intermediate crude oil derivative three-way collar contracts that combine a long and short put with a short call as indicated below:

		Average	Average	Average
Calendar Year	Volumes (Bbls)	Short Put	Long Put	Short Call
2012	73,200	$60.00	$85.00	$99.81
2013	270,370	$60.00	$85.00	$107.02
2014	354,380	$60.00	$85.00	$115.38
2015	331,550	$60.00	$85.00	$118.91

     As of December 31, 2010, Legacy had the following ANR-OK, CIG-Rockies and Waha natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
2011	3,585,816	$6.98	$4.15 - $8.70
2012	2,906,990	$6.97	$4.72 - $8.70
2013	1,950,254	$6.13	$5.00 - $6.89
2014	609,104	$6.36	$5.95 - $6.47

   Interest rate derivatives

     Due to the volatility of interest rates, Legacy periodically enters into interest rate risk management transactions in the form of interest rate swaps for a portion of its outstanding debt balance. These transactions allow Legacy to reduce exposure to interest rate fluctuations. While the use of these arrangements limits Legacy’s ability to benefit from decreases in interest rates, it also reduces Legacy’s potential exposure to increases in interest rates. Legacy’s arrangements, to the extent it enters into any, apply to only a portion of its outstanding debt balance, provide only partial protection against interest rate increases and limit Legacy’s potential savings from future interest rate declines. It is never management’s intention to hold or issue derivative instruments for speculative trading purposes. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in overhedged amounts.

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     As the term of Legacy’s interest rate swaps extends through December 2013, a period that extends beyond the term of the New Credit Agreement, which expires on April 1, 2012, Legacy did not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings and classified as an adjustment of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	December 31,
	2010	2009	2008
	(In thousands)
Interest rate swap settlements	$7,407	$5,558	$672
Unrealized change in fair value — interest rate swaps	7,328	(3,790)	8,963
Total increase to interest expense, net	$14,735	$1,768	$9,635

     The table below summarizes the interest rate swap liabilities as of December 31, 2010.

				Estimated
				Fair Market Value
	Fixed	Effective	Maturity	at December 31,
Notional Amount	Rate	Date	Date	2010
	(Dollars in thousands)
$29,000	4.090%	10/16/2007	10/16/2013	$(2,416)
$13,000	4.110%	11/16/2007	11/16/2013	(1,107)
$12,000	4.110%	11/28/2007	11/28/2013	(1,012)
$60,000	2.650%	4/1/2008	4/1/2013	(2,349)
$50,000	3.100%	10/10/2008	10/10/2013	(2,779)
$50,000	3.090%	10/10/2008	10/10/2013	(2,765)
$50,000	2.295%	12/18/2008	12/18/2013	(1,568)
Total Fair Market Value of interest
rate derivatives				$(13,996)

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Sales to Major Customers

     Legacy sold oil, NGL and natural gas production representing 10% or more of total revenues for the years ended December 31, 2010, 2009 and 2008 to the customers shown below:

	2010	2009	2008
Enterprise (Teppco) Crude Oil, LP	23%	22%	18%
Plains Marketing, LP	10%	10%	10%

     In the exploration, development and production business, production is normally sold to relatively few customers. Substantially all of Legacy’s customers are concentrated in the oil and natural gas industry and revenue can be materially affected by current economic conditions, the price of certain commodities such as crude oil and natural gas and the availability of alternate purchasers. Legacy believes that the loss of any of its major purchasers would not have a long-term material adverse effect on its operations.

(11) Asset Retirement Obligation

     ASC 410-20, requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at Legacy’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon Legacy’s periodic review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using Legacy’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost.

     The following table reflects the changes in the ARO during the years ended December 31, 2010, 2009, and 2008.

	December 31,
	2010	2009	2008
	(In thousands)
Asset retirement obligation — beginning of period	$84,917	$80,424	$15,920
Liabilities incurred with properties acquired	17,618	3,505	25,023
Liabilities incurred with properties drilled	631	182	456
Liabilities settled during the period	(1,993)	(2,255)	(440)
Liabilities associated with properties sold	—	—	(304)
Current period accretion	3,472	3,061	1,396
Current period revisions to previous estimates	6,617	—	38,373
Asset retirement obligation — end of period	$111,262	$84,917	$80,424

     Each year the Partnership reviews and, to the extent necessary, revises its asset retirement obligation estimates. During 2008, Legacy obtained new quotes and conducted a new study to evaluate the cost of decommissioning its properties. As a result, Legacy increased its estimates of future asset retirement obligations by $38.4 million to reflect recent costs incurred for plugging and abandonment activities in the Permian Basin of West Texas and southeast New Mexico, where a substantial portion of its wells and production facilities are located. No revisions

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of previous estimates were deemed necessary during the year ended December 31, 2009. During 2010, Legacy reviewed actual abandonment costs with previous estimates and, as a result, increased its estimates of future asset retirement obligations by $6.6 million to reflect increased costs incurred for plugging and abandonment costs.

(12) Earnings (Loss) Per Unit

     The following table sets forth the computation of basic and diluted net earnings (loss) per unit:

	December 31,
	2010	2009	2008
	(In thousands)
Income (loss) available to unitholders	$10,809	$(92,831)	$158,207
Weighted average number of units outstanding	40,233	32,163	30,596
Effect of dilutive securities:
Restricted units	4	—	20
Weighted average units and potential units outstanding	40,237	32,163	30,616
Basic and diluted earnings (loss) per unit	$0.27	$(2.89)	$5.17

     At December 31, 2009, 5,000 restricted units were outstanding, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

(13) Unit-Based Compensation

Long Term Incentive Plan

     Concurrent with the Legacy Formation on March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was created and Legacy adopted ASC 718. Legacy adopted the Legacy Reserves LP Long-Term Incentive Plan for its employees, consultants and directors, its affiliates and its general partner. The awards under the long-term incentive plan may include unit grants, restricted units, phantom units, unit options and unit appreciation rights (“UARs”). The long-term incentive plan permits the grant of awards covering an aggregate of 2,000,000 units. As of December 31, 2010 grants of awards net of forfeitures covering 1,371,415 units have been made, comprised of 266,014 unit option awards, 656,301 unit appreciation rights awards, 146,319 restricted unit awards, 246,738 phantom unit awards and 56,043 units granted to members of the board of directors of Legacy’s general partner. The LTIP is administered by the compensation committee of the board of directors of Legacy’s general partner.

     ASC 718 requires companies to measure the cost of employee services in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period of the award. However, ASC 718 stipulates that “if an entity that nominally has the choice of settling awards by issuing stock predominately settles in cash, or if entity usually settles in cash whenever an employee asks for cash settlement, the entity is settling a substantive liability rather than repurchasing an equity instrument.” Due to Legacy’s historical practice of settling options in cash, Legacy accounts for unit option grants by utilizing the liability method as described in ASC 718. The liability method requires companies to measure the cost of the employee services in exchange for a cash award based on the fair value of the underlying security at the end of the period. Compensation cost is recognized based on the change in the liability between periods.

   Unit Appreciation Rights and Unit Options

     A Unit Appreciation Right is a notional unit that entitles the holder, upon vesting, to receive cash valued at the difference between the closing price of units on the exercise date and the exercise price, as determined on the date of grant. Because these awards are settled in cash, Legacy is accounting for the UARs by utilizing the liability method.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     During the year ended December 31, 2008, Legacy issued (i) 104,000 UARs to employees which vest ratably over a three-year period and (ii) 108,450 UARs to employees which cliff-vest at the end of a three-year period. During the year ended December 31, 2009, Legacy issued (i) 9,500 UARs to employees which vest ratably over a three-year period and (ii) 116,951 UARs to employees which cliff-vest at the end of a three-year period. During the year ended December 31, 2010, Legacy issued (i) 75,500 UARs to employees which vest ratably over a three-year period and (ii) 116,951 UARs to employees which cliff-vest at the end of a three-year period. All UARs granted in 2008 and 6,000 of the UARs granted in 2009 expire five years from the grant date. The remaining 120,451 UARs granted in 2009 and all of the UARs granted in 2010 expire seven years from the grant date. All UARs granted in 2008, 2009 and 2010 are exercisable when they vest. There were no unit options granted in 2010, 2009 or 2008.

     For the years ended December 31, 2010, 2009 and 2008, Legacy recorded compensation expense of $2,068,896, $1,716,565 and income of $2,409, respectively, due to the changes in the compensation liability related to the above awards based on its use of the Black-Scholes model to estimate the December 31, 2010, 2009 and 2008 fair value of these awards and the exercise date fair value of awards exercised during the period. As of December 31, 2010, there was a total of $2.1 million of unrecognized compensation costs related to the un-exercised and non-vested portion of the UARs. At December 31, 2010, this cost was expected to be recognized over a weighted-average period of 2.0 years. Compensation expense is based upon the fair value as of the balance sheet date and is recognized as a percentage of the service period satisfied. Since Legacy’s trading history does not yet match the term of the outstanding unit option and UAR awards, it has used an estimated volatility factor of approximately 50% based upon a representative group of publicly-traded companies in the energy industry and employed the Black-Scholes model to estimate the December 31, 2010 fair value to be realized as compensation cost based on the percentage of the service period satisfied. Legacy has assumed an estimated forfeiture rate of 5%. As required by ASC 718, the Partnership will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.08 per unit.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     A summary of option and UAR activity for the year ended December 31, 2010, 2009 and 2008 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Units	Price	Term	Value
Outstanding at January 1, 2008	399,422	$19.73
Granted	212,450	$20.31
Exercised	(5,330)	$17.00		$34,313
Forfeited	(14,860)	$19.44
Outstanding at December 31, 2008	591,682	$19.97	3.5 years	$1,900 (a)
Options and UARs exercisable at
December 31, 2008	169,962	$18.76	2.3 years	$— (b)
Outstanding at January 1, 2009	591,682	$19.97
Granted	126,451	$15.85
Exercised	(667)	$8.36
Forfeited	(16,637)	$20.53
Outstanding at December 31, 2009	700,829	$19.23	3.16	$1,098,425
Options and UARs exercisable at
December 31, 2009	311,451	$19.30	1.78	$572,123
Outstanding at January 1, 2010	700,829	$19.23
Granted	192,451	$23.92
Exercised	(278,942)	$17.69
Forfeited	—	$—
Outstanding at December 31, 2010	614,338	$21.40	4.21	$4,504,283
Options and UARs exercisable at
December 31, 2010	168,669	$23.38	1.77	$904,350

____________________

(a)	At December 31, 2008, the market value of the Partnership’s units was $9.31, a price which was less than the average exercise price of outstanding options and UARs of $19.97. At December 31, 2008, there were 2,000 UARs with an intrinsic value of $0.95 per unit.

(b)	At December 31, 2008, there were no exercisable options or UARs with an intrinsic value due to the market value of the Partnership’s units of $9.31, a price which is less than the average exercise price of $18.76 per unit for exercisable options and UARs.

     The following table summarizes the status of the Partnership’s non-vested UARs since January 1, 2010:

	Non-Vested Options and UARs
		Weighted-
	Number of	Average Exercise
	Units	Price
Non-vested at January 1, 2010	389,378	$19.20
Granted	192,451	23.92
Vested — Unexercised	(89,519)	22.18
Vested — Exercised	(46,641)	19.20
Forfeited	—	—
Non-vested at December 31, 2010	445,669	$20.64

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Legacy has used a weighted-average risk free interest rate of 1.6% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at December 31, 2010. Expected life represents the period of time that options and UARs are expected to be outstanding and is based on the Partnership’s best estimate. The following table represents the weighted average assumptions used for the Black-Scholes option-pricing model:

	Year Ended December 31,
	2010	2009	2008
Expected life (years)	4	3.16	5
Annual interest rate	1.6%	1.7%	1.4%
Annual distribution rate per unit	$2.08	$2.08	$2.08
Volatility	50%	66%	84%

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

     On February 4, 2008, Legacy granted 2,750 phantom units to four employees which vest ratably over a three-year period, beginning at the date of grant. On May 1, 2008, Legacy granted 3,000 phantom units to an employee which vest ratably over a three-year period, beginning at the date of grant. On January 29, 2009, Legacy granted 4,500 phantom units to six employees which vest ratably over a three-year period, beginning at the date of grant. On May 31, 2010, Legacy granted 10,000 phantom units to an employee which vest ratably over a five-year period, beginning at the date of grant. On June 7, 2010, Legacy granted 15,000 phantom units to an employee which vest ratably over a five-year period, beginning at the date of grant. In conjunction with the above grants made prior to May 2010, the employees are entitled to dividend equivalent rights (“DERs”) for unvested units held at the date of dividend payment. In conjunction with the above grants made subsequent to May 2010, DERs will accumulate and accrue based on the total number of actual amounts vested and will be payable at the date of vesting.

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

     Expense associated with vesting is recognized over the period from the date vesting becomes probable to the end of the three year vesting period beginning at each year end. On February 4, 2008 the Compensation Committee approved the award of an aggregate of 28,000 phantom units to Legacy’s five executive officers. On January 29, 2009, the Compensation Committee approved the award of an aggregate of 49,000 phantom units to Legacy’s five executive officers. In conjunction with these grants, the executive officers are entitled to DERs for unvested units held at the date of dividend payment.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     On February 18, 2010, the Compensation Committee approved the award of 44,869 subjective, or service-based, phantom units and 71,619 objective, or performance-based, phantom units to Legacy’s five executive officers.

     Compensation expense related to the phantom units and associated DERs was $2,739,260, $1,051,644 and $346,104 for the years ended December 31, 2010, 2009 and 2008, respectively.

   Restricted Units

     On March 15, 2006, Legacy issued 52,616 units of restricted unit awards to two employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. On May 5, 2006, Legacy issued 12,500 units of restricted unit awards to an employee. The restricted units awarded vest ratably over a five-year period, beginning on March 31, 2006. On April 1, 2010, Legacy issued an aggregate of 81,203 restricted units to nine employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. Compensation expense related to restricted units was $515,507, $102,960 and $340,656 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was a total of $1,429,181 of unrecognized compensation costs related to the non-vested portion of these restricted units. At December 31, 2010, this cost was expected to be recognized over a weighted-average period of 2.2 years.

     Pursuant to the provisions of ASC 718, Legacy’s issued units as reflected in the accompanying consolidated balance sheet at December 31, 2010, do not include 83,703 units related to unvested restricted unit awards.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   Board Units

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

(14) Shelf Registration Statement

     During the second quarter of 2008, Legacy filed a registration statement with the SEC which registered an aggregate offering amount of up to $500 million of any combination of debt securities and units. Net proceeds, terms and pricing of securities to be issued under the 2008 shelf registration statement are determined at the time of the respective offering. The act of filing the shelf registration statement does not indicate that Legacy will or could sell any such securities. Legacy’s ability to utilize the shelf registration statement for the purpose of issuing, from time to time, any combination of debt securities or units will depend upon, among other things, market conditions and sufficient demand at prices acceptable to Legacy.

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

     In November of 2010, Legacy issued 3,450,000 units in a public offering at an undiscounted price of $25.36 per unit, for gross proceeds of $87.5 million, before underwriting discount and offering costs.

     As a result of these offerings, Legacy has approximately $252.5 million remaining available for issuance under its 2008 shelf registration statement as of December 31, 2010.

(15) Costs Incurred in Oil and Natural Gas Property Acquisition and Development Activities

     Costs incurred by Legacy in oil and natural gas property acquisition and development are presented below:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Development costs	$40,165	$13,909	$71,618
Exploration costs	—	—	—
Acquisition costs:
Proved properties	287,213	12,030	242,127
Unproved properties	12,329	137	—
Total acquisition, development and exploration costs	$339,707	$26,076	$313,745

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. Development costs include costs incurred to gain access to and prepare development well locations for drilling, to drill and equip development wells, and to provide facilities to extract, treat, and gather natural gas.

(16) Net Proved Oil and Natural Gas Reserves (Unaudited)

     The proved oil and natural gas reserves of Legacy have been estimated by an independent petroleum engineer, LaRoche Petroleum Consultants, Ltd. (“LaRoche”), as of December 31, 2010, 2009 and 2008. These reserve estimates have been prepared in compliance with the Securities and Exchange Commission rules and accounting standards based on year-end prices and costs for December 31, 2008 and based on the 12-month un-weighted first-day-of-the-month average price for December 31, 2010 and 2009. The estimates of Legacy’s proved reserves as of December 31, 2010 and 2009 have been prepared and presented under new SEC rules and accounting standards. These new rules and standards are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserve estimates using revised reserve definitions and revised pricing based on 12-month un-weighted first-day-of-the-month average pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-year pricing. As a result of this change in pricing methodology, direct comparisons of previously reported reserves amounts may be more difficult. For instance, our proved reserves as of December 31, 2009 under the previous rules would have been approximately 41.2 MMBoe, compared to 37.1 MMBoe under the new rules. Additionally, our standardized measure as of December 31, 2009 would have been $613.3 million under the previous rules compared to $360.2 million under the new rules.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The table below includes the reserves associated with the COP III and Pantwist acquisitions which are reflected in the December 31, 2008 balances and the Wyoming and COG acquisitions which are reflected in the December 31, 2010 balances. An analysis of the change in estimated quantities of oil and natural gas reserves, all of which are located within the United States, is shown below:

			Natural
	Oil	NGL	Gas
	(MBbls)	(MBbls)	(MMcf)
Total Proved Reserves:
Balance, December 31, 2007	19,589	4,025	50,860
Purchases of minerals-in-place	4,337	1,342	17,665
Sales of minerals-in-place	(241)	—	(112)
Revisions from drilling and recompletions	265	(16)	615
Revisions of previous estimates due to price	(5,658)	(1,322)	(6,666)
Revisions of previous estimates due to performance	(13)	586	1,758
Production	(1,660)	(309)	(4,838)

Balance, December 31, 2008	16,619	4,306	59,282
Purchases of minerals-in-place	465	—	1,016
Revisions from drilling and recompletions	141	(16)	53
Revisions of previous estimates due to price	4,149	1,038	2,913
Revisions of previous estimates due to performance	2,098	43	4,221
Production	(1,800)	(360)	(5,055)

Balance, December 31, 2009	21,672	5,011	62,430
Purchases of minerals-in-place	10,913	128	17,891
Revisions from drilling and recompletions	251	—	324
Revisions of previous estimates due to price	2,215	428	794
Revisions of previous estimates due to performance	1,435	(359)	6,501
Production	(2,334)	(307)	(5,204)

Balance, December 31, 2010	34,152	4,901	82,736

Proved Developed Reserves:
December 31, 2007	17,434	3,954	45,455
December 31, 2008	14,682	4,254	54,354
December 31, 2009	17,809	4,977	53,141
December 31, 2010	29,579	4,701	72,850

Proved Undeveloped Reserves:
December 31, 2007	2,155	71	5,405
December 31, 2008	1,937	52	4,928
December 31, 2009	3,863	34	9,289
December 31, 2010	4,573	200	9,886

     As of December 31, 2010 and 2009, Legacy identified 163 gross (103.7 net) and 168 gross (111.6 net) proved undeveloped drilling locations (“PUD”), respectively, representing 6,420 MBoe and 5,445 MBoe, respectively. Of the 163 gross locations at December 31, 2010, 95 were identified and economically viable at December 31, 2009.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2010, Legacy drilled 42 gross (18.1 net) wells, of which 24 (828 MBoe) were identified as proved undeveloped locations as of December 31, 2009 and the remainder were proved undeveloped locations identified during the year ended December 31, 2010. Legacy removed 49 gross locations during 2010, 7 (184 MBoe) due to a lease expiration and 42 (1,458 MBoe) due to timing, as Legacy had not acted on these PUD locations within a five-year timeframe. Additionally, during 2010 Legacy added 16 (783 MBoe) PUD locations through acquisition activities and 52 (2,172 MBoe) PUD locations as a result of revisions to previous estimates from either price or performance.

(17)	Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves (Unaudited)

     Summarized in the following table is information for Legacy inclusive of the COP III and Pantwist acquisitions in 2008 and the Wyoming and COG acquisitions in 2010 with respect to the standardized measure of discounted future net cash flows relating to proved reserves. Future cash inflows are computed by applying year-end prices relating to Legacy’s proved reserves to the year-end quantities of those reserves for the year ended December 31, 2008, and by applying the 12-month un-weighted first-day-of-the-month average price for the years ended December 31, 2009 and 2010 as a result of the adoption of ASU 2010-03 effective on December 31, 2009. Future production, development, site restoration, and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. Future net cash flows have not been adjusted for commodity derivative contracts outstanding at the end of each year. Federal income taxes have not been deducted from future production revenues in the calculation of standardized measure as each partner is separately taxed on their share of Legacy’s taxable income. In addition, Texas margin taxes and the federal income taxes associated with a corporate subsidiary, as discussed in Note 1(f), have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure.

	December 31,
	2010	2009	2008
	(In thousands)
Future production revenues	$3,216,270	$1,660,752	$1,137,239
Future costs:
Production	(1,521,324)	(833,240)	(593,756)
Development	(143,079)	(102,217)	(78,457)
Future net cash flows before income taxes	1,551,867	725,295	465,026
10% annual discount for estimated timing of cash flows	(777,043)	(365,119)	(230,011)
Standardized measure of discounted net cash flows	$774,824	$360,176	$235,015

     The standardized measure is based on the following oil and natural gas prices realized over the life of the properties at the wellhead as of the following dates:

	December 31,
	2010	2009	2008
Oil (per Bbl) (a)	$75.96	$57.65	$41.00
Natural Gas (per MMBtu) (b)	$4.38	$3.87	$5.71
____________________

(a)
The quoted oil price is the West Texas Intermediate physical spot price as of December 31 of the applicable year for fiscal year 2008. This price correlates to a NYMEX near month futures price of $44.60 per Bbl. The quoted oil price for fiscal years 2009 and 2010 is the 12-month un-weighted average first-day-of-the-month West Texas Intermediate physical spot price for each month of 2009 and 2010.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)
The quoted gas price is the Henry Hub physical spot price as of December 31 of the applicable year for fiscal year 2008. This price correlates to a NYMEX near month futures price of $5.62 per MMBtu for December 31, 2008. The quoted gas price for fiscal years 2009 and 2010 is the 12-month un-weighted average first-day-of-the-month Henry Hub physical spot price for each month of 2009 and 2010.

     The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Increase (decrease):
Sales, net of production costs	$(134,482)	$(80,319)	$(150,707)
Net change in sales prices, net of production costs(a)	222,292	156,523	(456,158)
Changes in estimated future development costs	18,465	6,184	15,096
Revisions of previous estimates due to infill drilling,
recompletions and stimulations	10,303	1,270	1,261
Revisions of previous quantity estimates due to prices
and performance	35,198	5,311	1,117
Previously estimated development costs incurred	12,621	3,893	7,469
Purchases of minerals-in place	213,196	7,332	72,327
Ownership interest corrections	—	—	(2,429)
Sales of minerals in place	—	—	(6,069)
Other	1,979	1,653	(3,595)
Accretion of discount	35,076	23,314	66,165
Net increase (decrease)	414,648	125,161	(455,523)
Standardized measure of discounted future net cash flows:
Beginning of year	360,176	235,015	690,538
End of year	$774,824	$360,176	$235,015

____________________

(a)	The net effect of ASU 2010-03 for fiscal year 2009 is reflected in this line item.

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

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18) Selected Quarterly Financial Data (Unaudited)

For the three-month periods ended:

	March 31	June 30	September 30	December 31
2010	(In thousands, except per unit data)
Revenues:
Oil sales	$37,748	$41,631	$42,620	$50,755
Natural gas liquids sales	3,750	3,432	2,956	3,532
Natural gas sales	8,169	6,569	7,198	8,029
Total revenues	49,667	51,632	52,774	62,316
Expenses:
Oil and natural gas production	15,070	17,792	16,585	19,781
Production and other taxes	2,919	2,954	3,096	3,714
General and administrative	4,761	4,047	4,536	5,921
Depletion, depreciation, amortization and accretion	13,115	16,067	16,175	17,537
Impairment of long-lived assets	7,916	471	4,173	852
Loss on disposal of assets	14	(155)	453	280
Total expenses	43,795	41,176	45,018	48,085
Operating Income	5,872	10,456	7,756	14,231
Interest income	3	3	3	1
Interest expense	(7,333)	(9,004)	(8,215)	(1,214)
Equity in income of partnership	23	25	22	27
Realized and unrealized gain (loss) on oil, NGL
and natural gas swaps	11,861	38,298	(19,819)	(31,740)
Other	(33)	121	(15)	17
Net income (loss) before income taxes	10,393	39,899	(20,268)	(18,678)
Income taxes	(173)	(453)	83	6
Net income (loss)	$10,220	$39,446	$(20,185)	$(18,672)
Net income (loss) per unit — basic and diluted	$0.26	$0.98	$(0.50)	$(0.45)
Production volumes:
Oil (MBbl)	504	580	607	643
Natural Gas Liquids (Mgal)	3,457	3,253	3,070	3,110
Natural Gas (MMcf)	1,216	1,249	1,332	1,407
Total (Mboe)	789	866	902	951

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three-month periods ended:

	March 31	June 30	September 30	December 31
2009	(In thousands, except per unit data)
Revenues:
Oil sales	$16,465	$24,604	$28,637	$33,613
Natural gas liquids sales	2,069	2,478	3,367	3,651
Natural gas sales	4,525	4,773	5,894	7,203
Total revenues	23,059	31,855	37,898	44,467
Expenses:
Oil and natural gas production	12,002	11,468	12,517	12,827
Production and other taxes	1,353	1,887	2,251	2,654
General and administrative	3,368	3,900	4,001	4,233
Depletion, depreciation, amortization
and accretion	16,621	13,549	13,302	15,291
Impairment of long-lived assets	1,156	452	2,375	5,224
Loss on disposal of assets	208	31	26	113
Total expenses	34,708	31,287	34,472	40,342
Operating Income (Loss)	(11,649)	568	3,426	4,125
Interest income	1	5	3	—
Interest expense	(4,259)	1,761	(8,612)	(2,112)
Equity in income of partnership	(2)	—	16	17
Realized and unrealized gain (loss) on oil, NGL
and natural gas swaps	19,505	(59,172)	4,452	(40,339)
Other	4	6	(1)	(20)
Net income (loss) before income taxes	$3,600	$(56,832)	$(716)	$(38,329)
Income taxes	(111)	(160)	(135)	(148)
Net income (loss)	$3,489	$(56,992)	$(851)	$(38,477)
Net income (loss) per unit — basic and diluted	$0.11	$(1.83)	$(0.03)	$(1.10)
Production volumes:
Oil (MBbl)	460	441	438	461
Natural Gas Liquids (Mgal)	3,388	3,843	4,084	3,803
Natural Gas (MMcf)	1,249	1,259	1,306	1,241
Total (Mboe)	749	742	753	758

(19) Subsequent Events

     On January 18, 2011, the board of directors of Legacy’s general partner declared a $0.525 per unit cash distribution for the quarter ended December 31, 2010 to all unitholders of record on January 31, 2011. This distribution was paid on February 14, 2011.