Form 10-Q
period 2011-06-30
LEGACY RESERVES LP
filed 2011-08-04
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

43,660,744 units representing limited partner interests in the registrant were outstanding as of August 4, 2011.

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

Proved reserves.  Proved oil and gas reserves are those quantities of oil and gas, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30, 2011	December 31, 2010
	(In thousands)
Current assets:
Cash and cash equivalents	$7,632	$3,478
Accounts receivable, net:
Oil and natural gas	34,628	27,050
Joint interest owners	16,430	10,378
Other	291	91
Fair value of derivatives (Notes 6 and 7)	4,681	7,763
Prepaid expenses and other current assets	4,993	1,838
Total current assets	68,655	50,598
Oil and natural gas properties, at cost:
Proved oil and natural gas properties, at cost, using the successful efforts method of accounting	1,289,724	1,174,498
Unproved properties	12,543	12,543
Accumulated depletion, depreciation and amortization	(383,197)	(343,205)
	919,070	843,836
Other property and equipment, net of accumulated depreciation and amortization of $2,987 and $2,437, respectively	2,798	2,917
Deposits on pending acquisitions	132	112
Operating rights, net of amortization of $2,781 and $2,529, respectively	4,236	4,488
Fair value of derivatives (Notes 6 and 7)	293	4,000
Other assets, net of amortization of $5,619 and $4,809, respectively	7,364	3,331
Investment in equity method investee	216	144
Total assets	$1,002,764	$909,426

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND UNITHOLDERS' EQUITY
	June 30, 2011	December 31, 2010
	(In thousands)
Current liabilities:
Accounts payable	$5,180	$631
Accrued oil and natural gas liabilities	48,307	29,654
Fair value of derivatives (Notes 6 and 7)	21,677	14,882
Asset retirement obligation (Note 8)	18,700	18,333
Other (Note 10)	7,803	9,455
Total current liabilities	101,667	72,955
Long-term debt (Note 2)	405,000	325,000
Asset retirement obligation (Note 8)	96,053	92,929
Fair value of derivatives (Notes 6 and 7)	46,884	25,540
Other long-term liabilities	1,338	1,263
Total liabilities	650,942	517,687
Commitments and contingencies (Note 5)
Unitholders' equity:
Limited partners' equity - 43,566,497 and 43,528,776 units issued and outstanding at June 30, 2011 and December 31, 2010, respectively	351,724	391,662
General partner's equity (approximately 0.05%)	98	77
Total unitholders' equity	351,822	391,739
Total liabilities and unitholders' equity	$1,002,764	$909,426
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per unit data)
Revenues:
Oil sales	$73,569	$41,631	$132,834	$79,378
Natural gas liquids sales (NGL)	4,722	3,432	8,972	7,182
Natural gas sales	14,544	6,569	23,797	14,738
Total revenues	92,835	51,632	165,603	101,298

Expenses:
Oil and natural gas production	23,438	17,792	47,195	32,862
Production and other taxes	5,533	2,954	9,890	5,873
General and administrative	4,455	4,047	10,813	8,808
Depletion, depreciation, amortization and accretion	22,146	16,067	41,706	29,181
Impairment of long-lived assets	144	471	1,191	8,387
Gain on disposal of assets	(235)	(155)	(645)	(142)
Total expenses	55,481	41,176	110,150	84,969

Operating income	37,354	10,456	55,453	16,329

Other income (expense):
Interest income	5	3	7	7
Interest expense (Notes 2, 6 and 7)	(6,492)	(9,004)	(9,869)	(16,338)
Equity in income of partnership	43	25	72	48
Realized and unrealized net gains (losses) on commodity derivatives (Notes 6 and 7)	35,606	38,298	(39,850)	50,158
Other	(62)	121	(58)	88
Income before income taxes	66,454	39,899	5,755	50,292
Income tax expense	(601)	(453)	(271)	(626)
Net income	$65,853	$39,446	$5,484	$49,666

Income per unit - basic and diluted (Note 9)	$1.51	$0.98	$0.13	$1.25
Weighted average number of units used in computing net income per unit -
basic	43,563	40,072	43,546	39,646
diluted	43,563	40,078	43,549	39,646

 See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF UNITHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

	Number of Limited Partner Units	Limited Partner	General Partner	Total Unitholders' Equity
	(In thousands)
Balance, December 31, 2010	43,529	$391,662	$77	$391,739
Units issued to Legacy Board of Directors for services	8	246	—	246
Compensation expense on restricted unit awards issued to employees		373	—	373
Vesting of restricted units	30
Net costs of equity offering		(9)	—	(9)
Net distributions to unitholders, $1.055 per unit		(46,030)	19	(46,011)
Net income		5,482	2	5,484
Balance, June 30, 2011	43,567	$351,724	$98	$351,822

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$5,484	$49,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	41,706	29,181
Amortization of debt issuance costs	810	974
Impairment of long-lived assets	1,191	8,387
(Gain) loss on derivatives	39,538	(42,697)
Equity in income of partnership	(72)	(48)
Unit-based compensation	(231)	66
Gain on disposal of assets	(645)	(142)
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(7,578)	(2,218)
Increase in accounts receivable, joint interest owners	(6,052)	(1,161)
Increase in accounts receivable, other	(200)	(31)
(Increase) decrease in other current assets	(3,282)	297
Increase (decrease) in accounts payable	4,549	(224)
Increase in accrued oil and natural gas liabilities	18,653	9,391
Increase (decrease) in other liabilities	(2,127)	499
Total adjustments	86,260	2,274
Net cash provided by operating activities	91,744	51,940
Cash flows from investing activities:
Investment in oil and natural gas properties	(111,792)	(160,882)
(Increase) decrease in deposits on pending acquisitions	(20)	6,500
Investment in other equipment	(430)	(1,633)
Goodwill	—	(494)
Net cash settlements on commodity derivatives	(4,611)	8,971
Net cash used in investing activities	(116,853)	(147,538)
Cash flows from financing activities:
Proceeds from long-term debt	190,000	195,000
Payments of long-term debt	(110,000)	(152,000)
Payments of debt issuance costs	(4,717)	(426)
Proceeds from issuance of units, net	(9)	95,436
Distributions to unitholders	(46,011)	(41,716)
Net cash provided by financing activities	29,263	96,294
Net increase in cash and cash equivalents	4,154	696
Cash and cash equivalents, beginning of period	3,478	4,217

Cash and cash equivalents, end of period	$7,632	$4,913

Non-Cash Investing and Financing Activities:

Asset retirement obligation costs and liabilities	$(592)	$363
Asset retirement obligations associated with property acquisitions	$4,026	$6,779
Units issued in exchange for oil and natural gas properties	—	5,959
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

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements for and as of the three and six months ended June 30, 2011 and 2010.

(b)	Recently Issued Accounting Pronouncements

In December, 2010, the Financial Accounting Standards Board ("FASB") issued ASU 2010-29, Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations, which addresses the diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amended guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the amended guidance expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.
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

Previous Credit Agreement: On March 27, 2009, Legacy entered into a three-year secured revolving credit facility with BNP Paribas as administrative agent (the “Previous Credit Agreement”). Borrowings under the Previous Credit Agreement were set to mature on April 1, 2012. The Previous Credit Agreement permitted borrowings in the lesser amount of (i) the borrowing base, or (ii) $600 million. The borrowing base under the Previous Credit Agreement, initially set at $340 million, was increased to $410 million on March 31, 2010. Under the Previous Credit Agreement, interest on debt outstanding was charged based on Legacy’s selection of a LIBOR rate plus 2.25% to 3.0%, or the alternate base rate (“ABR”) which equaled the highest of the prime rate, the Federal funds effective rate plus 0.50% or LIBOR plus 1.50%, plus an applicable margin between 0.75% and 1.50%.

Current Credit Agreement: On March 10, 2011, Legacy entered into an amended and restated five-year $1 billion secured revolving credit facility with BNP Paribas as administrative agent (the "Current Credit Agreement"). Borrowings under the Current Credit Agreement mature on March 10, 2016. The amount available for borrowing at any one time is limited to the borrowing base, currently at $500 million, with a $2 million sub-limit for letters of credit. The borrowing base is subject to semi-annual re-determinations on April 1 and October 1 of each year, commencing October 1, 2011. Additionally, either Legacy or the lenders may, once during each calendar year, elect to re-determine the borrowing base between scheduled re-determinations. Legacy also has the right, once during each calendar year, to request the re-determination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Under the Current Credit Agreement, interest on debt outstanding is charged based on Legacy's selection of a one-, two-, three- or six-month LIBOR rate plus 1.75% to 2.75%, or the ABR which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or one-month LIBOR plus 1.00%, plus an applicable margin from 0.75% to 1.75% per annum, determined by the percentage of the borrowing base then in effect that is drawn.

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

As of June 30, 2011, Legacy had outstanding borrowings of $405 million at a weighted-average interest rate of 2.72%. Legacy had approximately $94.9 million of availability remaining under the Current Credit Agreement as of June 30, 2011. For the six month period ended June 30, 2011, Legacy paid in cash an aggregate of $5.5 million of interest expense on the Previous and Current Credit Agreements. Legacy’s revolving credit facility also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

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

Interest expense, as defined in the Current Credit Agreement, differs from interest expense for GAAP purposes, most notably in that it excludes mark-to-market adjustments for interest rate derivatives. At June 30, 2011, Legacy was in compliance with all aspects of the Current Credit Agreement.

Long-term debt consists of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(In thousands)
Legacy Facility- due March 2016	$405,000	$325,000

(3)  Acquisitions

Wyoming Acquisition

On February 17, 2010, Legacy purchased certain oil and natural gas properties located in Wyoming from a third party for a net cash purchase price of $125.5 million (the "Wyoming Acquisition"). The purchase price was financed partially by Legacy’s January 2010 public offering of units and the remainder with borrowings from the Previous Credit Agreement. The effective date of this purchase was November 1, 2009. The operating results from these Wyoming Acquisition properties have been included from their acquisition on February 17, 2010.

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

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the Wyoming and COG Acquisitions had occurred on January 1, 2010. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2010
	(In thousands)
Revenues	$57,822	$118,752
Net income	$40,513	$53,510
Income per unit - basic and diluted	$1.01	$1.35
Units used in computing income per unit
basic	40,072	39,646

diluted	40,078	39,646

Post-Acquisition Operating Results

The amount of revenues and revenues in excess of direct operating expenses included in our consolidated statements of operations for the Wyoming and COG Acquisitions is shown in the table that follows. Direct operating expenses include lease operating expenses and production and other taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Wyoming Acquisition
Revenues	$10,469	$7,327	$19,223	$11,580
Excess of revenues over direct operating expenses	$5,997	$3,419	$10,177	$5,795
COG Acquisition
Revenues	$8,671	$—	$14,589	$—
Excess of revenues over direct operating expenses	$5,928	$—	$9,363	$—

(4)	Related Party Transactions

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

Legacy uses Lynch, Chappell and Alsup for legal services. Alan Brown, son of Dale Brown, a director of Legacy, and brother of Cary D. Brown, is a less than ten percent shareholder in this firm. Legacy paid legal fees to Lynch, Chappell and Alsup of $94,626 and $124,562 for the six months ended June 30, 2011 and 2010, respectively.

(5)	Commitments and Contingencies

From time to time Legacy is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, except as discussed below, Legacy is not currently a party to any proceeding that it believes could have a potential material adverse effect on its financial condition, results of operations or cash flows.

On April 15, 2011, the Eleventh Court of Appeals, in an appeal styled Raven Resources, LLC, Appellant v. Legacy Reserves Operating, LP, Appellee, on appeal from the 385th District Court, Midland County, Texas, reversed and rendered in part and reversed and remanded in part the trial court's summary judgment, dated November 10, 2009, in favor of Legacy Reserves Operating, LP ("LROLP"), a subsidiary of Legacy Reserves, LP.

In its original petition to the trial court, filed August 15, 2008, Raven Resources, LLC ("Raven") had sought, among other things, a declaratory judgment that the purchase and sale agreement dated July 11, 2007 (the "PSA") providing for the purchase by LROLP of various non-operated oil and natural gas properties and interests primarily in the Permian Basin for $20.3 million, subject to adjustment, was void, as a matter of law, alleging an employee of Raven had forged the signature of David Stewart, Raven's managing member. Raven also asked the trial court to rescind the transaction, and to account for all proceeds received by LROLP since the properties were originally conveyed. Further, Raven alleged that LROLP had failed to pay the full purchase price for the properties as David Stewart had allegedly only been aware of a June 27, 2007 draft of a purchase agreement, which provided for a $26.6 million purchase price, whereas the PSA, following property due diligence, contained a reduced purchase price of $20.3 million. Raven alleged that David Stewart, despite having signed 35 assignments incorporating the PSA as well as a certificate acknowledging Mr. Stewart had executed the PSA, was not aware of the revised terms of the PSA, nor the amounts of payments made to Raven until August 27, 2007, when Mr. Stewart purportedly discovered the employee's fraud. With the proceeds received from Legacy at the closing of the transaction on August 3, 2007, Raven had paid its debts and its partners. In addition, Raven alleged that LROLP benefitted from the fraud promulgated by Michael Lee, and asked the trial court for damages in excess of $6 million. Raven does not claim that Legacy knew about the forgery.

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

Legacy intends to pursue all available legal options regarding the further appeal of this ruling, which include the filing of a motion of re-hearing with the Court of Appeals on June 6, 2011. At this time, Legacy cannot predict the Court of Appeals' or any other court's action, or the eventual outcome of this matter. Therefore, any liability that might arise as a result of this matter is not probable or estimable at this time. Legacy currently believes that any outcome, which may include no payment, the unwinding of the transaction (which Legacy expects would have an effect of less than $6 million) or a payment of approximately $6 million to Raven, will not have a material impact on its financial condition or ability to make cash distributions at expected levels, though it could have a material adverse effect on its net income (loss).

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

Legacy has employment agreements with its officers that specify that if the officer is terminated, by Legacy for other than cause or following a change in control, the officer shall receive severance pay of 24 and 36 months salary plus bonus and COBRA benefits, respectively.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011:

	Fair Value Measurements at June 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as off
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2011
	(In thousands)
LTIP liability (a)	$—	$(4,969)	$—	$(4,969)
Oil, NGL and natural gas derivative swaps	—	(59,335)	15,679	(43,656)
Oil and natural gas collars	—	—	(2,151)	(2,151)
Oil Swaptions	—	—	(4,097)	(4,097)
Interest rate swaps	—	(13,683)	—	(13,683)
Total	$—	$(77,987)	$9,431	$(68,556)

(a)	See Note 10 for further discussion on unit-based compensation expenses and the related LTIP liability for certain grants accounted for under the liability method.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Beginning balance	$3,837	$24,374	$24,641	$17,791
Total gains or (losses)	8,421	2,638	(9,042)	10,846
Settlements	(2,827)	(2,561)	(6,168)	(4,186)
Ending balance	$9,431	$24,451	$9,431	$24,451

Change in unrealized gains (losses) included in earnings relating to derivatives
still held as of June 30, 2011 and 2010	$5,594	$77	$(15,210)	$6,660

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

Assets measured at fair value during the six-month period ended June 30, 2011 include:

	Fair Value Measurements at June 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2011
	(In thousands)
Assets:
Proved oil and natural gas properties - Impairment (a)	$—	$—	$643	$643
Proved oil and natural gas properties - Acquisitions (b)	$—	$—	$82,496	$82,496
Total	$—	$—	$83,139	$83,139

a.
Legacy utilizes ASC 360-10-35 to periodically review oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. During the six-month period ended June 30, 2011, Legacy incurred impairment charges of $1.2 million as oil and natural gas properties with a net cost basis of $1.8 million were written down to their fair value of $0.6 million. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

b.
Legacy utilizes ASC 805-10 to identify and record the fair value of assets and liabilities acquired in a business combination. During the six-month period ended June 30, 2011, Legacy acquired oil and natural gas properties with a fair value of $82.5 million in 17 individually immaterial transactions. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

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

All of these price risk management transactions are considered derivative instruments and are accounted for in accordance with ASC 815. These derivative instruments are intended to reduce Legacy’s price risk and may be considered hedges for economic purposes but Legacy has chosen not to designate them as cash flow hedges for accounting purposes. Therefore, all derivative instruments are recorded on the balance sheet at fair value with changes in fair value being recorded in earnings for the three and six months ended June 30, 2011 and 2010.

By using derivative instruments to mitigate exposures to changes in commodity prices, Legacy is exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes Legacy, which creates repayment risk. Legacy minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties that are parties to its Current Credit Agreement.

For the three and six months ended June 30, 2011 and 2010, Legacy recognized realized and unrealized gains and losses related to its oil, NGL and natural gas derivative transactions. The net gain (loss) from derivative activities was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Crude oil derivative contract settlements	$(8,852)	$1,284	$(9,992)	$4,191
Natural gas liquid derivative contract settlements	—	—	—	(39)
Natural gas derivative contract settlements	2,565	2,899	5,381	4,819
Total commodity derivative contract settlements	(6,287)	4,183	(4,611)	8,971
Unrealized change in fair value - oil contracts	41,745	36,039	(32,363)	35,211
Unrealized change in fair value - natural gas liquid contracts	—	—	—	39
Unrealized change in fair value - natural gas contracts	148	(1,924)	(2,876)	5,937
Total unrealized change in fair value of commodity derivative contracts	41,893	34,115	(35,239)	41,187
Total realized and unrealized gain (loss) on commodity derivative contracts	$35,606	$38,298	$(39,850)	$50,158

As of June 30, 2011, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
July - December 2011(a)	1,077,784	$89.04	$67.33 - $140.00
2012(a)	1,511,121	$83.05	$67.72 - $109.20
2013(a)	1,051,243	$84.73	$80.10 - $90.50
2014	513,514	$88.68	$87.50 - $90.50
2015	145,051	$90.50	90.50

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

As of June 30, 2011, Legacy had the following NYMEX West Texas Intermediate crude oil derivative collar contracts that combine a long put option or “floor” with a short call option or “ceiling” as indicated below:

		Floor	Ceiling
Calendar Year	Volumes (Bbls)	Price	Price
July - December 2011	34,400	$120.00	$156.30
2012	65,100	$120.00	$156.30

As of June 30, 2011, Legacy had the following NYMEX West Texas Intermediate crude oil derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average	Average	Average
Calendar Year	Volumes (Bbls)	Short Put Price	Long Put Price	Short Call Price
2012	329,400	$67.50	$93.33	$112.65
2013	452,870	$63.02	$88.63	$110.19
2014	536,880	$62.55	$88.06	$115.55
2015	514,050	$63.20	$88.20	$119.18

As of June 30, 2011, Legacy had the following NYMEX West Texas Waha, ANR-OK and CIG-Rockies natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
July - December 2011	3,416,408	$5.73	$4.15 - $8.70
2012	4,406,990	$6.21	$4.72 - $8.70
2013	3,270,254	$5.72	$5.00 - $6.89
2014	1,749,104	$5.76	$5.40 - $6.47
2015	1,020,000	$5.80	$5.79 - $5.82

As of June 30, 2011, Legacy had the following West Texas Waha natural gas derivative collar contract that combines a long put option or "floor" with a short call option or "ceiling" as indicated below:

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

On August 29, 2007, Legacy entered into LIBOR interest rate swaps beginning in October 2007 and extending through November 2011. On January 29, 2009, Legacy revised and extended the LIBOR interest rate swaps. The revised swap transaction has Legacy paying its counterparty fixed rates ranging from 4.09% to 4.11%, per annum, and receiving floating rates on a total notional amount of $54 million. The swaps are settled on a monthly basis, beginning in January 2009 and ending in November 2013.

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

Legacy does not specifically designate these derivative transactions as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as an increase/(reduction) of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Interest rate swap settlements	$1,896	$1,879	$3,723	$3,735
Unrealized change in fair value - interest rate swaps	1,376	4,270	(313)	7,461
Total increase to interest expense, net	$3,272	$6,149	$3,410	$11,196

The table below summarizes the interest rate swap position as of June 30, 2011.

				Estimated Fair Market Value at
Notional Amount	Fixed Rate	Effective Date	Maturity Date	June 30, 2011
(Dollars in thousands)
$29,000	4.090%	10/16/2007	10/16/2013	$(2,252)
$13,000	4.110%	11/16/2007	11/16/2013	(1,041)
$12,000	4.110%	11/28/2007	11/28/2013	(953)
$60,000	2.650%	4/1/2008	4/1/2013	(2,196)
$50,000	3.100%	10/10/2008	10/10/2013	(2,731)
$50,000	3.090%	10/10/2008	10/10/2013	(2,720)
$50,000	2.295%	12/18/2008	12/18/2013	(1,790)
Total Fair Market Value of interest rate derivatives				$(13,683)

(8)	Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the six months ended June 30, 2011 and year ended December 31, 2010.

	June 30, 2011	December 31, 2010
	(In thousands)
Asset retirement obligation - beginning of period	$111,262	$84,917

Liabilities incurred with properties acquired	4,026	17,618
Liabilities incurred with properties drilled	256	631
Liabilities settled during the period	(2,046)	(1,993)
Current period accretion	2,103	3,472
Current period revisions to previous estimates	(848)	6,617
Asset retirement obligation - end of period	$114,753	$111,262

(9)	Earnings Per Unit

The following table sets forth the computation of basic and diluted net earnings per unit:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Income available to unitholders	$65,853	$39,446	$5,484	$49,666
Weighted average number of units outstanding	43,563	40,072	43,546	39,646
Effect of dilutive securities:
Restricted units	—	6	3	—
Weighted average units and potential units outstanding	43,563	40,078	43,549	39,646
Basic and diluted earnings per unit	$1.51	$0.98	$0.13	$1.25

    For the three months ended June 30, 2011 and 2010, 94,247 and 77,666 restricted units, respectively, were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect. For the six months ended June 30, 2011 and 2010, 91,413 and 83,703 restricted units, respectively, were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect.

(10)	Unit-Based Compensation

Long-Term Incentive Plan

On March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was implemented and Legacy adopted ASC 718. Legacy adopted the LTIP for its employees, consultants and directors, its affiliates and its general partner. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights. The LTIP permits the grant of awards covering an aggregate of 2,000,000 units. As of June 30, 2011 grants of awards net of forfeitures covering 1,516,473 units had been made, comprised of 266,014 unit option awards, 676,801 unit appreciation rights awards ("UARs"), 186,434 restricted unit awards, 323,031 phantom unit awards and 64,193 unit awards. The LTIP is administered by the compensation committee (the “Compensation Committee”) of the board of directors of Legacy’s general partner.

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

During the year ended December 31, 2010, Legacy issued 75,500 UARs to employees which vest ratably over a three-year period and 116,951 UARs to employees which vest at the end of a three-year period. During the six-month period ended June 30, 2011, Legacy issued 34,000 UARs to employees which vest ratably over a three-year period. All UARs granted in 2010 and 2011 expire seven years from the grant date and are exercisable when they vest.

For the six-month periods ended June 30, 2011 and 2010, Legacy recorded $0.6 million and $0.8 million, respectively, of compensation expense due to the change in liability from December 31, 2010 and 2009, respectively, based on its use of the Black-Scholes model to estimate the June 30, 2011 and 2010 fair value of these unit options and UARs (see Note 6). As of June 30, 2011, there was a total of approximately $1.8 million of unrecognized compensation costs related to the unexercised and non-vested portion of these UARs. At June 30, 2011, this cost was expected to be recognized over a weighted-average period of approximately 1.9 years. Compensation expense is based upon the fair value as of June 30, 2011 and is recognized as a percentage of the service period satisfied. Since Legacy's trading history does not yet match the term of the outstanding unit option and UAR awards, it has used an estimated volatility factor of approximately 46% based upon the historical trends of a representative group of publicly-traded companies in the energy industry and employed the Black-Scholes model to estimate the June 30, 2011 fair value to be realized as compensation cost based on the percentage of service period satisfied. Based on historical data, Legacy has assumed an estimated forfeiture rate of 2.9%. As required by ASC 718, Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.12 per unit.

A summary of option and UAR activity for the six months ended June 30, 2011 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	614,338	$21.40
Granted	34,000	30.33
Exercised	(63,401)	24.27
Forfeited	(13,500)	21.08
Outstanding at June 30, 2011	571,437	$21.62	4.12	$4,649,952

Options and UARs exercisable at June 30, 2011	135,100	$22.32	1.52	$996,078

The following table summarizes the status of Legacy’s non-vested UARs since January 1, 2011:

	Non-Vested UARs
	Number of Units	Weighted-Average Exercise Price
Non-vested at January 1, 2011	445,669	$20.64
Granted	34,000	30.33
Vested - Unexercised	(24,766)	20.63
Vested - Exercised	(5,066)	19.36
Forfeited	(13,500)	21.08
Non-vested at June 30, 2011	436,337	$21.40

    Legacy has used a weighted-average risk-free interest rate of 1.4% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at June 30, 2011 whose term is consistent with the expected life of the unit options and UARs. Expected life represents the period of time that options and UARs are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Six Months Ended
June 30, 2011
Expected life (years)	4.12
Annual interest rate	1.4%
Annual distribution rate per unit	$2.12
Volatility	46%

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

Compensation expense related to the phantom units and associated DERs was $1.2 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively.

Restricted Units

On April 1, 2010, Legacy issued an aggregate of 81,203 restricted units to nine employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. On May 19, 2011, Legacy issued an aggregate of 40,115 restricted units to 29 employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. Compensation expense related to restricted units was $0.4 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was a total of $2.3 million of unrecognized compensation expense related to the unvested portion of these restricted units. At June 30, 2011, this cost was expected to be recognized over a weighted-average period of 2.3 years. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at June 30, 2011, do not include 94,247 units related to unvested restricted unit awards.

Board Units

On May 24, 2010, Legacy granted and issued 2,215 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $20.38 at the time of issuance. On May 11, 2011, Legacy granted and issued 1,630 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy's general partner. The value of each unit was $30.24 at the time of issuance.

(11) Subsidiary Guarantors

Legacy and Legacy Reserves Finance Corporation filed an automatic registration statement on Form S-3 on May 23,

2011. Securities that may be offered and sold include debt securities which may be guaranteed by Legacy's subsidiaries and are to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933. Legacy, as the parent company, has no independent assets or operations. Legacy contemplates that if it offers guaranteed debt securities pursuant to the registration statement, all guarantees will be full and unconditional and joint and several, and any subsidiaries of Legacy other than the subsidiary guarantors will be minor. In addition, there are no restrictions on the ability of Legacy to obtain funds from its subsidiaries by dividend or loan.

(12) Subsequent Events

On July 22, 2011, Legacy’s board of directors approved a distribution of $0.54 per unit payable on August 12, 2011 to unitholders of record on August 1, 2011, representing an increase of $0.01 per unit over the last quarterly distribution.

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

We face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from a given well or formation decreases. We attempt to overcome this natural decline by utilizing multiple types of recovery techniques such as secondary (waterflood) and tertiary (CO2 and nitrogen) recovery methods to repressure the reservoir and recover additional oil, drilling to find additional reserves, re-completion and re-stimulating existing wells and acquiring more reserves than we produce. Our future growth will depend on our ability to continue to add reserves in excess of production. We will maintain our focus on adding reserves through acquisitions and exploitation projects. Our ability to add reserves through acquisitions and exploitation projects is dependent upon many factors including our ability to raise capital, obtain regulatory approvals and contract drilling rigs and personnel.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per unit data)
Revenues:
Oil sales	$73,569	$41,631	$132,834	$79,378
Natural gas liquid sales	4,722	3,432	8,972	7,182
Natural gas sales	14,544	6,569	23,797	14,738
Total revenue	$92,835	$51,632	$165,603	$101,298

Expenses:
Oil and natural gas production	$20,982	$15,968	$42,479	$30,124
Ad valorem taxes	$2,456	$1,824	$4,716	$2,738
Total oil and natural gas production	$23,438	$17,792	$47,195	$32,862
Production and other taxes	$5,533	$2,954	$9,890	$5,873
General and administrative	$4,455	$4,047	$10,813	$8,808
Depletion, depreciation, amortization and accretion	$22,146	$16,067	$41,706	$29,181

Realized commodity derivative settlements
Realized gain (loss) on oil derivatives	$(8,852)	$1,284	$(9,992)	$4,191
Realized loss on natural gas liquid derivatives	$—	$—	$—	$(39)
Realized gain on natural gas derivatives	$2,565	$2,899	$5,381	$4,819

Production:
Oil - MBbls	759	580	1,435	1,084
Natural gas liquids - Mgals	3,456	3,253	6,773	6,710
Natural gas - MMcf	2,248	1,249	3,849	2,466
Total (MBoe)	1,216	866	2,238	1,655
Average daily production (Boe/d)	13,363	9,516	12,365	9,144

Average sales price per unit (excluding derivatives):
Oil price per barrel	$96.93	$71.78	$92.57	$73.23
Natural gas liquid price per gallon	$1.37	$1.06	$1.32	$1.07
Natural gas price per Mcf	$6.47	$5.26	$6.18	$5.98
Combined (per Boe)	$76.34	$59.62	$74.00	$61.21

Average sales price per unit (including realized derivative gains/losses):
Oil price per barrel	$85.27	$73.99	$85.60	$77.09
Natural gas liquid price per gallon	$1.37	$1.06	$1.32	$1.06
Natural gas price per Mcf	$7.61	$7.58	$7.58	$7.93
Combined (per Boe)	$71.17	$64.45	$71.94	$66.63

NYMEX oil index prices per barrel:
Beginning of Period	$106.72	$83.76	$91.38	$79.36
End of Period	$95.42	$75.63	$95.42	$75.63

NYMEX gas index prices per Mcf:
Beginning of Period	$4.39	$3.87	$4.41	$5.57
End of Period	$4.37	$4.62	$4.37	$4.62

Average unit costs per Boe:
Oil and natural gas production	$17.25	$18.44	$18.98	$18.20
Ad valorem taxes	$2.02	$2.11	$2.11	$1.65
Production and other taxes	$4.55	$3.41	$4.42	$3.55
General and administrative	$3.66	$4.67	$4.83	$5.32
Depletion, depreciation, amortization and accretion	$18.21	$18.55	$18.64	$17.63

Results of Operations

Three-Month Period Ended June 30, 2011 Compared to Three-Month Period Ended June 30, 2010

Legacy’s revenues from the sale of oil were $73.6 million and $41.6 million for the three-month periods ended June 30, 2011 and 2010, respectively. Legacy’s revenues from the sale of NGLs were $4.7 million and $3.4 million for the three-month periods ended June 30, 2011 and 2010, respectively. Legacy’s revenues from the sale of natural gas were $14.5 million and $6.6 million for the three-month periods ended June 30, 2011 and 2010, respectively. The $31.9 million increase in oil revenues reflects the increase in average realized price of $25.15 per Bbl (35%) as well as an increase in oil production of 179 MBbls (31%) due to Legacy’s purchase of additional oil and natural gas properties, including the COG Acquisition, as well as Legacy's ongoing development activities that are primarily focused in the Permian Basin. The $1.3 million increase in NGL sales reflects an increase in the average realized price of $0.31 per gallon (29%) as well as an increase in NGL production of approximately 203 MGals (6%) due primarily to plant and gathering system downtime from one of our NGL purchasers in the Texas Panhandle during the three months ended June 30, 2010. As our NGL sales are dependent on the availability of processing capacity, lengthy downtimes from third-party plant operators can have a significant adverse impact on our operations. The $8.0 million increase in natural gas revenues reflects the increases in natural gas production and average realized prices. Our natural gas production increased approximately 999 MMcf (80%) due primarily to Legacy’s purchase of additional oil and natural gas properties, including the COG Acquisition, as well as Legacy's ongoing development activities that are primarily focused in the Permian Basin, specifically the Wolfberry play, in which we produce primarily oil but also a significant amount of NGL-rich, casinghead gas. Legacy's average realized natural gas price increased by $1.21 per Mcf (23%), which reflects increased NGL prices imbedded into our revenue from our sales of wet natural gas, primarily in the Permian Basin. Most of our purchasers of natural gas in the Permian Basin compensate us for the NGL content in our wet natural gas volumes but do not separately account for such volumes. As such, we are not capable of reporting any of these natural gas volumes as NGLs. Accordingly, our realized natural gas prices in the Permian Basin and for Legacy as a whole are substantially higher than NYMEX Henry Hub natural gas prices due to the NGL content in our wet natural gas sales.

For the three-month period ended June 30, 2011, Legacy recorded $35.6 million of net gains on oil and natural gas derivatives comprised of realized losses of $6.3 million from net cash settlements of oil and natural gas derivative contracts and a net unrealized gain of $41.9 million. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives that will be settled in future periods. Legacy had unrealized net gains from oil derivatives because oil futures prices decreased during the three-month period ended June 30, 2011. While NYMEX oil futures prices at June 30, 2011 were on average more than the average contract prices of Legacy’s outstanding oil derivatives contracts, the decrease in the NYMEX oil futures prices during the quarter resulted in a reduction of the differential between Legacy’s outstanding oil derivatives and NYMEX prices. Accordingly, the net liability attributable to unrealized net losses from Legacy’s outstanding oil derivatives decreased, resulting in an unrealized net gain of $41.7 million for the quarter. Legacy had minimal unrealized net gains from natural gas derivatives because the NYMEX natural gas futures prices decreased slightly during the three-month period ended June 30, 2011. Due to this decrease in natural gas prices during the quarter, the positive differential between Legacy’s fixed price natural gas derivatives and NYMEX prices increased. Accordingly, the net asset attributable to unrealized net gains from Legacy’s outstanding natural gas derivatives increased, resulting in unrealized net gains of $0.1 million for the quarter. For the three-month period ended June 30, 2010, Legacy recorded $38.3 million of net gains on oil, NGL and natural gas derivatives, comprised of realized gains of $4.2 million from net cash settlements of oil, NGL and natural gas derivative contracts and a net unrealized gain of $34.1 million on oil, NGL and natural gas derivative contracts.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $21.0 million ($17.25 per Boe) for the three-month period ended June 30, 2011, from $16.0 million ($18.44 per Boe) for the three-month period ended June 30, 2010. Production expenses increased primarily due to the purchases of oil and natural gas properties, including approximately $1.9 million of expense related to the COG Acquisition, as well as expenses associated with Legacy's development activity and industry-wide cost increases due to higher commodity prices. Additionally, Legacy's production expense per Boe declined from $18.44 per Boe for the three month period ended June 30, 2010 to $17.25 for the three month period ended June 30, 2011, primarily due to the increase in natural gas production associated with the acquisition of natural gas properties completed in the quarter. As natural gas properties historically have a lower production expense rate per Boe than oil properties, our overall rate per Boe declined compared to the prior period. Legacy’s ad valorem tax expense increased to $2.5 million ($2.02 per Boe) for the three-month period ended June 30, 2011, from $1.8 million ($2.11 per Boe) for the three-month period ended June 30, 2010 primarily due to $0.3 million of ad valorem tax expenses related to the COG Acquisition and increased property values directly related to higher commodity prices.

Legacy’s production and other taxes were $5.5 million and $3.0 million for the three-month periods ended June 30, 2011 and 2010, respectively. Production and other taxes increased primarily because of higher realized commodity prices and production volumes, as production and other taxes as a percentage of revenue remained largely unchanged.

Legacy’s general and administrative expenses were $4.5 million and $4.0 million for the three-month periods ended June 30, 2011 and 2010, respectively. General and administrative expenses increased primarily due to a $0.5 million increase in salary expense related to the hiring of additional employees and annual salary increases implemented during July 2010.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $22.1 million and $16.1 million for the three-month periods ended June 30, 2011 and 2010, respectively. DD&A increased primarily because of increased production from our development activity and recent acquisitions, including the COG Acquisition, and proportionate increases in cost basis. These increases were partially offset by increased reserve volumes related to our development activities, acquisitions and higher average commodity prices.

Impairment expense was $0.1 million and $0.5 million for the three-month periods ended June 30, 2011 and 2010, respectively. In the three-month period ended June 30, 2011, Legacy recognized impairment expense on three separate producing fields primarily related to increased operating expenses realized in these fields, which reduced the future expected cash flows. Impairment expense for the period ended June 30, 2010, was related to the decrease in oil prices combined with increased operating expenses during the period which reduced the expected future net cash flows on 11 separate producing fields below the cost basis for the respective fields.

Legacy recorded interest expense of $6.5 million and $9.0 million for the three-month periods ended June 30, 2011 and 2010, respectively. Interest expense decreased approximately $2.5 million due primarily to a reduction in the mark-to-market of our interest rate swap derivatives to $1.4 million for the three month period ended June 30, 2011, compared to $4.3 million for the three month period ended June 30, 2010. This reduction was partially offset by increased base interest expense of $0.5 million related to higher average debt outstanding for the three month period ended June 30, 2011.

Six-Month Period Ended June 30, 2011 Compared to Six-Month Period Ended June 30, 2010

Legacy’s revenues from the sale of oil were $132.8 million and $79.4 million for the six-month periods ended June 30, 2011 and 2010, respectively. Legacy’s revenues from the sale of NGLs were $9.0 million and $7.2 million for the six-month periods ended June 30, 2011 and 2010, respectively. Legacy’s revenues from the sale of natural gas were $23.8 million and $14.7 million for the six-month periods ended June 30, 2011 and 2010, respectively. The $53.5 million increase in oil revenues reflects the increase in average realized price of $19.34 per Bbl (26%) as well as an increase in oil production of 351 MBbls (32%) due primarily to Legacy’s purchase of additional oil and natural gas properties, including the COG Acquisition, as well as Legacy's ongoing development activities that are primarily focused in the Permian Basin. The increase in oil production is also due to a full six months of production from the Wyoming Acquisition compared to a partial six months of production during the period ended June 30, 2010, as the Wyoming Acquisition closed on February 17, 2010. The $1.8 million increase in NGL sales reflects an increase in the average realized price of $0.25 per gallon (23%) as well as an increase in NGL production of approximately 63 MGals (1%). The $9.1 million increase in natural gas revenues reflects the increase in natural gas production of approximately 1,383 MMcf (56%) due primarily to Legacy’s purchase of additional oil and natural gas properties, including the COG Acquisition, and Legacy's development activities as well as higher realized prices. Legacy's average realized natural gas price increased by $0.20 per Mcf (3%), as higher NGL prices embedded in our wet gas sales were offset by lower dry gas prices.

For the six-month period ended June 30, 2011, Legacy recorded $39.9 million of net losses on oil and natural gas derivatives comprised of realized losses of $4.6 million from net cash settlements of oil and natural gas derivative contracts and a net unrealized loss of $35.2 million. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives that will be settled in future periods. Legacy had unrealized net losses from oil derivatives because oil futures prices increased during the six-month period ended June 30, 2011. NYMEX oil futures prices at June 30, 2011 were on average more than the average contract prices of Legacy’s outstanding oil derivatives contracts, and the increase in the NYMEX oil futures prices during the six-month period ended June 30, 2011 resulted in a negative differential between Legacy’s outstanding oil derivatives and NYMEX prices. Accordingly, the net liability attributable to unrealized net losses from Legacy’s outstanding oil derivatives increased, resulting in an unrealized net loss of $32.4 million for the six month period ended June 30, 2011. Legacy had unrealized net losses from natural gas derivatives because NYMEX natural gas futures prices for periods beyond the front month increased during the six-month period ended June 30, 2011. Due to this increase in natural gas prices during the six-month period ended June 30, 2011, the positive differential between Legacy’s fixed price natural gas derivatives and NYMEX prices decreased. Accordingly, the net asset attributable to unrealized net gains from Legacy’s outstanding natural gas derivatives decreased, resulting in unrealized net losses of $2.9 million for the six-month period ended June 30, 2011. For the six-month period ended June 30, 2010, Legacy recorded $50.2 million of net gains on oil, NGL and natural gas derivatives, comprised of realized gains of $9.0 million from net cash settlements of oil, NGL and natural gas derivative contracts and a net unrealized gain of $41.2 million on oil, NGL and natural gas derivative contracts.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $42.5 million ($18.98 per Boe) for the six-month period ended June 30, 2011, from $30.1 million ($18.20 per Boe) for the six-month period ended June 30, 2010. Production expenses increased primarily due to recent oil and natural gas property acquisitions, including $4.0 million related to the COG Acquisition, which closed on December 22, 2010, and $2.1 million of increased expenses related to the Wyoming Acquisition, which closed on February 17, 2010. Additionally, Legacy incurred increased expenses due to its development activities, industry-wide cost increases and increased workover activity of $0.9 million for the six month period ended June 30, 2011. Legacy’s ad valorem tax expense increased to $4.7 million ($2.11 per Boe) for the six-month period ended June 30, 2011, from $2.7 million ($1.65 per Boe) for the six-month period ended June 30, 2010 primarily due to $1.0 million of ad valorem tax expenses related to the COG and Wyoming Acquisitions, as well as increased property values directly related to higher commodity prices.

Legacy’s production and other taxes were $9.9 million and $5.9 million for the six-month periods ended June 30, 2011 and 2010, respectively. Production and other taxes increased primarily because of higher realized commodity prices and production volumes, as production and other taxes as a percentage of revenue remained largely unchanged.

Legacy’s general and administrative expenses were $10.8 million and $8.8 million for the six-month periods ended June 30, 2011 and 2010, respectively. General and administrative expenses increased primarily due to a $1.4 million increase in salary expense related to employee growth and annual salary increases effective July 2010, as well as a $0.5 million increase in non-cash LTIP expenses related to increased unit prices.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $41.7 million and $29.2 million for the six-month periods ended June 30, 2011 and 2010, respectively. DD&A increased primarily because of increased production from our development activity and recent acquisitions, including the COG and Wyoming Acquisitions, and proportionate increases in cost basis. These increases were partially offset by increased reserve volumes related to our development activities, acquisitions and higher average commodity prices.

Impairment expense was $1.2 million and $8.4 million for the six-month periods ended June 30, 2011 and 2010, respectively. In the six-month period ended June 30, 2011, Legacy recognized impairment expense on six separate producing fields primarily related to reserve valuation adjustments on fields acquired in the COG Acquisition between the acquisition date and the period ended June 30, 2011. Impairment expense for the six-month period ended June 30, 2010, was related to the decrease in natural gas prices during the period which reduced the expected future net cash flows on 44 separate producing fields below the cost basis for the respective fields.

Legacy recorded interest expense of $9.9 million and $16.3 million for the six-month periods ended June 30, 2011 and 2010, respectively. Interest expense decreased approximately $6.4 million due primarily to favorable mark-to-market adjustments of our interest rate swap derivatives of $0.3 million for the six-month period ended June 30, 2011, compared to a $7.5 million increase in interest expense related to mark-to-market adjustments for the six-month period ended June 30, 2010.

Non-GAAP Financial Measures

For the three months ended June 30, 2011 and 2010, respectively, Adjusted EBITDA increased 67% to $53.8 million from $32.3 million primarily due to increased revenues from our oil, NGL and natural gas sales in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, partially offset by higher production and other expenses. These increased revenues more than offset the decreased realized commodity derivative settlements of approximately $10.5 million from a cash receipt of $4.2 million to a cash payment of $6.3 million for the three months ended June 30, 2010 and 2011, respectively. For the three months ended June 30, 2011 and 2010, respectively, Distributable Cash Flow increased 35% to $31.4 million from $23.3 million, as increases in Adjusted EBITDA more than offset increases in development capital expenditures and cash interest expense. Due to favorable commodity prices and greater availability of both drilling rigs and oilfield services, Legacy increased development capital expenditures for the three months ended June 30, 2011 to $17.4 million from $5.1 million for the three months ended June 30, 2010.

For the six months ended June 30, 2011 and 2010, respectively, Adjusted EBITDA increased 48% to $96.1 million from $64.9 million primarily due to increased revenues from our oil, NGL and natural gas sales in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, partially offset by higher production and other expenses. These increased revenues more than offset the decreased realized commodity derivative settlements of approximately $13.6 million from cash receipts of $9.0 million to cash payments of $4.6 million for the six months ended June 30, 2010 and 2011, respectively. For the six months ended June 30, 2011 and 2010, respectively, Distributable Cash Flow increased 21% to $55.0 million from $45.3 million, as increases in Adjusted EBITDA more than offset increases in development capital expenditures and cash interest expense. Due to favorable commodity prices and greater availability of both drilling rigs and oilfield services, Legacy increased development capital expenditures for the six months ended June 30, 2011 to $29.3 million from $10.3 million for the six months ended June 30, 2010.

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

The following table presents a reconciliation of Legacy’s consolidated net income to Adjusted EBITDA and Distributable Cash Flow for the three and six months ended June 30, 2011 and 2010, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net income	$65,853	$39,446	$5,484	$49,666
Plus:
Interest expense	6,492	9,004	9,869	16,338
Income tax expense	601	453	271	626
Depletion, depreciation, amortization and accretion	22,146	16,067	41,706	29,181
Impairment of long-lived assets	144	471	1,191	8,387
Equity in income of partnership	(43)	(25)	(72)	(48)
Unit-based compensation expense	528	955	2,438	1,977
Unrealized (gain)/loss on oil and natural gas derivatives	(41,893)	(34,115)	35,239	(41,187)
Adjusted EBITDA	$53,828	$32,256	$96,126	$64,940

Less:
Cash interest expense	4,647	3,738	9,193	7,441
Cash settlements of LTIP unit awards	385	208	2,669	1,911
Development capital expenditures	17,386	5,060	29,295	10,262
Distributable Cash Flow	$31,410	$23,250	$54,969	$45,326

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

We continually monitor the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in maintaining and growing reserves and production will be highly dependent on capital resources available to us and our success in acquiring and developing additional reserves. If we were to make significant additional acquisitions for cash, we would need to borrow additional amounts under our credit facility, if available, or obtain additional debt or equity financing. Further, our revolving credit facility imposes specific restrictions on our ability to obtain additional debt financing. See “ – Financing Activities – Our Revolving Credit Facility.” Based upon current oil and natural gas price expectations and our extensive commodity derivatives positions for the year ending December 31, 2011, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our credit facility will provide us sufficient working capital to meet our currently planned capital expenditures and future cash distributions at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt, and any other factors the board of directors of our general partner may consider.

The amounts available for borrowing under our credit facility are subject to a borrowing base, which is currently set at $500.0 million. As of August 4, 2011, we had $99.9 million available for borrowing under our revolving credit facility. Based on their commodity price expectations, our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled for October 2011. Please read “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

Legacy’s net cash provided by operating activities was $91.7 million and $51.9 million for the six-month periods ended June 30, 2011 and 2010, respectively. The 2011 period was favorably impacted by higher commodity prices and production volumes, which were partially offset by higher expenses. In addition, the net cash amount for 2011 and 2010 does not include cash settlements received/(paid) of $(4.6) million and $9.0 million, respectively, from our commodity derivative transactions.

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

Investing Activities

Legacy’s cash capital expenditures were $111.8 million for the six-month period ended June 30, 2011. The total includes $82.5 million for the acquisition of oil and natural gas properties in 17 individually immaterial acquisitions and $29.3 million of development projects. Legacy’s cash capital expenditures were $160.9 million for the six-month period ended June 30, 2010. The total includes $150.6 million for the acquisition of oil and natural gas properties in the Wyoming Acquisition and 11 individually immaterial acquisitions and $10.3 million of development projects.

Our capital expenditure budget, which predominantly consists of drilling, re-completion and capital workover projects, is currently $52.0 million for the year ending December 31, 2011, of which $29.3 million has been completed during the six-months ended June 30, 2011. Our remaining borrowing capacity under our revolving credit facility is $99.9 million as of August 4, 2011. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner. Based upon current oil and natural gas price expectations for the year ending December 31, 2011, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our remaining planned capital expenditures of $22.7 million. Future cash distributions will be at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt and any other factors the board of directors of our general partner may consider. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. Currently, we use derivatives to offset price volatility on NYMEX oil and natural gas prices, which do not include the additional net discount that we typically experience in the Permian Basin. For the six-month period ended June 30, 2011 and 2010 we had unfavorable cash settlements of $4.6 million and favorable cash settlements of $9.0 million, respectively, related to our commodity derivative settlements. At June 30, 2011, we had in place oil and natural gas derivatives covering significant portions of our estimated 2011 through 2015 oil, NGL and natural gas production. As of August 4, 2011, we have derivative contracts covering approximately 69% of our remaining expected oil, NGL and natural gas production for 2011. As of August 4, 2011, we also have derivative contracts covering approximately 40% of our currently expected oil and natural gas production for 2012 through June 2016.

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

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of August 4, 2011, covering the period from July 1, 2011 through June 30, 2016. We use derivatives, including swaps, collars and 3-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are settled based upon the monthly average closing price of the front-month NYMEX WTI oil contract price of oil at Cushing, Oklahoma, and West Texas Waha, Rocky Mountain CIG and ANR-Oklahoma prices of natural gas on the average of the three final trading days of the month and settlement occurs on the fifth day of the production month.

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
July - December 2011(a)	1,129,684	$89.56	$67.33 - $140.00
2012(a)	1,602,321	$84.05	$67.72 - $109.20
2013(a)	1,087,743	$85.28	$80.10 - $101.10
2014	550,014	$89.47	$87.50 - $101.10
2015	181,551	$92.41	$90.50 - $100.20
2016	18,200	$99.85	$99.85

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

Calendar Year	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
July - December 2011	3,416,408	$5.73	$4.15 - $8.70
2012	4,406,990	$6.21	$4.72 - $8.70
2013	3,270,254	$5.72	$5.00 - $6.89
2014	1,749,104	$5.76	$5.40 - $6.47
2015	1,020,000	$5.80	$5.79 - $5.82

On June 24, 2008, we entered into a NYMEX West Texas Intermediate crude oil derivative collar contract that combines a long put option or “floor” with a short call option or “ceiling.” The following table summarizes the oil collar contract currently in place as of August 4, 2011, covering the period from July 1, 2011 through December 31, 2012:

Calendar Year	Volumes (Bbls)	Floor Price	Ceiling Price
July - December 2011	34,400	$120.00	$156.30
2012	65,100	$120.00	$156.30

On January 12, 2011, we entered into a West Texas Waha natural gas derivative collar contract that combines a long put option or "floor" with a short call option or "ceiling." The following table summarizes the natural gas collar contract currently in place as of August 4, 2011, covering the period from January 1, 2012 through December 31, 2012:

Calendar Year	Volumes (Bbls)	Floor Price	Ceiling Price
2012	360,000	$4.00	$5.45

We have entered into multiple NYMEX West Texas Intermediate crude oil derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the long put combined with the short put allows us to sell a call at a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk to the difference between the long put and the short put if the price of NYMEX West Texas Intermediate crude oil drops below the price of the short put. This allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. In regards to our three-way collar contracts, if the market price has fallen below the short put fixed price, we would receive the market price plus $25 or $30 per barrel, depending on the contract. The following table summarizes the three-way oil collar contracts currently in place as of August 4, 2011, covering the period from January 1, 2012 through December 31, 2015:

Calendar Year	Volumes (Bbls)	Average Short Put	Average Long Put	Average Short Call
2012	384,600	$67.86	$94.29	$113.16
2013	599,170	$65.49	$91.40	$112.68
2014	719,380	$65.71	$91.09	$117.67
2015	696,550	$66.29	$91.29	$121.01
2016	91,000	$75.00	$100.00	$127.41

Financing Activities

Legacy’s net cash provided by financing activities was $29.3 million for the six months ended June 30, 2011, compared to cash provided of $96.3 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, total net borrowings under our revolving credit facility were $80.0 million, comprised of borrowings of $190.0 million and repayments of $110.0 million. Partially offsetting the net cash proceeds from net borrowings during the six months ended June 30, 2011, was cash used in the amount of $46.0 million for distributions to unitholders and $4.7 million of cash paid related to entering into the Current Credit Agreement (defined below). Cash used in financing activities during the six months ended June 30, 2010, included $43.0 million in net borrowings under our revolving credit facility and $95.4 million in cash proceeds from our January 2010 public equity offering partially offset by $41.7 million for distributions to unitholders.

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

As of June 30, 2011, Legacy was in compliance with all financial and other covenants of the revolving credit facility.

Legacy periodically enters into interest rate swap transactions to mitigate the volatility of interest rates. As of June 30, 2011, Legacy had interest rate swaps outstanding through December of 2013 on $264 million of floating rate debt to a weighted-average fixed rate of 3.05%.

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

Effect if Different Assumptions Used:  Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the three-month period ended June 30, 2011 by approximately 10%.

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

Nature of Critical Estimate Item:  Derivative Instruments and Hedging Activities — We periodically use derivative financial instruments to achieve a more predictable cash flow from our oil, NGL and natural gas production and interest expense by reducing our exposure to price fluctuations and interest rate changes. Currently, these transactions are swaps, swaptions and collars whereby we exchange our floating price for our oil, NGL and natural gas for a fixed price and floating interest rates for a fixed rate with qualified and creditworthy counterparties (currently BNP Paribas, Bank of America Merrill Lynch, KeyBank, Wells Fargo, BBVA Compass Bank, Royal Bank of Canada, The Bank of Nova Scotia and Credit Agricole). Our existing oil, NGL, natural gas derivatives and interest rate swaps are with members of our lending group which enables us to avoid margin calls for out-of-the-money mark-to-market positions.

We do not specifically designate derivative instruments as cash flow hedges, even though they reduce our exposure to changes in oil, NGL and natural gas prices and interest rate changes. Therefore, the mark-to-market of these instruments is recorded in current earnings. We use market value estimates prepared by a third party firm, which specializes in valuing derivatives, and validate these estimates by comparison to counterparty estimates as the basis for these end-of-period mark-to-market adjustments. When we record a mark-to-market adjustment resulting in a loss in a current period, these unrealized losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods. As shown in the tables above, we have hedged a significant portion of our future production through 2016. As oil, NGL and natural gas prices rise and fall, our future cash obligations related to these derivative transactions will rise and fall.

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

As of June 30, 2011, the fair market value of Legacy’s commodity derivative positions was a net liability of $49.9 million based on NYMEX futures prices from July 2011 to December 2015 for both oil and natural gas. As of December 31, 2010, the fair market value of Legacy’s commodity derivative positions was a net liability of $14.7 million based on NYMEX futures prices from January 2011 to December 2015 for both oil and natural gas. The futures market prices of oil increased from December 31, 2010 to June 30, 2011 across the overlapping periods of the time frames referenced above over which our commodity derivatives are in place. In contrast, the futures market prices for natural gas did not move significantly over the same time periods. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from July 2011 through June 30, 2016, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investing Activities.”

Interest Rate Risks

At June 30, 2011, Legacy had debt outstanding of $405 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for the six-month period ended June 30, 2011 was 3.1%. A 1% increase in LIBOR on Legacy’s outstanding debt as of June 30, 2011 would result in an estimated $1.41 million increase in annual interest expense as Legacy has entered into interest rate swaps to mitigate the volatility of interest rates through December of 2013 on $264 million of floating rate debt to a weighted-average fixed rate of 3.05%.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

Effective January 1, 2011, we implemented a new accounting system in conjunction with a transition to bring our back-office accounting functions in-house from an outsourced third-party. While these transitions have changed the physical location within the accounting process where certain internal control points occur, the nature and extent of such internal controls remain unchanged. Therefore, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, except as discussed in Note 5 in the Notes to the Condensed Consolidated Financial Statements, we are not currently a party to any material legal proceedings. In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

Item 1A.  Risk Factors.

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed under, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.  The risks described in these reports are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The substantial restrictions and financial covenants of our Current Credit Agreement, any negative redetermination of our borrowing base by our lenders and any potential disruptions of the financial markets could adversely affect our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

We depend on our Current Credit Agreement for future capital needs. Our Current Credit Agreement limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion. As of August 4, 2011, our borrowing base was $500 million and we had $99.9 million available for borrowing.

Our Current Credit Agreement restricts, among other things, our ability to incur debt and pay distributions, and requires us to comply with certain financial covenants and ratios. We may not be able to comply with these restrictions and covenants in the future and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, such as any potential disruptions in the financial markets. Our failure to comply with any of the restrictions and covenants under our revolving credit facility could result in a default under our revolving credit facility. A default under our Current Credit Agreement could cause all of our existing indebtedness to be immediately due and payable.

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

Congress is considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing is an important and commonly used process in the completion of unconventional natural gas wells in shale formations, as well as tight conventional formations including many of those that Legacy completes and produces. This process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of these bills have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. In addition, some states have adopted and others are considering legislation to restrict hydraulic fracturing. Wyoming has adopted legislation requiring the disclosure of hydraulic fracturing chemicals. Texas recently adopted legislation which requires online disclosure of hydraulic fracturing chemicals beginning in July 2012 and requires the Railroad Commission of Texas to adopt additional rules. Other federal agencies are investigating hydraulic fracturing practices legislation that requires the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition any additional level of regulation could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil, natural gas and NGLs that we produce.

On December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth's atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. On January 2, 2011 regulations that require a reduction in emissions of greenhouse gases from motor vehicles became effective. The EPA has determined that such regulations trigger permit review for greenhouse gas emissions from certain stationary sources. EPA adopted a tiered approach to implementing the permitting of greenhouse gas emissions from stationary sources under the Prevention of Significant Deterioration and Title V permitting programs in May 2010. The so-called “tailoring rule” only requires the stationary sources with the largest emissions to undergo an assessment of greenhouse gas emissions under the best available control technology or “BACT” under the federal permitting programs. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA published mandatory reporting rules for oil and gas systems requiring reporting starting in 2012 for emissions in 2011. Further, on July 28, 2011, the EPA proposed four sets of new rules which, if adopted, will impose new standards for air emissions from oil and gas development and production operations which may require us to incur additional expenses to control air emissions from current operations and during new well developments by installing emissions control technologies and adhering to a variety of work practice and other requirements.

The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations or could adversely affect demand for the oil, natural gas and NGLs that we produce.

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
101**
The following interactive data files pursuant to Rule 405 of Regulation S-T from Legacy Reserves LP's Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements.+

* Filed herewith

** Filed electronically herewith.

+ In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

August 4, 2011	By:	/s/ Steven H. Pruett
Steven H. Pruett
President, Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)