Form 10-Q
period 2011-09-30
LEGACY RESERVES LP
filed 2011-11-04
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

43,760,533 units representing limited partner interests in the registrant were outstanding as of November 3, 2011.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30, 2011	December 31, 2010
	(In thousands)
Current assets:
Cash and cash equivalents	$1,605	$3,478
Accounts receivable, net:
Oil and natural gas	33,697	27,050
Joint interest owners	17,698	10,378
Other	237	91
Fair value of derivatives (Notes 6 and 7)	27,141	7,763
Prepaid expenses and other current assets	3,651	1,838
Total current assets	84,029	50,598
Oil and natural gas properties, at cost:
Proved oil and natural gas properties, at cost, using the successful efforts method of accounting	1,324,233	1,174,498
Unproved properties	14,432	12,543
Accumulated depletion, depreciation and amortization	(408,882)	(343,205)
	929,783	843,836
Other property and equipment, net of accumulated depreciation and amortization of $3,244 and $2,437, respectively	2,885	2,917
Deposits on pending acquisitions	2,750	112
Operating rights, net of amortization of $2,907 and $2,529, respectively	4,109	4,488
Fair value of derivatives (Notes 6 and 7)	29,765	4,000
Other assets, net of amortization of $5,968 and $4,809, respectively	6,900	3,331
Investment in equity method investee	252	144
Total assets	$1,060,473	$909,426

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND UNITHOLDERS' EQUITY
	September 30, 2011	December 31, 2010
	(In thousands)
Current liabilities:
Accounts payable	$7,784	$631
Accrued oil and natural gas liabilities	50,794	29,654
Fair value of derivatives (Notes 6 and 7)	5,129	14,882
Asset retirement obligation (Note 8)	18,801	18,333
Other (Note 10)	8,195	9,455
Total current liabilities	90,703	72,955
Long-term debt (Note 2)	406,000	325,000
Asset retirement obligation (Note 8)	96,640	92,929
Fair value of derivatives (Notes 6 and 7)	9,117	25,540
Other long-term liabilities	1,859	1,263
Total liabilities	604,319	517,687
Commitments and contingencies (Note 5)
Unitholders' equity:
Limited partners' equity - 43,663,286 and 43,528,776 units issued and outstanding at September 30, 2011 and December 31, 2010, respectively	455,993	391,662
General partner's equity (approximately 0.05%)	161	77
Total unitholders' equity	456,154	391,739
Total liabilities and unitholders' equity	$1,060,473	$909,426
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per unit data)
Revenues:
Oil sales	$63,387	$42,620	$196,220	$121,998
Natural gas liquids sales (NGL)	4,924	2,956	13,896	10,138
Natural gas sales	16,061	7,198	39,858	21,936
Total revenues	84,372	52,774	249,974	154,072

Expenses:
Oil and natural gas production	24,109	16,585	71,304	49,447
Production and other taxes	5,211	3,096	15,101	8,969
General and administrative	3,817	4,536	14,630	13,344
Depletion, depreciation, amortization and accretion	22,446	16,175	64,152	45,356
Impairment of long-lived assets	4,678	4,173	5,869	12,560
(Gain) loss on disposal of assets	(35)	453	(680)	311
Total expenses	60,226	45,018	170,376	129,987

Operating income	24,146	7,756	79,598	24,085

Other income (expense):
Interest income	5	3	12	10
Interest expense (Notes 2, 6 and 7)	(5,764)	(8,215)	(15,633)	(24,553)
Equity in income of partnership	35	22	107	71
Realized and unrealized net gains (losses) on commodity derivatives (Notes 6 and 7)	107,603	(19,819)	67,753	30,339
Other	3	(15)	(55)	73
Income (loss) before income taxes	126,028	(20,268)	131,782	30,025
Income tax benefit (expense)	(928)	83	(1,198)	(544)
Net income (loss)	$125,100	$(20,185)	$130,584	$29,481

Income (loss) per unit - basic and diluted (Note 9)	$2.87	$(0.50)	$3.00	$0.74
Weighted average number of units used in computing net income (loss) per unit -
basic	43,587	40,079	43,560	39,792
diluted	43,607	40,079	43,572	39,792

 See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF UNITHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

	Number of Limited Partner Units	Limited Partner	General Partner	Total Unitholders' Equity
	(In thousands)
Balance, December 31, 2010	43,529	$391,662	$77	$391,739
Units issued to Legacy Board of Directors for services	17	500	—	500
Compensation expense on restricted unit awards issued to employees	—	636	—	636
Vesting of restricted units	30	—	—	—
Proceeds from issuance of units, net	87	2,283	—	2,283
Net distributions to unitholders, $1.595 per unit	—	(69,617)	29	(69,588)
Net income	—	130,529	55	130,584
Balance, September 30, 2011	43,663	$455,993	$161	$456,154

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$130,584	$29,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	64,152	45,356
Amortization of debt issuance costs	1,160	1,498
Impairment of long-lived assets	5,869	12,560
Gain on derivatives	(67,556)	(19,495)
Equity in income of partnership	(107)	(71)
Unit-based compensation	(410)	1,242
(Gain) loss on disposal of assets	(680)	311
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(6,647)	(3,454)
Increase in accounts receivable, joint interest owners	(7,320)	(2,162)
(Increase) decrease in accounts receivable, other	(146)	156
Increase in other assets	(1,508)	(517)
Increase in accounts payable	7,153	1,915
Increase in accrued oil and natural gas liabilities	21,140	12,500
Decrease in other liabilities	(1,512)	(442)
Total adjustments	13,588	49,397
Net cash provided by operating activities	144,172	78,878
Cash flows from investing activities:
Investment in oil and natural gas properties	(147,528)	(182,725)
(Increase) decrease in deposits on pending acquisitions	(2,638)	6,337
Investment in other equipment	(775)	(1,803)
Goodwill	—	(494)
Net cash settlements on commodity derivatives	(3,765)	15,315
Net cash used in investing activities	(154,706)	(163,370)
Cash flows from financing activities:
Proceeds from long-term debt	267,000	231,000
Payments of long-term debt	(186,000)	(178,000)
Payments of debt issuance costs	(5,034)	(433)
Proceeds from issuance of units, net	2,283	95,429
Distributions to unitholders	(69,588)	(62,599)
Net cash provided by financing activities	8,661	85,397
Net increase (decrease) in cash and cash equivalents	(1,873)	905
Cash and cash equivalents, beginning of period	3,478	4,217

Cash and cash equivalents, end of period	$1,605	$5,122

Non-cash investing and financing activities:

Asset retirement obligation costs and liabilities	$(592)	$363
Asset retirement obligations associated with property acquisitions	$4,688	$8,780
Units issued in exchange for oil and natural gas properties	—	5,959
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

LRLP, a Delaware limited partnership, was formed by its general partner, Legacy Reserves GP, LLC (“LRGPLLC”), on October 26, 2005 to own and operate oil and natural gas properties. LRGPLLC is a Delaware limited liability company formed on October 26, 2005, and owns an approximate 0.05% general partner interest in LRLP.

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

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in these financial statements for and as of the three and nine months ended September 30, 2011 and 2010.

(b)	Recently Issued Accounting Pronouncements

None.

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

Current Credit Agreement: On March 10, 2011, Legacy entered into an amended and restated five-year $1 billion secured revolving credit facility with BNP Paribas as administrative agent (the "Current Credit Agreement"). Borrowings under the Current Credit Agreement mature on March 10, 2016. The amount available for borrowing at any one time is limited to the borrowing base, with a $2 million sub-limit for letters of credit. The borrowing base under the Current Credit Agreement, initially set at $500 million, was redetermined and increased to $535 million on September 30, 2011. The borrowing base is subject to semi-annual re-determinations on April 1 and October 1 of each year, commencing October 1, 2011. Additionally, either Legacy or the lenders may, once during each calendar year, elect to re-determine the borrowing base between scheduled re-determinations. Legacy also has the right, once during each calendar year, to request the re-determination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Under the Current Credit Agreement, interest on debt outstanding is charged based on Legacy's selection of a one-, two-, three- or six-month LIBOR rate plus 1.75% to 2.75%, or the ABR which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or one-month LIBOR plus 1.00%, plus an applicable margin from 0.75% to 1.75% per annum, determined by the percentage of the borrowing base then in effect that is drawn.

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

As of September 30, 2011, Legacy had outstanding borrowings of $406 million at a weighted-average interest rate of 2.75%. Legacy had approximately $128.9 million of availability remaining under the Current Credit Agreement as of September 30, 2011. For the nine month period ended September 30, 2011, Legacy paid in cash an aggregate of $8.6 million of interest expense on the Previous and Current Credit Agreements. Legacy’s Current Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•	total debt as of the last day of the most recent quarter to EBITDA (as defined in the Current Credit Agreement) in total over the last four quarters of not more than 4.0 to 1.0; and

•
consolidated current assets, as of the last day of the most recent quarter and including the unused amount of the total commitments, to consolidated current liabilities as of the last day of the most recent quarter of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under ASC 815, which includes the current portion of oil, natural gas and interest rate derivatives.

Interest expense, as defined in the Current Credit Agreement, differs from interest expense for GAAP purposes, most notably in that it excludes mark-to-market adjustments for interest rate derivatives. At September 30, 2011, Legacy was in compliance with all aspects of the Current Credit Agreement.

Long-term debt consists of the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(In thousands)
Legacy Facility- due March 2016	$406,000	$325,000

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

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the Wyoming and COG Acquisitions had occurred on January 1, 2010. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010
	(In thousands)
Revenues	$58,692	$177,444
Net income (loss)	$(19,505)	$34,006
Income (loss) per unit - basic and diluted	$(0.49)	$0.85
Units used in computing income (loss) per unit
basic and diluted	40,079	39,792

Post-Acquisition Operating Results

The amount of revenues and revenues in excess of direct operating expenses included in our consolidated statements of operations for the Wyoming and COG Acquisitions is shown in the table that follows. Direct operating expenses include lease operating expenses and production and other taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Wyoming Acquisition
Revenues	$8,780	$7,420	$28,003	$18,999
Excess of revenues over direct operating expenses	$5,176	$4,989	$15,353	$10,784
COG Acquisition
Revenues	$8,012	$—	$22,601	$—
Excess of revenues over direct operating expenses	$5,429	$—	$14,792	$—

(4)	Related Party Transactions

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

Legacy uses Lynch, Chappell and Alsup for legal services. Alan Brown, son of Dale Brown, a director of Legacy, and brother of Cary D. Brown, who was a less than ten percent shareholder in this firm, resigned from his position on September 1, 2011. Legacy paid legal fees to Lynch, Chappell and Alsup of $109,882 and $158,382 for the nine months ended September 30, 2011 and 2010, respectively.

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

Legacy intends to continue to pursue all available legal options regarding the further appeal of this ruling, which included the filing of a motion of re-hearing with the Court of Appeals on June 6, 2011. At this time, Legacy cannot predict the Court of Appeals' or any other court's action, or the eventual outcome of this matter. Therefore, any liability that might arise as a result of this matter is not probable or estimable at this time. Legacy currently believes that any outcome, which may include no payment, the unwinding of the transaction (which Legacy expects would have an effect of less than $6 million) or a payment of approximately $6 million to Raven, will not have a material impact on its financial condition or ability to make cash distributions at expected levels, though it could have a material adverse effect on its net income (loss).

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011:

	Fair Value Measurements at September 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2011
	(In thousands)
LTIP liability (a)	$—	$(4,274)	$—	$(4,274)
Oil, NGL and natural gas derivative swaps	—	18,835	18,313	37,148
Oil and natural gas collars	—	—	21,121	21,121
Oil Swaptions	—	—	(1,416)	(1,416)
Interest rate swaps	—	(14,193)	—	(14,193)
Total	$—	$368	$38,018	$38,386

(a)	See Note 10 for further discussion on unit-based compensation expenses and the related LTIP liability for certain grants accounted for under the liability method.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Beginning balance	$9,431	$24,451	$24,641	$17,791
Total gains	31,749	4,991	22,708	15,837
Settlements, net	(3,162)	(2,580)	(9,331)	(6,766)
Ending balance	$38,018	$26,862	$38,018	$26,862

Change in unrealized gains (losses) included in earnings relating to derivatives
still held as of September 30, 2011 and 2010	$28,587	$2,411	$13,377	$9,071

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

Assets measured at fair value during the nine-month period ended September 30, 2011 include:

	Fair Value Measurements at September 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2011
	(In thousands)
Assets:
Proved oil and natural gas properties - Impairment (a)	$—	$—	$6,049	$6,049
Proved oil and natural gas properties - Acquisitions (b)	$—	$—	$95,401	$95,401
Total	$—	$—	$101,450	$101,450

a.
Legacy utilizes ASC 360-10-35 to periodically review oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. During the nine-month period ended September 30, 2011, Legacy incurred impairment charges of $5.9 million as oil and natural gas properties with a net cost basis of $11.9 million were written down to their fair value of $6.0 million. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

b.
Legacy utilizes ASC 805-10 to identify and record the fair value of assets and liabilities acquired in a business combination. During the nine-month period ended September 30, 2011, Legacy acquired oil and natural gas properties with a fair value of $95.4 million in 23 individually immaterial transactions. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

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

All of these price risk management transactions are considered derivative instruments and are accounted for in accordance with FASB Accounting Standards Codification 815, Disclosures About Derivative Instruments and Hedging Activities ("ASC 815"). These derivative instruments are intended to reduce Legacy’s price risk and may be considered hedges for economic purposes but Legacy has chosen not to designate them as cash flow hedges for accounting purposes. Therefore, all derivative instruments are recorded on the balance sheet at fair value with changes in fair value being recorded in earnings for the three and nine months ended September 30, 2011 and 2010.

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

For the three and nine months ended September 30, 2011 and 2010, Legacy recognized realized and unrealized gains and losses related to its oil, NGL and natural gas derivative transactions. The net gain (loss) from derivative activities was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Crude oil derivative contract settlements	$(1,857)	$3,581	$(11,849)	$7,772
Natural gas liquid derivative contract settlements	—	—	—	(39)
Natural gas derivative contract settlements	2,703	2,763	8,084	7,582
Total commodity derivative contract settlements	846	6,344	(3,765)	15,315
Unrealized change in fair value - oil contracts	104,026	(30,074)	71,663	5,137
Unrealized change in fair value - natural gas liquid contracts	—	—	—	39
Unrealized change in fair value - natural gas contracts	2,731	3,911	(145)	9,848
Total unrealized change in fair value of commodity derivative contracts	106,757	(26,163)	71,518	15,024
Total realized and unrealized gain (loss) on commodity derivative contracts	$107,603	$(19,819)	$67,753	$30,339

As of September 30, 2011, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
October - December 2011(a)	583,432	$89.78	$67.33 - $140.00
2012(a)	1,638,921	$84.21	$67.72 - $109.20
2013(a)	1,124,243	$85.46	$80.10 - $101.10
2014	586,514	$89.57	$87.50 - $101.10
2015	218,051	$92.18	$90.50 - $100.20
2016	45,600	$94.53	$91.00 - $99.85

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

As of September 30, 2011, Legacy had the following NYMEX West Texas Intermediate crude oil derivative collar contracts that combine a long put option or “floor” with a short call option or “ceiling” as indicated below:

		Floor	Ceiling
Calendar Year	Volumes (Bbls)	Price	Price
October - December 2011	17,200	$120.00	$156.30
2012	65,100	$120.00	$156.30

As of September 30, 2011, Legacy had the following NYMEX West Texas Intermediate crude oil derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average	Average	Average
Calendar Year	Volumes (Bbls)	Short Put Price	Long Put Price	Short Call Price
2012	384,600	$67.86	$94.29	$113.16
2013	599,170	$65.49	$91.40	$112.68
2014	719,380	$65.71	$91.09	$117.67
2015	696,550	$66.29	$91.29	$121.01
2016	91,000	$75.00	$100.00	$127.41

As of September 30, 2011, Legacy had the following NYMEX West Texas Waha, ANR-OK and CIG-Rockies natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
October - December 2011	1,799,854	$5.65	$4.15 - $8.70
2012	4,772,990	$6.07	$4.19 - $8.70
2013	3,630,654	$5.62	$4.68 - $6.89
2014	2,091,254	$5.63	$4.95 - $6.47
2015	1,339,300	$5.65	$5.14 - $5.82
2016	219,200	$5.30	$5.30

As of September 30, 2011, Legacy had the following West Texas Waha natural gas derivative collar contract that combines a long put option or "floor" with a short call option or "ceiling" as indicated below:

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

On August 29, 2007, Legacy entered into LIBOR interest rate swaps beginning in October 2007 and extending through November 2011. On January 29, 2009, Legacy revised and extended these LIBOR interest rate swaps. The revised swap transaction had Legacy paying its counterparty fixed rates ranging from 4.09% to 4.11%, per annum, and receiving floating rates on a total notional amount of $54 million. On August 8, 2011 and August 9, 2011, Legacy again revised and extended these LIBOR interest rate swaps. The current swap transaction has Legacy paying its counterparty fixed rates ranging from 3.07% to 3.13%, per annum, and receiving floating rates on a total notional amount of $54 million. These swaps are settled on a monthly basis, beginning in August 2011 and ending in November 2015.

On March 14, 2008, Legacy entered into a LIBOR interest rate swap beginning in April 2008 and extending through April 2011. On January 28, 2009, Legacy revised this LIBOR interest rate swap extending the term through April 2013. The revised swap transaction has Legacy paying its counterparty a fixed rate of 2.65% per annum, and receiving floating rates on a notional amount of $60 million. This swap is settled on a monthly basis, beginning in April 2009 and ending in April 2013. Prior to April 2009, the swap was settled on a quarterly basis.

On October 6, 2008, Legacy entered into two LIBOR interest rate swaps beginning in October 2008 and extending through October 2011. In January 2009, Legacy revised these LIBOR interest rate swaps extending the termination date through October 2013. The revised swap transactions have Legacy paying its counterparties fixed rates ranging from 3.09% to 3.10%, per annum, and receiving floating rates on a total notional amount of $100 million. On August 8, 2011, Legacy further revised one of the aforementioned LIBOR interest rate swaps, extending the termination date through October 2015. The revised swap transaction has Legacy paying its counterparty a fixed rate of 2.50%, per annum, revised from the previous rate of 3.09%, per annum. The revised swaps are settled on a monthly basis, beginning in August 2011 and January 2009, respectively and ending in October 2015 and October 2013, respectively.

On December 16, 2008, Legacy entered into a LIBOR interest rate swap beginning in December 2008 and extending through December 2013. The swap transaction has Legacy paying its counterparty a fixed rate of 2.295%, per annum, and receiving floating rates on a total notional amount of $50 million. The swap is settled on a quarterly basis, beginning in March 2009 and ending in December 2013.

On August 8, 2011, Legacy entered into two LIBOR interest rate swaps, beginning in August 2011 and extending through August 2014. The swap transactions have Legacy paying its counterparties fixed rates ranging from 0.702% to 0.71%, per annum, and receiving floating rates on a total notional amount of $100 million. The swaps are settled on a monthly basis, beginning in August 2011 and ending in August 2014.

Legacy accounts for these interest rate swaps pursuant to ASC 815 which establishes accounting and reporting standards requiring that derivative instruments be recorded at fair market value and included in the balance sheet as assets or liabilities.

Legacy does not specifically designate these derivative transactions as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Interest rate swap settlements	$1,860	$1,812	$5,583	$5,547
Unrealized change in fair value - interest rate swaps	510	3,383	197	10,844
Total increase to interest expense, net	$2,370	$5,195	$5,780	$16,391

The table below summarizes the interest rate swap position as of September 30, 2011:

				Estimated Fair Market Value at
Notional Amount	Fixed Rate	Effective Date	Maturity Date	September 30, 2011
(Dollars in thousands)
$29,000	3.070%	10/16/2007	10/16/2015	$(2,458)
$13,000	3.112%	11/16/2007	11/16/2015	(1,146)
$12,000	3.131%	11/28/2007	11/28/2015	(1,051)
$60,000	2.650%	4/1/2008	4/1/2013	(1,879)
$50,000	3.100%	10/10/2008	10/10/2013	(2,655)
$50,000	0.710%	8/10/2011	8/10/2014	(9)
$50,000	2.295%	12/18/2008	12/18/2013	(1,910)
$50,000	0.702%	8/10/2011	8/10/2014	2
$50,000	2.500%	10/10/2008	10/10/2015	(3,087)
Total fair market value of interest rate derivatives				$(14,193)

(8)	Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the nine months ended September 30, 2011 and year ended December 31, 2010:

	September 30, 2011	December 31, 2010
	(In thousands)
Asset retirement obligation - beginning of period	$111,262	$84,917

Liabilities incurred with properties acquired	4,688	17,618
Liabilities incurred with properties drilled	256	631
Liabilities settled during the period	(3,076)	(1,993)
Current period accretion	3,159	3,472
Current period revisions to previous estimates	(848)	6,617
Asset retirement obligation - end of period	$115,441	$111,262

(9)	Earnings Per Unit

The following table sets forth the computation of basic and diluted net earnings per unit:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Income available to unitholders	$125,100	$(20,185)	$130,584	$29,481
Weighted average number of units outstanding	43,587	40,079	43,560	39,792
Effect of dilutive securities:
Restricted units	20	—	12	—
Weighted average units and potential units outstanding	43,607	40,079	43,572	39,792
Basic and diluted earnings per unit	$2.87	$(0.50)	$3.00	$0.74

    For the three months ended September 30, 2011 and 2010, 77,513 and 83,703 restricted units, respectively, were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect. For the nine months ended September 30, 2011 and 2010, 84,538 and 83,703 restricted units, respectively, were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect.

(10)	Unit-Based Compensation

Long-Term Incentive Plan

On March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was implemented and Legacy adopted ASC 718. Legacy adopted the LTIP for its employees, consultants and directors, its affiliates and its general partner. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights. The LTIP permits the grant of awards covering an aggregate of 2,000,000 units. As of September 30, 2011 grants of awards net of forfeitures covering 1,598,942 units had been made, comprised of 266,014 unit option awards, 746,845 unit appreciation rights awards ("UARs"), 189,434 restricted unit awards, 323,031 phantom unit awards and 73,618 unit awards. The LTIP is administered by the compensation committee (the “Compensation Committee”) of the board of directors of Legacy’s general partner.

ASC 718 requires companies to measure the cost of employee services in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period of the award. However, ASC 718 stipulates that “if an entity that nominally has the choice of settling awards by issuing stock predominately settles in cash, or if the entity usually settles in cash whenever an employee asks for cash settlement, the entity is settling a substantive liability rather than repurchasing an equity instrument.” Due to Legacy's historical practice of settling unit options, UARs and phantom unit awards in cash, Legacy accounts for unit options, UARs, and phantom unit awards by utilizing the liability method as described in ASC 718. The liability method requires companies to measure the cost of the employee services in exchange for a cash award based on the fair value of the underlying security at the end of each reporting period. Compensation cost is recognized based on the change in the liability between periods.

Unit Appreciation Rights and Unit Options

A unit appreciation right is a notional unit that entitles the holder, upon vesting, to receive cash valued at the difference between the closing price of units on the exercise date and the exercise price, as determined on the date of grant. Because these awards are settled in cash, Legacy is accounting for the UARs by utilizing the liability method.

During the year ended December 31, 2010, Legacy issued 75,500 UARs to employees which vest ratably over a three-year period and 116,951 UARs to employees which vest at the end of a three-year period. During the nine-month period ended September 30, 2011, Legacy issued 56,000 UARs to employees which vest ratably over a three-year period and 50,034 UARs to employees which vest at the end of a three-year period. All UARs granted in 2010 and 2011 expire seven years from the grant date and are exercisable when they vest.

For the nine-month periods ended September 30, 2011 and 2010, Legacy recorded $0.02 million and $1.2 million, respectively, of compensation expense due to the change in liability from December 31, 2010 and 2009, respectively, based on its use of the Black-Scholes model to estimate the September 30, 2011 and 2010 fair value of these UARs and unit options (see Note 6). As of September 30, 2011, there was a total of approximately $1.4 million of unrecognized compensation costs related to the unexercised and non-vested portion of these UARs. At September 30, 2011, this cost was expected to be recognized over a weighted-average period of approximately 2.0 years. Compensation expense is based upon the fair value as of September 30, 2011 and is recognized as a percentage of the service period satisfied. Since Legacy's trading history does not yet match the term of the outstanding UAR and unit option awards, it has used an estimated volatility factor of approximately 49% based upon the historical trends of a representative group of publicly-traded companies in the energy industry and employed the Black-Scholes model to estimate the September 30, 2011 fair value to be realized as compensation cost based on the percentage of service period satisfied. Based on historical data, Legacy has assumed an estimated forfeiture rate of 2.9%. As required by ASC 718, Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.16 per unit.

A summary of UAR and unit option activity for the nine months ended September 30, 2011 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	614,338	$21.40
Granted	106,034	27.88
Exercised	(82,233)	23.55
Forfeited	(15,490)	20.45
Outstanding at September 30, 2011	622,649	$22.24	4.29	$2,553,881

UARs and unit options exercisable at September 30, 2011	235,883	$21.56	1.80	$1,069,118

The following table summarizes the status of Legacy’s non-vested UARs since January 1, 2011:

	Non-Vested UARs
	Number of Units	Weighted-Average Exercise Price
Non-vested at January 1, 2011	445,669	$20.64
Granted	106,034	27.88
Vested - Unexercised	(129,549)	20.64
Vested - Exercised	(19,898)	12.38
Forfeited	(15,490)	20.45
Non-vested at September 30, 2011	386,766	$22.65

    Legacy has used a weighted-average risk-free interest rate of 0.8% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at September 30, 2011 whose term is consistent with the expected life of the UARs and unit options. Expected life represents the period of time that UARs and unit options are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Nine Months Ended
September 30, 2011
Expected life (years)	4.29
Annual interest rate	0.8%
Annual distribution rate per unit	$2.16
Volatility	49%

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

During the year ended December 31, 2010, Legacy granted 25,000 phantom units to non-executive employees, 10,000 of which were forfeited upon the resignation of an employee prior to the first vesting date. The remaining 15,000 phantom units vest ratably over a five-year period, beginning at the date of grant. In conjunction with these grants, the employees are entitled to distribution equivalent rights (“DERs”) which accumulate and accrue based on the total number of actual amounts vested and will be payable at the date of vesting.

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

Compensation expense related to the phantom units and associated DERs was $1.3 million and $1.5 million for the nine months ended September 30, 2011 and 2010, respectively.

Restricted Units

During the year ended December 31, 2010, Legacy issued an aggregate of 81,203 restricted units to non-executive employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. During the nine-month period ended September 30, 2011, Legacy issued an aggregate of 43,115 restricted units to non-executive employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. Compensation expense related to restricted units was $0.6 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was a total of $2.1 million of unrecognized compensation expense related to the unvested portion of these restricted units. At September 30, 2011, this cost was expected to be recognized over a weighted-average period of 2.1 years. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at September 30, 2011, do not include 97,247 units related to unvested restricted unit awards.

Board Units

On May 24, 2010, Legacy granted and issued 2,215 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $20.38 at the time of issuance. On May 11, 2011, Legacy granted and issued 1,630 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy's general partner. The value of each unit was $30.24 at the time of issuance. On August 26, 2011, Legacy granted and issued 1,885 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy's general partner. The value of each unit was $26.94 at the time of issuance.

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

(12) Equity Distribution Agreement

Units Issued

We currently have an Equity Distribution Agreement with Knight Capital Americas, L.P. (“KCA”) under which we may offer and sell from time to time through KCA, as our sales agent, units having an aggregate offering price of up to $60.0 million. During the three months and nine months ended September 30, 2011, we received proceeds from 87,364 units issued pursuant to this agreement of approximately $2.4 million gross and $2.3 million net of commissions, which proceeds were used for general partnership purposes. Approximately $57.6 million of our units remain available to be issued under the agreement based on trades initiated through September 30, 2011.

(13) Subsequent Events

On October 20, 2011, Legacy’s board of directors approved a distribution of $0.545 per unit payable on November 14, 2011 to unitholders of record on November 2, 2011, representing an increase of $0.005 per unit over the last quarterly distribution.

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

The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and our expectations may not be realized or the forward-looking events and circumstances may not occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Legacy’s Annual Report on Form 10-K for the year ended December 31, 2010 in Item 1A under “Risk Factors” and Legacy's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 in Part II Item 1A under "Risk Factors." The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per unit data)
Revenues:
Oil sales	$63,387	$42,620	$196,220	$121,998
Natural gas liquid sales	4,924	2,956	13,896	10,138
Natural gas sales	16,061	7,198	39,858	21,936
Total revenue	$84,372	$52,774	$249,974	$154,072

Expenses:
Oil and natural gas production	$22,093	$14,908	$64,572	$45,032
Ad valorem taxes	$2,016	$1,677	$6,732	$4,415
Total oil and natural gas production	$24,109	$16,585	$71,304	$49,447
Production and other taxes	$5,211	$3,096	$15,101	$8,969
General and administrative	$3,817	$4,536	$14,630	$13,344
Depletion, depreciation, amortization and accretion	$22,446	$16,175	$64,152	$45,356

Realized commodity derivative settlements:
Realized gain (loss) on oil derivatives	$(1,857)	$3,581	$(11,849)	$7,772
Realized loss on natural gas liquid derivatives	$—	$—	$—	$(39)
Realized gain on natural gas derivatives	$2,703	$2,763	$8,084	$7,582

Production:
Oil - MBbls	755	607	2,190	1,692
Natural gas liquids - Mgals	3,735	3,070	10,509	9,781
Natural gas - MMcf	2,548	1,332	6,397	3,798
Total (MBoe)	1,269	902	3,506	2,558
Average daily production (Boe/d)	13,793	9,804	12,842	9,370

Average sales price per unit (excluding derivatives):
Oil price per barrel	$83.96	$70.21	$89.60	$72.10
Natural gas liquid price per gallon	$1.32	$0.96	$1.32	$1.04
Natural gas price per Mcf	$6.30	$5.40	$6.23	$5.78
Combined (per Boe)	$66.49	$58.51	$71.30	$60.23

Average sales price per unit (including realized derivative gains/losses):
Oil price per barrel	$81.50	$76.11	$84.19	$76.70
Natural gas liquid price per gallon	$1.32	$0.96	$1.32	$1.03
Natural gas price per Mcf	$7.36	$7.48	$7.49	$7.77
Combined (per Boe)	$67.15	$65.54	$70.23	$66.22

NYMEX oil index prices per barrel:
Beginning of period	$95.42	$75.63	$91.38	$79.36
End of period	$79.20	$79.97	$79.20	$79.97

NYMEX gas index prices per Mcf:
Beginning of period	$4.37	$4.62	$4.41	$5.57
End of period	$3.67	$3.87	$3.67	$3.87

Average unit costs per Boe:
Oil and natural gas production	$17.41	$16.53	$18.42	$17.60
Ad valorem taxes	$1.59	$1.86	$1.92	$1.73
Production and other taxes	$4.11	$3.43	$4.31	$3.51
General and administrative	$3.01	$5.03	$4.17	$5.22
Depletion, depreciation, amortization and accretion	$17.69	$17.93	$18.30	$17.73

Results of Operations

Three-Month Period Ended September 30, 2011 Compared to Three-Month Period Ended September 30, 2010

Legacy’s revenues from the sale of oil were $63.4 million and $42.6 million for the three-month periods ended September 30, 2011 and 2010, respectively. Legacy’s revenues from the sale of NGLs were $4.9 million and $3.0 million for the three-month periods ended September 30, 2011 and 2010, respectively. Legacy’s revenues from the sale of natural gas were $16.1 million and $7.2 million for the three-month periods ended September 30, 2011 and 2010, respectively. The $20.8 million increase in oil revenues reflects the increase in average realized price of $13.75 per Bbl (20%) as well as an increase in oil production of 148 MBbls (24%) due to Legacy’s purchase of additional oil and natural gas properties, including the COG Acquisition, as well as Legacy's ongoing development activities that are primarily focused in the Permian Basin. The $1.9 million increase in NGL sales reflects an increase in the average realized price of $0.36 per gallon (37%) as well as an increase in NGL production of approximately 665 MGals (22%) due primarily to plant and gathering system downtime from one of our NGL purchasers in the Texas Panhandle during the three months ended September 30, 2010. As our NGL sales are dependent on the availability of processing capacity, lengthy downtimes from third-party plant operators can have a significant adverse impact on our operations. The $8.9 million increase in natural gas revenues reflects the increases in natural gas production and average realized prices. Our natural gas production increased approximately 1,216 MMcf (91%) due primarily to Legacy’s purchase of additional oil and natural gas properties, including the COG Acquisition, as well as Legacy's ongoing development activities that are primarily focused in the Permian Basin, specifically the Wolfberry play, in which we produce primarily oil but also a significant amount of NGL-rich, casinghead gas. Legacy's average realized natural gas price increased by $0.90 per Mcf (17%), which reflects increased NGL prices imbedded into our revenue from our sales of wet natural gas, primarily in the Permian Basin. Most of our purchasers of natural gas in the Permian Basin compensate us for the NGL content in our wet natural gas volumes but do not separately account for such volumes. As such, we are not capable of reporting any of these natural gas volumes as NGLs. Accordingly, our realized natural gas prices in the Permian Basin and for Legacy as a whole are substantially higher than NYMEX Henry Hub natural gas prices due to the NGL content in our wet natural gas sales.

For the three-month period ended September 30, 2011, Legacy recorded $107.6 million of net gains on oil and natural gas derivatives comprised of realized gains of $0.8 million from net cash settlements of oil and natural gas derivative contracts and a net unrealized gain of $106.8 million. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives that will be settled in future periods. Legacy had unrealized net gains from oil derivatives because oil futures prices decreased during the three-month period ended September 30, 2011. Since oil futures prices at September 30, 2011 are now below the average contract prices of Legacy’s outstanding oil derivatives contracts, the net liability attributable to unrealized net losses from Legacy’s outstanding oil derivatives reverted to a net asset, resulting in an unrealized net gain of $104.0 million for the quarter. Legacy had unrealized net gains from natural gas derivatives because the NYMEX natural gas futures prices decreased during the three-month period ended September 30, 2011. Due to this decrease in natural gas prices during the quarter, the positive differential between Legacy’s fixed price natural gas derivatives and NYMEX prices increased. Accordingly, the net asset attributable to unrealized net gains from Legacy’s outstanding natural gas derivatives increased, resulting in unrealized net gains of $2.7 million for the quarter. For the three-month period ended September 30, 2010, Legacy recorded $19.8 million of net losses on oil, NGL and natural gas derivatives, comprised of realized gains of $6.3 million from net cash settlements of oil, NGL and natural gas derivative contracts and a net unrealized losses of $26.2 million on oil, NGL and natural gas derivative contracts.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $22.1 million ($17.41 per Boe) for the three-month period ended September 30, 2011 from $14.9 million ($16.53 per Boe) for the three-month period ended September 30, 2010. Production expenses increased primarily due to the purchases of oil and natural gas properties, including approximately $1.8 million of expense related to the COG Acquisition, expenses associated with Legacy's development activity, a $1.0 million increase in workover expenses and industry-wide cost increases due to higher oil prices. Additionally, Legacy's production expense per Boe increased from $16.53 per Boe for the three month period ended September 30, 2010 to $17.41 for the three month period ended September 30, 2011, primarily due to the increase in oil and natural gas prices experienced during the earlier months of 2011. As the industry historically experiences a lag effect between commodity prices and the effect on costs, the increased oil prices in the first and second quarters of 2011 increased the demand for services resulting in higher production expenses in the quarter ended September 30, 2011. Legacy’s ad valorem tax expense increased to $2.0 million ($1.59 per Boe) for the three-month period ended September 30, 2011, from $1.7 million ($1.86 per Boe) for the three-month period ended September 30, 2010 primarily due to $0.3 million of ad valorem tax expenses related to the COG Acquisition.

Legacy’s production and other taxes were $5.2 million and $3.1 million for the three-month periods ended September 30, 2011 and 2010, respectively. Production and other taxes increased primarily because of higher realized commodity prices and production volumes, as production and other taxes as a percentage of revenue remained largely unchanged.

Legacy’s general and administrative expenses were $3.8 million and $4.5 million for the three-month periods ended September 30, 2011 and 2010, respectively. General and administrative expenses decreased primarily due to a $1.3 million decrease in non-cash LTIP expenses due to declining unit prices partially offset by $0.5 million increase in salary expense related to the hiring of additional employees and annual salary increases implemented during July 2010.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $22.4 million and $16.2 million for the three-month periods ended September 30, 2011 and 2010, respectively. DD&A increased primarily because of increased production from our development activity and recent acquisitions, including the COG Acquisition, and proportionate increases in cost basis. These increases were partially offset by increased reserve volumes related to our development activities, acquisitions and higher average commodity prices.

Impairment expense was $4.7 million and $4.2 million for the three-month periods ended September 30, 2011 and 2010, respectively. In the three-month period ended September 30, 2011, Legacy recognized impairment expense on 27 separate producing fields primarily related to lower oil prices at September 30, 2011 compared to June 30, 2011 and increased operating expenses realized in these fields, which reduced the future expected cash flows. Impairment expense for the period ended September 30, 2010, was related to (i) the write-off of multiple PUDs in one field due to the performance of offset locations that no longer supported the economic viability of the PUDs, (ii) the performance decline of a single well in one field and (iii) performance declines in four separate producing fields.

Legacy recorded interest expense of $5.8 million and $8.2 million for the three-month periods ended September 30, 2011 and 2010, respectively. Interest expense decreased approximately $2.4 million due primarily to a reduction in the mark-to-market of our interest rate swap derivatives to $0.5 million for the three month period ended September 30, 2011, compared to $3.4 million for the three month period ended September 30, 2010. This reduction was partially offset by increased base interest expense of $0.5 million related to higher average debt outstanding for the three month period ended September 30, 2011.

Nine-Month Period Ended September 30, 2011 Compared to Nine-Month Period Ended September 30, 2010

Legacy’s revenues from the sale of oil were $196.2 million and $122.0 million for the nine-month periods ended September 30, 2011 and 2010, respectively. Legacy’s revenues from the sale of NGLs were $13.9 million and $10.1 million for the nine-month periods ended September 30, 2011 and 2010, respectively. Legacy’s revenues from the sale of natural gas were $39.9 million and $21.9 million for the nine-month periods ended September 30, 2011 and 2010, respectively. The $74.2 million increase in oil revenues reflects the increase in average realized price of $17.50 per Bbl (24%) as well as an increase in oil production of 498 MBbls (29%) due primarily to Legacy’s purchase of additional oil and natural gas properties, including the COG Acquisition, as well as Legacy's ongoing development activities that are primarily focused in the Permian Basin. The increase in oil production is also due to a full nine months of production from the Wyoming Acquisition compared to a partial nine months of production during the period ended September 30, 2010, as the Wyoming Acquisition closed on February 17, 2010. The $3.8 million increase in NGL sales reflects an increase in the average realized price of $0.28 per gallon (27%) as well as an increase in NGL production of approximately 728 MGals (7%). The $18.0 million increase in natural gas revenues reflects the increase in natural gas production of approximately 2,599 MMcf (68%) due primarily to Legacy’s purchase of additional oil and natural gas properties, including the COG Acquisition, and Legacy's development activities as well as higher realized prices. As many of the properties Legacy acquired during the nine-month period ended September 30, 2011 were comprised of primarily natural gas production, the percentage increase in natural gas volumes is higher than the increase in oil volumes. Additionally, Legacy's average realized natural gas price increased by $0.45 per Mcf (8%), as higher NGL prices embedded in our wet gas sales were offset by lower dry gas prices.

For the nine-month period ended September 30, 2011, Legacy recorded $67.8 million of net gains on oil and natural gas derivatives comprised of realized losses of $3.8 million from net cash settlements of oil and natural gas derivative contracts and a net unrealized gain of $71.5 million. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives that will be settled in future periods. Legacy had unrealized net gains from oil derivatives because oil futures prices decreased during the nine-month period ended September 30, 2011. NYMEX oil futures prices at September 30, 2011 were on average lower than the average contract prices of Legacy’s outstanding oil derivatives contracts, and the decrease in the NYMEX oil futures prices during the nine-month period ended September 30, 2011 resulted in a positive differential between Legacy’s outstanding oil derivatives and NYMEX prices. As a result, the net liability at year end 2010 attributable to unrealized losses from outstanding oil derivatives reverted to a net asset, resulting in an unrealized net gain of $71.7 million for the nine-month period ended September 30, 2011. Legacy had unrealized net losses from natural gas derivatives of approximately $0.1 million for the nine-month period ended September 30, 2011. Due to a decrease in natural gas futures prices during the nine-month period ended September 30, 2011, the positive differential between Legacy’s fixed price natural gas derivatives and NYMEX prices increased. This positive price differential, along with the addition of natural gas derivatives with average prices above futures prices at September 30, 2011, resulted in an increase to the net asset attributable to Legacy's outstanding natural gas derivatives. This increase was slightly more than offset by significant reductions in the asset due to gains realized on derivative settlements with fixed prices well above NYMEX prices during the nine-month period ended September 30, 2011, resulting in a slightly decreased net asset and corresponding unrealized loss on natural gas derivatives of $0.1 million. For the nine-month period ended September 30, 2010, Legacy recorded $30.3 million of net gains on oil, NGL and natural gas derivatives, comprised of realized gains of $15.3 million from net cash settlements of oil, NGL and natural gas derivative contracts and a net unrealized gain of $15.0 million on oil, NGL and natural gas derivative contracts.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $64.6 million ($18.42 per Boe) for the nine-month period ended September 30, 2011, from $45.0 million ($17.60 per Boe) for the nine-month period ended September 30, 2010. Production expenses increased primarily due to recent oil and natural gas property acquisitions, including $5.9 million related to the COG Acquisition, which closed on December 22, 2010, and $3.1 million of increased expenses related to the Wyoming Acquisition, which closed on February 17, 2010. Additionally, Legacy incurred increased expenses due to its development activities, industry-wide cost increases and increased workover activity of $1.9 million for the nine-month period ended September 30, 2011. Legacy’s ad valorem tax expense increased to $6.7 million ($1.92 per Boe) for the nine-month period ended September 30, 2011, from $4.4 million ($1.73 per Boe) for the nine-month period ended September 30, 2010 primarily due to $1.4 million of ad valorem tax expenses related to the COG and Wyoming Acquisitions, as well as increased property values directly related to higher commodity prices.

Legacy’s production and other taxes were $15.1 million and $9.0 million for the nine-month periods ended September 30, 2011 and 2010, respectively. Production and other taxes increased primarily because of higher realized commodity prices and production volumes, as production and other taxes as a percentage of revenue remained largely unchanged.

Legacy’s general and administrative expenses were $14.6 million and $13.3 million for the nine-month periods ended September 30, 2011 and 2010, respectively. General and administrative expenses increased primarily due to a $1.9 million increase in salary expense related to employee growth and annual salary increases effective July 2010, partially offset by a $0.8 million decrease in non-cash LTIP expenses related to decreased unit prices.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $64.2 million and $45.4 million for the nine-month periods ended September 30, 2011 and 2010, respectively. DD&A increased primarily because of increased production from our development activity and recent acquisitions, including the COG and Wyoming Acquisitions, and proportionate increases in cost basis. These increases were partially offset by increased reserve volumes related to our development activities, acquisitions and higher average commodity prices.

Impairment expense was $5.9 million and $12.6 million for the nine-month periods ended September 30, 2011 and 2010, respectively. In the nine-month period ended September 30, 2011, Legacy recognized impairment expense on 32 separate producing fields primarily related to lower oil prices and higher production costs in those fields. Impairment expense for the nine-month period ended September 30, 2010, was related to (i) the write-off of multiple PUDs in one field due to the performance of offset locations that no longer supported the economic viability of the PUDs, (ii) the performance decline of a single well in one field and (iii) performance declines in 58 separate producing fields.

Legacy recorded interest expense of $15.6 million and $24.6 million for the nine-month periods ended September 30, 2011 and 2010, respectively. Interest expense decreased approximately $9.0 million due primarily to mark-to-market adjustments of our interest rate swap derivatives of $0.2 million for the nine-month period ended September 30, 2011, compared to a $10.8 million increase in interest expense related to mark-to-market adjustments for the nine-month period ended September 30, 2010.

Non-GAAP Financial Measures

For the three months ended September 30, 2011 and 2010, respectively, Adjusted EBITDA increased 46% to $52.1 million from $35.7 million primarily due to increased revenues from our oil, NGL and natural gas sales in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, partially offset by higher production and other expenses. These increased revenues more than offset the decreased realized commodity derivative settlements of approximately $5.5 million from $6.3 million to $0.8 million for the three months ended September 30, 2010 and 2011, respectively. For the three months ended September 30, 2011 and 2010, respectively, Distributable Cash Flow increased 9% to

$24.1 million from $22.2 million, as increases in Adjusted EBITDA more than offset increases in development capital expenditures and cash interest expense. Due to favorable commodity prices and greater availability of both drilling rigs and oilfield services, Legacy's operated and non-operated drilling projects have increased significantly. This increase in the number of drilling projects, along with modest increases in drilling and completion costs, have increased development capital expenditures for the three months ended September 30, 2011 to $22.8 million from $9.0 million for the three months ended September 30, 2010.

For the nine months ended September 30, 2011 and 2010, respectively, Adjusted EBITDA increased 47% to $148.3 million from $100.7 million primarily due to increased revenues from our oil, NGL and natural gas sales in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, partially offset by higher production and other expenses. These increased revenues more than offset the decreased realized commodity derivative settlements of approximately $19.1 million from cash receipts of $15.3 million to cash payments of $3.8 million for the nine months ended September 30, 2010 and 2011, respectively. For the nine months ended September 30, 2011 and 2010, respectively, Distributable Cash Flow increased 17% to $79.1 million from $67.5 million, as increases in Adjusted EBITDA more than offset increases in development capital expenditures and cash interest expense. Due to favorable commodity prices and greater availability of both drilling rigs and oilfield services, Legacy's operated and non-operated drilling projects have increased significantly. This increase in the number of drilling projects, along with modest increases in drilling and completion costs, have increased development capital expenditures for the nine months ended September 30, 2011 to $52.1 million from $19.3 million for the nine months ended September 30, 2010.

The management of Legacy Reserves LP uses Adjusted EBITDA (as defined below) and Distributable Cash Flow as tools to provide additional information and metrics relative to the performance of Legacy’s business, such as the cash distributions Legacy expects to pay to its unitholders. Legacy’s management believes that both Adjusted EBITDA and Distributable Cash Flow are useful to investors because these measures are used by many companies in the industry as measures of operating and financial performance and are commonly employed by financial analysts and others to evaluate the operating and financial performance of the Partnership from period to period and to compare it with the performance of other publicly traded partnerships within the industry. Adjusted EBITDA and Distributable Cash Flow may not be comparable to a similarly titled measure of other publicly traded limited partnerships or limited liability companies because all companies may not calculate Adjusted EBITDA in the same manner.

The following presents a reconciliation of “Adjusted EBITDA” and “Distributable Cash Flow,” both of which are non-GAAP measures, to their nearest comparable GAAP measure. “Adjusted EBITDA” and “Distributable Cash Flow” should not be considered as alternatives to GAAP measures, such as net income, operating income, cash flow from operating activities, or any other GAAP measure of financial performance.

Adjusted EBITDA is defined in Legacy’s revolving credit facility as net income (loss) plus:

•	Interest expense;

•	Income taxes;

•	Depletion, depreciation, amortization and accretion;

•	Impairment of long-lived assets;

•	(Gain) loss on sale of partnership investment;

•	(Gain) loss on disposal of assets (excluding settlements of asset retirement obligations);

•	Unit-based compensation expense related to LTIP unit awards accounted for under the equity or liability methods;

•	Unrealized (gain) loss on oil and natural gas derivatives; and

•	Equity in (income) loss of partnership.

Distributable Cash Flow is defined as Adjusted EBITDA less:

•	Cash interest expense;

•	Cash income taxes;

•	Cash settlements of LTIP unit awards; and

•	Development capital expenditures.

The following table presents a reconciliation of Legacy’s consolidated net income to Adjusted EBITDA and Distributable Cash Flow for the three and nine months ended September 30, 2011 and 2010, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net income (loss)	$125,100	$(20,185)	$130,584	$29,481
Plus:
Interest expense	5,764	8,215	15,633	24,553
Income tax expense (benefit)	928	(83)	1,198	544
Depletion, depreciation, amortization and accretion	22,446	16,175	64,152	45,356
Impairment of long-lived assets	4,678	4,173	5,869	12,560
Equity in income of partnership	(35)	(22)	(107)	(71)
Unit-based compensation expense (income)	6	1,310	2,446	3,288
Unrealized (gain)/loss on oil and natural gas derivatives	(106,757)	26,163	(71,518)	(15,024)
Adjusted EBITDA	$52,130	$35,746	$148,257	$100,687

Less:
Cash interest expense	4,989	4,378	14,182	11,819
Cash settlements of LTIP unit awards	185	134	2,855	2,044
Development capital expenditures	22,832	9,026	52,127	19,288
Distributable Cash Flow	$24,124	$22,208	$79,093	$67,536

Capital Resources and Liquidity

Legacy’s primary sources of capital and liquidity have been bank borrowings, cash flow from operations, the issuance of additional units or a combination thereof. During the nine-months ended September 30, 2011, we raised net proceeds of approximately $2.3 million under our equity distribution program as described in Note 12 to our Condensed Consolidated Financial Statements. To date, Legacy’s primary uses of capital have been for acquisitions, repayment of bank borrowings and development of oil and natural gas properties.

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

The amounts available for borrowing under our credit facility are subject to a borrowing base, which is currently set at $535.0 million. As of November 3, 2011, we had $124.9 million available for borrowing under our revolving credit facility. The borrowing base under our Credit Facility, initially set at $500 million, was redetermined and increased to $535.0 million on September 30, 2011. Based on their commodity price expectations, our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled for April 2012. Please read “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

Legacy’s net cash provided by operating activities was $144.2 million and $78.9 million for the nine-month periods ended September 30, 2011 and 2010, respectively. The 2011 period was favorably impacted by higher commodity prices and production volumes, which were partially offset by higher expenses. In addition, the net cash amount for 2011 and 2010 does not include cash settlements received/(paid) of $(3.8) million and $15.3 million, respectively, from our commodity derivative transactions.

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

Investing Activities

Legacy’s cash capital expenditures were $147.5 million for the nine-month period ended September 30, 2011. The total includes $95.4 million for the acquisition of oil and natural gas properties in 23 individually immaterial acquisitions and $52.1 million of development projects. Legacy’s cash capital expenditures were $182.7 million for the nine-month period ended September 30, 2010. The total includes $163.4 million for the acquisition of oil and natural gas properties in the Wyoming Acquisition and 18 individually immaterial acquisitions and $19.3 million of development projects.

Our capital expenditure budget, which predominantly consists of drilling, re-completion and capital workover projects, is currently $70.0 million for the year ending December 31, 2011, of which $52.1 million has been expended during the nine-months ended September 30, 2011. Our remaining borrowing capacity under our revolving credit facility is $124.9 million as of November 3, 2011. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner. Based upon current oil and natural gas price expectations for the year ending December 31, 2011, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our remaining planned capital expenditures of $17.9 million, as well as the $27.5 million (comprised of $20 million in cash and 278,396 units) and $45 million related to our anticipated acquisitions of producing oil and natural gas properties in the Permian Basin and Wyoming, respectively, which are expected to close on or about November 14, 2011 and December 1, 2011, respectively. Future cash distributions will be at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt and any other factors the board of directors of our general partner may consider. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. Currently, we use derivatives to offset price volatility on NYMEX oil and natural gas prices, which do not include the additional net discount that we typically experience in the Permian Basin. For the nine-month period ended September 30, 2011 and 2010 we had unfavorable cash settlements of $3.8 million and favorable cash settlements of $15.3 million, respectively, related to our commodity derivative settlements. At September 30, 2011, we had in place oil and natural gas derivatives covering significant portions of our estimated 2011 through 2016 oil, NGL and natural gas production. As of November 3, 2011, we have derivative contracts covering approximately 73% of our remaining expected oil, NGL and natural gas production for 2011. As of November 3, 2011, we also have derivative contracts covering approximately 39% of our currently expected oil and natural gas production for 2012 through December 2016.

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

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of November 3, 2011, covering the period from October 1, 2011 through December 31, 2016. We use derivatives, including swaps, collars and 3-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are settled based upon the monthly average closing price of the front-month NYMEX WTI oil contract price of oil at Cushing, Oklahoma, and West Texas Waha, Rocky Mountain CIG and ANR-Oklahoma prices of natural gas on the average of the three final trading days of the month and settlement occurs on the fifth day of the production month.

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
October - December 2011(a)	583,432	$89.78	$67.33 - $140.00
2012(a)	1,638,921	$84.21	$67.72 - $109.20
2013(a)	1,124,243	$85.46	$80.10 - $101.10
2014	586,514	$89.57	$87.50 - $101.10
2015	218,051	$92.18	$90.50 - $100.20
2016	45,600	$94.53	$91.00 - $99.85

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

Calendar Year	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
October - December 2011	1,799,854	$5.65	$4.15 - $8.70
2012	4,772,990	$6.07	$4.19 - $8.70
2013	3,630,654	$5.62	$4.68 - $6.89
2014	2,091,254	$5.63	$4.95 - $6.47
2015	1,339,300	$5.65	$5.14 - $5.82
2016	219,200	$5.30	$5.30

On June 24, 2008, we entered into a NYMEX West Texas Intermediate crude oil derivative collar contract that combines a long put option or “floor” with a short call option or “ceiling.” The following table summarizes the oil collar contract currently in place as of November 3, 2011, covering the period from October 1, 2011 through December 31, 2012:

Calendar Year	Volumes (Bbls)	Floor Price	Ceiling Price
October - December 2011	17,200	$120.00	$156.30
2012	65,100	$120.00	$156.30

On January 12, 2011, we entered into a West Texas Waha natural gas derivative collar contract that combines a long put option or "floor" with a short call option or "ceiling." The following table summarizes the natural gas collar contract currently in place as of November 3, 2011, covering the period from January 1, 2012 through December 31, 2012:

Calendar Year	Volumes (Bbls)	Floor Price	Ceiling Price
2012	360,000	$4.00	$5.45

We have entered into multiple NYMEX West Texas Intermediate crude oil derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the long put combined with the short put allows us to sell a call at a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk to the difference between the long put and the short put if the price of NYMEX West Texas Intermediate crude oil drops below the price of the short put. This allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. In regards to our three-way collar contracts, if the market price has fallen below the short put fixed price, we would receive the market price plus $25 or $30 per barrel, depending on the contract. The following table summarizes the three-way oil collar contracts currently in place as of November 3, 2011, covering the period from January 1, 2012 through June 30, 2016:

Calendar Year	Volumes (Bbls)	Average Short Put	Average Long Put	Average Short Call
2012	384,600	$67.86	$94.29	$113.16
2013	599,170	$65.49	$91.40	$112.68
2014	719,380	$65.71	$91.09	$117.67
2015	696,550	$66.29	$91.29	$121.01
2016	91,000	$75.00	$100.00	$127.41

Financing Activities

Legacy’s net cash provided by financing activities was $8.7 million for the nine months ended September 30, 2011, compared to cash provided of $85.4 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, total net borrowings under our revolving credit facility were $81.0 million, comprised of borrowings of $267.0 million and repayments of $186.0 million. During the nine-months ended September 30, 2011, we raised net proceeds of approximately $2.3 million under our equity distribution program as described in Note 12 to our Condensed Consolidated Financial Statements. Additionally, Legacy had cash outflow during the nine months ended September 30, 2011in the amount of $69.6 million for distributions to unitholders and $5.0 million of cash paid related to entering into the Current Credit Agreement (defined below). Cash used in financing activities during the nine months ended September 30, 2010, included $53.0 million in net borrowings under our revolving credit facility and $95.4 million in cash proceeds from our January 2010 public equity offering partially offset by $62.6 million for distributions to unitholders.

Our Revolving Credit Facility

Previous Credit Agreement

On March 27, 2009, we entered into a three-year, $600 million secured revolving credit facility (the “Previous Credit Agreement”) and retained BNP Paribas as administrative agent to replace our initial four-year, $300 million revolving credit facility with BNP Paribas as administrative agent. All borrowings outstanding under the Previous Credit Agreement were paid in full on March 10, 2011 with borrowings under the Current Credit Agreement.

Current Credit Agreement

On March 10, 2011, we entered into an amended and restated five-year, $1 billion secured revolving credit facility with BNP Paribas as administrative agent (the "Current Credit Agreement"). Our obligations under the Current Credit Agreement are secured by mortgages on 80% of our oil and natural gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. Borrowings under the Current Credit Agreement mature on March 10, 2016. The amount available for borrowing at any one time is limited to the borrowing base, originally set at $500 million, currently set at $535 million, with a $2 million sub-limit for letters of credit. In addition to the borrowing base increase on September 30, 2011 to $535 million, our lenders pre-approved a further increase to $550 million upon the closing of a pending acquisition, which we expect to close on or about November 14, 2011. The borrowing base is subject to semi-annual redeterminations on or about April 1 and October 1 of each year, commencing on October 1, 2011. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. We also have the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility, so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral. Legacy may at any time issue up to $500 million in aggregate principal amount of senior notes or new debt whose proceeds are used to refinance such senior notes, subject to specified conditions in the Current Credit Agreement, which include that upon the issuance of such senior notes or new debt, the borrowing base shall be reduced by an amount equal to (i) in the case of senior notes, 25% of the stated principal amount of the senior notes and (ii) in the case of new debt, 25% of the portion of the new debt that exceeds the principal amount of the senior notes. Also, notwithstanding that a lender (or its affiliate) is no longer a party to the Current Credit Agreement, any lender (or its affiliate)

which has entered into any hedging arrangement with us while a party to the Current Credit Agreement will continue to have our obligations under such hedging arrangement secured on a ratable and pari passu basis by the collateral securing our obligations under the Current Credit Agreement, the related loan documents and our hedging arrangements.

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

Interest is generally payable quarterly for ABR loans and on the last day of the applicable interest period for any Eurodollar loans.

Our Current Credit Agreement also contains various covenants that limit our ability to:

•	incur indebtedness;

•	enter into certain leases;

•	grant certain liens;

•	enter into certain derivatives;

•	make certain loans, acquisitions, capital expenditures and investments;

•	make distributions other than from available cash;

•	merge, consolidate or allow any material change in the character of its business; or

•	engage in certain asset dispositions, including a sale of all or substantially all of our assets.

Our Current Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•	total debt as of the last day of the most recent quarter to EBITDA (as defined in the Current Credit Agreement) in total over the last four quarters of not more than 4.0 to 1.0; and

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

If an event of default exists under our Current Credit Agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies. Each of the following would be an event of default:

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

As of September 30, 2011, Legacy was in compliance with all financial and other covenants of the revolving credit facility.

Legacy periodically enters into interest rate swap transactions to mitigate the volatility of interest rates. As of September 30, 2011, Legacy had interest rate swaps outstanding through December of 2013 on $364 million of floating rate debt to a weighted-average fixed rate of 2.17%.

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

Effect if Different Assumptions Used:  Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the three-month period ended September 30, 2011 by approximately 10%.

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

None.

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

As of September 30, 2011, the fair market value of Legacy’s commodity derivative positions was a net asset of $56.9 million based on NYMEX futures prices from October 2011 to December 2016 for both oil and natural gas. As of December 31, 2010, the fair market value of Legacy’s commodity derivative positions was a net liability of $14.7 million based on NYMEX futures prices from January 2011 to December 2015 for both oil and natural gas. The futures market prices of both oil and natural gas decreased from December 31, 2010 to September 30, 2011 across the overlapping periods of the time frames referenced above over which our commodity derivatives are in place. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from October 2011 through December 31, 2016, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investing Activities.”

Interest Rate Risks

At September 30, 2011, Legacy had debt outstanding of $406 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for the nine-month period ended September 30, 2011 was 3.1%. A 1% increase in LIBOR on Legacy’s outstanding debt as of September 30, 2011 would result in an estimated $0.42 million increase in annual interest expense as Legacy has entered into interest rate swaps to mitigate the volatility of interest rates through December of 2013 on $364 million of floating rate debt to a weighted-average fixed rate of 2.17%.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

Effective January 1, 2011, we implemented a new accounting system in conjunction with a transition to bring our back-office accounting functions in-house from an outsourced third-party. While these transitions have changed the physical location within the accounting process where certain internal control points occur, the nature and extent of such internal controls remain unchanged. Further, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this report, you should carefully consider the factors discussed under, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our Quarterly Report on Form 10-Q for the period ended June 30, 2011, which could materially affect our business, financial condition or future results.  The risks described in these reports are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
3.5
Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.4)

10.1*
First Amendment to Second Amended and Restated Credit Agreement Among Legacy Reserves LP, as Borrowers, the Guarantors, BNP Paribas, as Administrative Agent, and The Lenders Signatory Hereto dated as of September 30, 2011.

10.2
Equity Distribution Agreement, dated August 25, 2011, by and among the Partnership and Knight Capital Americas, L.P. (Incorporated by reference to Legacy Reserves LP's Current Report on Form 8-K (File No. 001-33249) filed August 25, 2011, Exhibit 1.1)

31.1*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)
101**
The following interactive data files pursuant to Rule 405 of Regulation S-T from Legacy Reserves LP's Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements.+

* Filed herewith

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

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

November 4, 2011	By:	/s/ Steven H. Pruett
Steven H. Pruett
President, Chief Financial Officer and Secretary
(On behalf of the Registrant and as Principal Financial Officer)