Form 10-K
period 2011-12-31
LEGACY RESERVES LP
filed 2012-02-23
CIK 1358831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
 Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of units held by non-affiliates of the registrant was approximately $989.6 million on June 30, 2011, based on $29.69 per unit, the last reported sales price of the units on the NASDAQ Global Select Market on such date.
47,920,179 units representing limited partner interests in the registrant were outstanding as of February 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the definitive proxy statement for the registrant’s 2012 annual meeting of unitholders are incorporated by reference into Part III of this annual report on Form 10-K.

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

Liquids. Oil and NGLs.

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

Oil. Crude oil and condensate.

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

Standardized measure. The present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission (using current costs and the average annual prices based on the un-weighted arithmetic average of the first-day-of-the-month price for each month) without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, and discounted using an annual discount rate of 10%. Because we are a limited partnership that allocates our taxable income to our unitholders, no provisions for federal or state income taxes have been provided for in the calculation of standardized measure. Standardized measure does not give effect to commodity derivative transactions.

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

The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and our expectations may not be realized or the forward-looking events and circumstances may not occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in "Item 1A. Risk Factors.” The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to unduly rely on them.

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

Our oil and natural gas production and reserve data as of December 31, 2011 are as follows:

•
we had proved reserves of approximately 63.4 MMBoe, of which 68% were oil and natural gas liquids (“NGLs”) and 85% were classified as proved developed producing, 2% were proved developed non-producing, and 13% were proved undeveloped;

•	our proved reserves had a standardized measure of $1.1 billion; and

•
our proved reserves to production ratio was approximately 12.6 years based on the average daily net production of 13,750 Boe/d (approximately 73% operated) for the three months ended December 31, 2011.

We have grown primarily through two activities: the acquisition of producing oil and natural gas properties and the development of properties in established producing trends. From 2007 through 2011, we completed 93 acquisitions of oil and natural gas properties for a total of approximately $847.3 million, excluding $57.5 million of non-cash asset retirement obligations. These acquisitions of primarily long-lived, oil-weighted assets, along with our ongoing development activities and operational improvements, have allowed us to achieve significant operational and financial growth during this time period.

Business Strategy

The key elements of our business strategy are to:

•	Make accretive acquisitions of producing properties generally characterized by long-lived reserves with stable production and reserve development potential;

•	Add proved reserves and maximize cash flow and production through development projects and operational efficiencies;

•	Maintain financial flexibility; and

•	Reduce commodity price risk through oil, NGL and natural gas derivative transactions.

Operating Regions

Permian Basin. The Permian Basin, one of the largest and most prolific oil and natural gas producing basins in the United States, was discovered in 1921 and extends over 100,000 square miles in West Texas and southeast New Mexico. It is characterized by oil and natural gas fields with long production histories and multiple producing formations. The majority of our producing wells in the Permian Basin are mature oil wells that also produce high-Btu casing head gas with significant NGL content. This region also contains the vast majority of our development inventory, both in terms of proved drilling locations (92% of our proved undeveloped reserves) as well as unproved drilling locations. Our $62 million capital expenditures budget for 2012 is largely focused on the Permian Basin, including our one-rig drilling program that is focused on our proved and unproved Wolfberry drilling locations. The Permian Basin was our only core operating region until we expanded in April 2007 and remains our largest operating region. In 2011, our acquisitions of Permian Basin properties constituted approximately 96% of our $142.2 million of total acquisitions during the year.

Mid-Continent. Our properties in the Mid-Continent region are primarily in the Texas Panhandle and Oklahoma. The vast majority of these properties were acquired through several transactions from April 2007 through October 2008. Our Texas Panhandle wells produce mostly out of the shallow Granite Wash, Brown Dolomite and Red Cave formations. Our operated properties in the Texas Panhandle are mostly mature oil wells that also produce high-Btu casing head gas with significant NGL content, while our non-operated properties are mostly mature, low pressure natural gas wells with high NGL content. Our Texas Panhandle fields contain proved reserves of 6.4 MMBoe (70% liquids), which are approximately 60% of our proved reserves in the Mid-Continent region. Our most notable field in Oklahoma is the East Binger field in Caddo County, Oklahoma. The East Binger Unit, the majority property in the field, is an active miscible nitrogen injection (tertiary recovery) project that produces from the Marchand Sand. This field contains 3.3 MMBoe of proved reserves (84% liquids), which are almost 31% of our proved reserves in the Mid-Continent region. Our remaining properties in the Mid-Continent region are located in multiple counties in Oklahoma, Texas, Kansas and Arkansas.

Rocky Mountain. Almost all of our properties in the Rocky Mountain region are in Wyoming. This area became a core operating region for us after we completed a $125.5 million acquisition in the Big Horn and Wind River Basins in February 2010, which we have complemented with several smaller acquisitions during 2010 and 2011. This region is operated by a team of experienced professionals based in our Cody, Wyoming office. The properties in this region are largely mature oil wells with a natural water drive that produce primarily from the Tensleep, Phosphoria and Minnelusa formations.

Our proved reserves by area are as follows:

Proved Reserves by Operating Region as of December 31, 2011
Operating Regions	Oil (MBbls)	Natural Gas (MMcf)		NGLs(MBbls)	Total (MBoe)	% Liquids	% PDP	% Total
Permian Basin	28,186	101,176	(a)	802	45,851	63.2%	82.0%	72.3%
Mid-Continent	3,513	18,334		4,000	10,569	71.1%	98.4%	16.6%
Rocky Mountain	6,411	2,452		10	6,830	94.0%	85.1%	10.8%
Other	68	642		22	197	45.7%	100.0%	0.3%
Total	38,178	122,604		4,834	63,447	67.8%	85.2%	100.0%
____________________

(a)
We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content in those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin are substantially higher than NYMEX Henry Hub natural gas prices due to NGL content.

Acquisition Activities

During the year ended December 31, 2011, we completed 28 acquisitions of oil and natural gas properties with an aggregate purchase price of approximately $142.2 million, excluding $8.3 million of non-cash asset retirement obligations. Based on reserve data prepared internally at the time of these acquisitions reflecting management’s expectations of future prices, we added a total of approximately 11.0 MMBoe (9.0 MMBoe based on oil and natural gas prices of $92.71 and $4.12 per Bbl and MMbtu, respectively, as of December 31, 2011) of proved reserves at an average reserve acquisition cost of $12.44 per Boe, ($15.23 per Boe based on December 31, 2011 oil and natural gas prices described above) which excludes associated non-cash asset retirement obligations and $5.5 million of acquisition cost related to undeveloped acreage.

Development Activities

We have also increased reserves and production through development of our existing and acquired properties. Our development projects are primarily focused on drilling and completing new wells, but also include accessing additional productive formations in existing well-bores, formation stimulation, and artificial lift equipment enhancement, as well as secondary (waterflood) and tertiary (miscible CO2 and nitrogen) recovery projects.

As of December 31, 2011, we identified 187 gross (126.5 net) proved undeveloped drilling ("PUD") locations, 118 of which were identified and economically viable at December 31, 2010. The table below details the activity in our PUD locations from December 31, 2010 to December 31, 2011:

	Gross Locations	Net Locations	Net Volume (MBoe)
Balance, December 31, 2010	163	103.7	6,420
Drilling activity	(24)	(15.6)	(1,228)
PUDs removed due to performance	(9)	(4.6)	(354)
PUDs removed from future drilling schedule (a)	(12)	(1.8)	(72)
Acquisition activity	3	3.3	131
Additions due to performance	66	41.5	2,849
Other	—	—	295
Balance, December 31, 2011	187	126.5	8,041
____________________

(a)
These PUD locations were removed from our PUD inventory as a review of our current inventory and future drilling plans indicated that the likelihood of these locations being drilled within the next five years was remote.

As of December 31, 2011, we identified 66 gross (41.9 net) re-completion and fracture stimulation projects.

Excluding acquisitions, we expect to make capital expenditures of approximately $62 million during the year ending December 31, 2012, including, but not limited to, drilling 52 gross (28.0 net) development wells and executing 24 gross (18.1 net) re-completions and fracture stimulations.

Oil and Natural Gas Derivative Activities

Our business strategy includes entering into oil and natural gas derivative contracts which are designed to mitigate price risk for a majority of our oil, NGL and natural gas production over a three- to five-year period. We have entered into these derivative contracts for approximately 66% of our expected oil, NGL and natural gas production from total proved reserves for the year ending December 31, 2012. We have also entered into these derivative contracts for approximately 34%, on average, of our expected oil, NGL and natural gas production from total proved reserves for 2013 through 2016. The majority of our derivative contracts are in the form of fixed price swaps for NYMEX WTI oil, West Texas Waha natural gas, ANR-Oklahoma natural gas and Rocky Mountain CIG natural gas. Additionally, we have sold two call options related to an existing WTI oil swap. These swap related options (“swaptions”) allow the counterparty to extend the contract covering calendar year 2011 to either 2012, 2013 or both. The counterparty exercised the option covering calendar year 2012 on December 30, 2011 and must exercise or decline the option covering calendar year 2013 on December 31, 2012. We have also entered into a NYMEX WTI oil collar that combines a long put option or “floor” with a short call option or “ceiling,” as well as multiple NYMEX WTI oil derivative three-way collar contracts. Each three-way contract combines a short call, a long put and a short put. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also reducing our downside risk. Like a collar, we receive the short call price (net) if the market price is above the short call price, and we receive the market price if the market price is in between the short call and long put prices. Unlike a collar, however, if the market price is below the price of the long put, we receive the long put price only if the market price is still above the short put price. If the market price has fallen below the short put price, we receive the NYMEX WTI market price plus the spread between the short put and the long put prices.

Marketing and Major Purchasers

For the years ended December 31, 2011, 2010 and 2009, Legacy sold oil, NGL and natural gas production representing 10% or more of total revenues to purchasers as detailed in the table below:

	2011	2010	2009
Enterprise (Teppco) Crude Oil, LP	14%	23%	22%
Plains Marketing, LP	11%	10%	10%

Our oil sales prices are based on formula pricing and calculated either using a discount to NYMEX WTI oil or using the appropriate buyer’s posted price, plus Platt’s P-Plus monthly average, less the Midland-Cushing differential less a transportation fee.

If we were to lose any one of our oil or natural gas purchasers, the loss could temporarily cause a loss or deferral of production and sale of our oil and natural gas in that particular purchaser’s service area. If we were to lose a purchaser, we believe we could identify a substitute purchaser. However, if one or more of our larger purchasers ceased purchasing oil or natural gas altogether, the loss of any such purchaser could have a detrimental impact on our short-term production volumes and our ability to find substitute purchasers for our production volumes in a timely manner, though we do not believe this would have a long-term material adverse effect on our operations.

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

Safe Drinking Water Act. Our injection well facilities may be regulated under the Underground Injection Control, or UIC, program established under the Safe Drinking Water Act, or SDWA. The state and federal regulations implementing that program require mechanical integrity testing and financial assurance for wells covered under the program. The federal Energy Policy Act of 2005 amended the UIC provisions of the federal SDWA to exclude hydraulic fracturing from the definition of underground injection. Congress is currently considering bills to repeal this exemption. Further, some states have adopted and others are considering legislation to restrict hydraulic fracturing. Texas and Wyoming have adopted legislation requiring drilling operators conducting hydraulic fracturing activities to publically disclose the chemicals that are used.

Endangered Species Act. Additionally, environmental laws such as the Endangered Species Act, or ESA, may impact exploration, development and production activities on public or private lands. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the United States, and prohibits taking of endangered species. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of our facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. However, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. For instance, we did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2011. Additionally, as of the date of this document, we are not aware of any environmental issues or claims that require material capital expenditures during 2012. However, we cannot assure you that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial position or results of operations.

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

State laws regulate the size and shape of drilling and spacing units or pro-ration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally regulate and seek to restrict the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and natural gas we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

Natural gas regulation. The availability, terms and cost of transportation significantly affect sales of natural gas. The interstate transportation and sale or resale of natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission, or the FERC. Federal and state regulations govern the price and terms for access to natural gas pipeline transportation. The FERC’s regulations for interstate natural gas transmission in some circumstances may also affect the intrastate transportation of natural gas.

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

Employees

As of December 31, 2011, we had 163 full-time employees, including 17 petroleum engineers, 10 accountants and 6 landmen, none of whom are subject to collective bargaining agreements. We also contract for the services of independent consultants involved in land, engineering, regulatory, accounting, financial and other disciplines as needed. We believe that we have a favorable relationship with our employees.

Offices

We currently lease approximately 44,932 square feet of office space in Midland, Texas at 303 W. Wall Street, Suite 1400, where our principal offices are located. The lease for our Midland office expires in September 2015. In addition to our principal offices, we have a regional office located in Cody, Wyoming that houses engineering and accounting staff for our Wyoming operations.

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

Risks Related to our Business

We may not have sufficient available cash to pay the full amount of our current quarterly distribution, or any distribution at all, following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

We may not have sufficient available cash each quarter to pay the full amount of our current quarterly distribution, or any distribution at all. The amount of cash we distribute in any quarter to our unitholders may fluctuate significantly from quarter to quarter and may be significantly less than our current quarterly distribution. Under the terms of our partnership agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and the amount of any cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements and future cash distributions to our unitholders. Further, our debt agreements contain restrictions on our ability to pay distributions. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of oil, NGL and natural gas we produce;

•	the price at which we are able to sell our oil, NGL and natural gas production;

•	the amount and timing of settlements on our commodity and interest rate derivatives;

•	whether we are able to acquire additional oil and natural gas properties at economically attractive prices;

•	whether we are able to continue our development projects at economically attractive costs;

•	the level of our lease operating expenses, general and administrative costs and development costs, including payments to our general partner;

•	the level of our interest expense, which depends on the amount of our indebtedness and the interest payable thereon; and

•	the level of our capital expenditures.

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

Lower oil and natural gas prices may not only decrease our revenues, but also reduce the amount of oil and natural gas that we can produce economically. For example, the drastically lower oil and natural gas prices experienced in the fourth quarter of 2008 rendered more than half of the development projects we had planned at such time uneconomic and resulted in a substantial downward adjustment to our estimated proved reserves. Further, deteriorating commodity prices may cause us to recognize impairments in the value of our oil and natural gas properties. For example, in 2011 we incurred impairment charges of $24.5 million. In addition, if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.

Fluctuations in price and demand for our natural gas may force us to shut in a significant number of our producing wells, which may adversely impact our revenues and ability to pay distributions to our unitholders.

We are subject to great fluctuations in the prices we are paid for our natural gas due to a number of factors including regional demand, weather, demand for NGLs which are recovered from our gas stream, and new natural gas pipelines such as the REX pipeline from the Rocky Mountains to the Midwest which competes with our natural gas in the Midwest. Drilling in shale resources has developed large amounts of new natural gas supplies that have depressed the prices paid for our natural gas, and we expect the shale resources to continue to be drilled and developed by our competitors. We also face the potential risk of shut-in natural gas due to high levels of natural gas and NGL inventory in storage, weak demand due to mild weather and the effects of any economic downturns on industrial demand. Lack of NGL storage in Mont Belvieu where our West Texas and New Mexico NGLs are shipped for processing could cause the processors of our natural gas to curtail or shut-in our natural gas wells and potentially force us to shut-in oil wells that produce associated natural gas. For example, following Hurricanes Gustav and Ike, when certain Permian Basin natural gas processors were forced to shut down their plants due to the shutdown of the Texas Gulf Coast NGL fractionators, we were able to produce our oil wells and vent or flare the associated natural gas. There is no certainty we will be able to vent or flare natural gas again due to potential changes in regulations. Furthermore, we may encounter problems in restarting production of previously shut-in wells.

Our commodity and interest rate derivative activities may limit our ability to profit from price gains, could result in cash losses and expose us to counterparty risk and as a result could reduce our cash available for distributions.

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

In addition, we have entered into, and we may in the future enter into, interest rate swap contracts intended to offset the effects of interest rate volatility related to our outstanding indebtedness under our revolving credit facility. These instruments require us to make cash payments to the extent applicable floating interest rates are less than our contracted fixed rates, thereby limiting our ability to realize the benefit of declining interest rates.

There is always risk that counterparties in any commodity or interest rate derivative transaction cannot or will not perform under our derivative contracts. If a counterparty fails to perform and the derivative transaction is terminated, our cash flow and ability to pay distributions could be adversely impacted.

Further, if our actual production and sales for any period are less than our expected production covered by derivative contracts and sales for that period (including reductions in production due to involuntary shut-ins or operational delays) or if we are unable to perform our drilling activities as planned, we might be forced to satisfy all or a portion of our derivative contracts without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity. Under our revolving credit facility, we are prohibited from entering into commodity derivative contracts covering all of our production, and we therefore retain the risk of a price decrease on our volumes not covered by commodity derivative contracts.

Due to regional fluctuations in the actual prices received for our natural gas production, the derivative contracts we enter into may not provide us with sufficient protection against price volatility since they are based on indexes related to different and remote regional markets.

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

We depend on our revolving credit facility for future capital needs. Our revolving credit facility, which matures on March 10, 2016, limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion. As of February 22, 2012, our borrowing base was $550 million and we had $199.9 million available for borrowing.

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

We are prohibited from borrowing under our revolving credit facility to pay distributions to unitholders if the amount of borrowings outstanding under our revolving credit facility reaches or exceeds 100% of the borrowing base, which is the amount of money available for borrowing, as determined semi-annually by our lenders in their sole discretion. The lenders will redetermine the borrowing base based on an engineering report with respect to our oil and natural gas reserves, which will take into account the prevailing oil and natural gas prices at such time. Any time our borrowings exceed 100% of the then specified borrowing base, our ability to pay distributions to our unitholders in any such quarter is solely dependent on our ability to generate sufficient cash from our operations.

Outstanding borrowings in excess of the borrowing base must be repaid, and, if mortgaged properties represent less than 80% of total value of oil and natural gas properties used to determine the borrowing base, we must pledge other oil and natural gas properties as additional collateral. We may not have the financial resources in the future to make any mandatory principal prepayments required under our revolving credit facility.

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

Further, the present value of future net cash flows from our proved reserves may not be the current market value of our estimated natural gas and oil reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on the 12-month average oil and gas index prices, calculated as the un-weighted arithmetic average for the first-day-of-the-month price for each month and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with Accounting Standards Codification (“ASC”) 932 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.

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

If our revenues or the borrowing base under our revolving credit facility decrease as a result of lower oil and/or natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. Our revolving credit facility restricts our ability to obtain new financing. If additional capital is needed, we may not be able to obtain debt or equity financing. If cash generated by operations or available under our revolving credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our prospects, which in turn could lead to a decline in our oil and natural gas production and reserves, and could adversely affect our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

Increases in interest rates could adversely affect our business, results of operations, cash flows from operations and financial condition, and cause a decline in the demand for yield-based equity investments such as our units.

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

Any acquisitions we complete are subject to substantial risks that could adversely affect our financial condition and results of operations and reduce our ability to make distributions to unitholders.

We may not achieve the expected results of any acquisition we complete, and any adverse conditions or developments related to any such acquisition may have a negative impact on our operations and financial condition.

Further, even if we complete any acquisitions, which we would expect to increase pro forma distributable cash per unit, actual results may differ from our expectations and the impact of these acquisitions may actually result in a decrease in pro forma distributable cash per unit. Any acquisition involves potential risks, including, among other things:

•	the validity of our assumptions about reserves, future production, revenues, capital expenditures and operating costs;

•	an inability to successfully integrate the businesses we acquire;

•	a decrease in our liquidity by using a portion of our available cash or borrowing capacity under our revolving credit facility to finance acquisitions;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•	the assumption of unknown environmental and other liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s attention from other business concerns;

•	the incurrence of other significant charges, such as impairment of oil and natural gas properties, goodwill or other intangible assets, asset devaluation or restructuring charges;

•	unforeseen difficulties encountered in operating in new geographic areas; and

•	the loss of key purchasers.

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

Substantially all of our accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the energy industry. This concentration of customers and joint interest owners may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. In addition, our oil, natural gas and interest rate derivative transactions expose us to credit risk in the event of nonperformance by counterparties.

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

The July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) provides for new statutory and regulatory requirements for derivative transactions, including oil and gas hedging transactions. Certain transactions will be required to be cleared on exchanges and cash collateral will have to be posted. The Act provides for a potential exemption from these clearing and cash collateral requirements for commercial end-users and it includes a number of defined terms that will be used in determining how this exemption applies to particular derivative transactions and the parties to those transactions. Since the Act mandates the Commodities Futures and Trading Commission (the “CFTC”), the federal regulators of banks and other financial institutions (the "Prudential Regulators") and the SEC to promulgate rules to define these terms, we do not know the definitions the regulators will actually adopt or how these definitions will apply to us. The CFTC and the other regulators are currently scheduled to adopt these rules and regulations in early 2012. The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalent. Certain bona fide hedging transactions or positions would be exempt from these position limits.

Depending on the rules and definitions ultimately adopted by the regulators, we might in the future be required to post cash collateral for our commodities derivative transactions. Posting of cash collateral could cause liquidity issues for us by reducing our ability to use our cash for capital expenditures or other partnership purposes. A requirement to post cash collateral could therefore reduce our ability to execute strategic hedges to reduce commodity price uncertainty and thus protect cash flows. Although the CFTC and the Prudential Regulators have issued proposed rules under the Act, we are at risk unless and until the CFTC and the Prudential Regulators adopt rules and definitions that confirm that companies such as us are not required to post cash collateral for our derivative hedging contracts. In addition, even if we are not required to post cash collateral for our derivative contracts, the banks and other derivatives dealers who are our contractual counterparties will be required to comply with the Act’s new requirements, and the costs of their compliance will likely be passed on to customers, including us, thus decreasing the benefits to us of hedging transactions and reducing the profitability of our cash flows.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Congress has considered legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing is an important and commonly used process in the completion of unconventional natural gas wells in shale formations, as well as tight conventional formations including many of those that Legacy completes and produces. This process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of these bills have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. In addition, some states have adopted and others are considering legislation to restrict hydraulic fracturing. Texas and Wyoming have adopted legislation requiring the disclosure of hydraulic fracturing chemicals. Further, a Congressional Committee is investigating hydraulic fracturing practices legislation that requires the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition any additional level of regulation could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil, natural gas and NGLs that we produce.

On December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. On January 2, 2011 regulations that require a reduction in emissions of greenhouse gases from motor vehicles became effective. The EPA has determined that such regulations trigger permit review for greenhouse gas emissions from certain stationary sources. EPA adopted a tiered approach to implementing the permitting of greenhouse gas emissions from stationary sources under the Clean Air Act permitting programs in May 2010. The so-called “tailoring rule” only requires the stationary sources with the largest emissions to undergo an assessment of greenhouse gas emissions under the "best available control technology" under the federal permitting programs. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA published mandatory reporting rules for oil and gas systems requiring reporting starting in 2012 for emissions in 2011. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations or could adversely affect demand for the oil, natural gas and NGL that we produce.

Legislation has been considered at the state and federal level. Any future federal laws or implementing regulations that may be adopted to address greenhouse gas emissions could require us to incur increased operating costs and could adversely affect demand for the oil, NGL and natural gas that we produce.

Units eligible for future sale may have adverse effects on our unit price and the liquidity of the market for our units.

We cannot predict the effect of future sales of our units, or the availability of units for future sales, on the market price of or the liquidity of the market for our units. Sales of substantial amounts of units, or the perception that such sales could occur, could adversely affect the prevailing market price of our units. Such sales, or the possibility of such sales, could also make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. The Founding Investors and their affiliates, including members of our management, own approximately 22% of our outstanding units. We granted the Founding Investors certain registration rights to have their units registered under the Securities Act. Upon registration, these units will be eligible for sale into the market. Because of the substantial size of the Founding Investors’ holdings, the sale of a significant portion of these units, or a perception in the market that such a sale is likely, could have a significant impact on the market price of our units.

Risks Related to Our Limited Partnership Structure

Our Founding Investors, including members of our management, own a 22% limited partner interest in us and control our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner has conflicts of interest and limited fiduciary duties, which may permit it to favor its own interests to the detriment of our unitholders.

Our Founding Investors, including members of our management, own a 22% limited partner interest in us and therefore have the ability to exercise a significant amount of control over the election of the entire board of directors of our general partner. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners, our Founding Investors and their affiliates. Conflicts of interest may arise between our Founding Investors and their affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

President Obama’s Proposed Fiscal Year 2013 Budget and other recently introduced legislation included proposals that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our units.

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

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Our counsel has not rendered an opinion regarding the treatment of a unitholder where our units are loaned to a short seller to cover a short sale of our units; therefore, unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult with their tax advisor about whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

Our unitholders may be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our units.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if they do not reside in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently do business and own assets in Texas, New Mexico, Oklahoma, Alabama, Mississippi, Wyoming, North Dakota, Colorado, Arkansas, Louisiana, Kansas, Montana and Utah. As we make acquisitions or expand our business, we may do business or own assets in other states in the future. It is the responsibility of each unitholder to file all United States federal, state and local tax returns that may be required of such unitholder. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our units.

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

 Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax laws and regulations, including federal, state and foreign income taxes and transactional taxes such as excise, sales/use, payroll, franchise and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future. Many of these tax liabilities are subject to audits by the respective taxing authority. These audits may result in additional taxes as well as interest and penalties.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.	PROPERTIES

As of December 31, 2011 we owned interests in producing oil and natural gas properties in 498 fields in the Permian Basin, Texas Panhandle, Wyoming, Oklahoma and several other states, operated 2,473 gross productive wells and owned non-operated interests in 3,483 gross productive wells. The following table sets forth information about our proved oil and natural gas reserves as of December 31, 2011. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves. For a definition of “standardized measure,” please see the glossary of terms at the beginning of this annual report on Form 10-K.

	As of December 31, 2011
	Proved Reserves			Standardized Measure
Field	MMBoe	R/P (a)	% Oil and NGLs	Amount (b)	% of Total
				($ in Millions)
Spraberry/War San (c)	11.1	13.9	67%	$217.5	19.1%
Texas Panhandle	6.4	14.0	70	91.3	8.0
East Binger	3.3	11.5	84	71.3	6.2
Jordan	2.4	11.3	88	53.2	4.7
Langlie Mattix	1.5	17.5	88	40.2	3.5
Denton	2.2	12.6	82	39.0	3.4
Fourbear/Fourbear Frank’s Fork	2.2	15.2	100	34.9	3.1
Farmer	1.8	23.6	66	30.8	2.7
Total — Top 8 fields	30.9	13.8	75%	$578.2	50.7%
All others	32.5	11.7	61	562.2	49.3
Total	63.4	12.6	68%	$1,140.4	100.0%
____________________

(a)	Reserves as of December 31, 2011 divided by annualized fourth quarter production volumes.

(b)
Texas margin taxes and the federal income taxes associated with a corporate subsidiary have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure.

(c)
As the Spraberry/War San field contains 11.1 MMBoe, or 17.5% of total proved reserves of 63.4 MMBoe, the following table presents the production, by product, for the Spraberry/War San field for the last three fiscal years:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except daily production)
Spraberry/War San Field Production:
Oil (MBbls)	475	227	250
Natural gas liquids (Mgal)	346	44	63
Natural gas (MMcf)	1,514	922	861
Total (Mboe)	735	382	395
Average daily production (Boe per day)	2,014	1,047	1,082

Summary of Oil and Natural Gas Properties and Projects

Our most significant fields are the Spraberry/War San, Texas Panhandle, East Binger, Jordan, Langlie Mattix, Denton, Fourbear/Fourbear Frank’s Fork and Farmer. As of December 31, 2011, these eight fields accounted for approximately 51% of our Standardized Measure and 49% of our total estimated proved reserves.

Spraberry/War San Field. The Spraberry/War San field is located in Andrews, Howard, Midland, Martin, Reagan and Upton Counties, Texas. This Spraberry/War San field summary includes wells in the War San field which produce from the same formations and in the same area as our Spraberry field wells. This field produces from

Spraberry and Wolfcamp age formations from 5,000 to 11,000 feet. We operate 200 active wells (198 producing, 2 injecting) in this field with working interests ranging from 5.5% to 100% and net revenue interests ranging from 4.2% to 90.8%. We also own another 122 non-operated wells (120 producing, 2 injecting). As of December 31, 2011, our properties in the Spraberry/War San field contained 11.1 MMBoe (67% liquids) of net proved reserves with a standardized measure of $217.5 million. The average net daily production from this field was 2,183 Boe/d for the fourth quarter of 2011. The estimated reserve life (R/P) for this field is 13.9 years based on the annualized fourth quarter production rate.

30 wells were drilled on Legacy Reserves’ properties in the Spraberry/War San field in 2011. We have identified 65 more proved undeveloped projects, primarily 40-acre infill drilling locations, and 15 behind-pipe or proved developed non-producing re-completion projects in this field.

Texas Panhandle Fields. The Texas Panhandle fields are located in Carson, Gray, Hartley, Hutchinson, Moore, Potter, Sherman and Wheeler Counties, Texas. The fields are produced from multiple formations of Permian age which primarily include the shallow Granite Wash, Brown Dolomite, and Red Cave formations from 2,500 to 4,000 feet. Legacy operates 584 wells (542 producing, 42 injecting) in the Texas Panhandle fields with working interests ranging from 33.3% to 100% and net revenue interests ranging from 25% to 100.0%. We also own another 415 non-operated wells (403 producing, 12 injecting). As of December 31, 2011, our properties in the Texas Panhandle fields contained 6.4 MMBoe (70% liquids) of net proved reserves with a standardized measure of $91.3 million. The average net daily production from these fields was 1,250 Boe/d for the fourth quarter of 2011. The estimated reserve life (R/P) for these fields is 14.0 years based on the annualized fourth quarter production rate.

East Binger Field. The East Binger field is located in Caddo County, Oklahoma. The Marchand Sand, at depths of 9,700 to 10,100 feet, is the primary reservoir in the East Binger field. The East Binger Unit, the major property in the field, is an active miscible nitrogen injection project and is operated by Binger Operations, LLC (BOL), of which Legacy owns 50%. BOL operates 81 wells (56 producing, 25 injecting) in the East Binger field, and Legacy owns a working interest of 55.67% and net revenue interest of 46.9% in the East Binger Unit. As of December 31, 2011, our properties in the East Binger field contained 3.3 MMBoe (84% liquids) of net proved reserves with a standardized measure of $71.3 million. The average net daily production from this field was 791 Boe/d for the fourth quarter of 2011. The estimated reserve life (R/P) for the field is 11.5 years based on the annualized fourth quarter production rate.

Two infill wells were drilled in the East Binger Unit in 2011, and we have four more proved undeveloped projects identified in this field.

Jordan Field. The Jordan field is located in Ector and Crane Counties, Texas. The field produces under waterflood from the San Andres Formation at depths of 3,100 to 3,800 feet. We operate 70 wells (54 producing, 16 injecting) in the West Jordan Unit with a 53.1% working interest and a 39.8% net revenue interest. We also own a 35.9% non-operated working interest and a 29.7% net revenue interest in the Jordan University Unit which contains 180 wells (145 producing, 35 injecting). As of December 31, 2011, our properties in the Jordan field contained 2.4 MMBoe (88% liquids) of net proved reserves with a standardized measure of $53.2 million. The average net daily production from the field was 573 Boe/d for the fourth quarter of 2011. The estimated reserve life (R/P) of the field is 11.3 years based on the annualized fourth quarter production rate.

The Jordan University Unit was drilled in the 1930s through the 1960s on 20-acre spacing and waterflooding commenced in 1966. There have been over 100 infill wells drilled in the unit including two 10-acre infill and eight 5-acre infill wells drilled in 2011. We have 20 more proved undeveloped drilling locations in the unit.

The West Jordan Unit was drilled in the 1930s through the 1960s on 20-acre spacing and waterflooding began in 1970. There have been 68 10-acre infill wells drilled in the unit including three infill wells drilled in 2011. We have six proved developed 10-acre drilling locations and 10 more proved developed non-producing projects in the unit.

Langlie Mattix Field. The Langlie Mattix field is located in Lea County, New Mexico. The Queen Formation at depths of 3,400 to 3,800 feet is the primary reservoir in the Langlie Mattix field. We operate 98 wells (72 producing, 26 injecting) in the Langlie Mattix Penrose Sand Unit, a subdivision of the Langlie Mattix Field, with a 59.0% average working interest and a 50.7% average net revenue interest. We also operate 45 producing wells in the Skelly Penrose A Unit with a 100% working interest and a 86.8% net revenue interest, as well as five other properties with eight active producing wells with an average net working interest of 95.9% and 80.8% net revenue interests. As of December 31, 2011, our properties in the Langlie Mattix field contained 1.5 MMBoe (88% liquids) of net proved reserves with a standardized measure of $40.2 million. The average net daily production from this field was 237 Boe/d for the fourth quarter of 2011. The estimated reserve life (R/P) for the field is 17.5 years based on the annualized fourth quarter production rate.

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

Denton Field. The Denton field is located in Lea County, New Mexico. The Devonian Formation at depths of 11,000 to 12,700 feet is the primary reservoir in the Denton field. Additional production has been developed in the Wolfcamp Formation at depths of 8,900 to 9,600 feet. We operate 21 wells in the Denton field with working interests ranging from 86% to 100% and net revenue interests ranging from 75.1% to 87.5%. We also own another nine wells (seven producing, two injecting) with a 15% average non-operated working interest and a 13.1% average net revenue interest. As of December 31, 2011, our properties in the Denton field contained 2.2 MMBoe (82% liquids) of net proved reserves with a standardized measure of $39.0 million. The average net daily production from this field was 474 Boe/d for the fourth quarter of 2011. The estimated reserve life (R/P) for the field is 12.6 years based on the annualized fourth quarter production rate.

Fourbear/Fourbear Frank’s Fork Fields. The Fourbear and Fourbear Frank’s Fork fields are located in Park County in the Big Horn Basin of Wyoming. These fields produce from multiple formations which primarily include the Pennsylvanian age Phosphoria and Tensleep formations from 3,000 to 4,000 feet. Legacy operates 66 wells (41 producing, 25 injecting) in these fields with working interests ranging from 83.1% to 100% and net revenue interests ranging from 72.2% to 89.1%. As of December 31, 2011, our properties in the Fourbear and Fourbear Frank’s Fork fields contained 2.2 MMBoe (100% liquids) of net proved reserves with a standardized measure of $34.9 million. The average net daily production from these fields was 405 Boe/d for the fourth quarter of 2011. The estimated reserve life (R/P) for these fields is 15.2 years based on the annualized fourth quarter production rate.

We have identified three proved undeveloped projects and seven behind-pipe or proved developed non-producing projects in these fields. We also have 10 additional unproved drilling locations in these fields.

Farmer Field. The Farmer field is located in Crockett and Reagan Counties, Texas. The San Andres Formation at depths of 2,100 to 2,600 feet is the primary reservoir in the Farmer field. We operate 154 wells (146 producing, 8 injecting) in the Farmer field with a 100.0% average working interest and a net revenue interest ranging from 80.8% to 87.5%. As of December 31, 2011, our properties in the Farmer field contained 1.8 MMBoe (66% liquids) of net proved reserves with a standardized measure of $30.8 million. The average net daily production from this field was 212 Boe/d for the fourth quarter of 2011. The estimated reserve life (R/P) for the field is 23.6 years based on the annualized fourth quarter production rate.

The Farmer field has been developed using 20-acre spacing with the exception of a pilot 10-acre spacing area that includes eleven 10-acre wells. We have identified 29 10-acre proved undeveloped locations in this field and an additional 84 unproved 10-acre locations.

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

The following information represents estimates of our proved reserves as of December 31, 2011, 2010 and 2009. These reserve estimates have been prepared in compliance with the Securities and Exchange Commission rules and accounting standards using current costs and the average annual prices based on the un-weighted arithmetic average of the first-day-of-the-month price for each month in the years ended December 31, 2011, 2010 and 2009. The pricing that was used for estimates of our reserves as of December 31, 2011 was based on an un-weighted 12-month average West Texas Intermediate posted price of $92.71 per Bbl for oil and a NYMEX natural gas price of $4.12 per MMBtu. See the table below.

	As of December 31,
	2011	2010	2009
Reserve Data:
Estimated net proved reserves:
Oil (MMBbls)	38.2	34.1	21.7
Natural Gas Liquids (MMBbls)	4.8	4.9	5.0
Natural Gas (Bcf)	122.6	82.7	62.4
Total (MMBoe)	63.4	52.8	37.1
Proved developed reserves (MMBoe)	55.4	46.4	31.6
Proved undeveloped reserves (MMBoe)	8.0	6.4	5.5
Proved developed reserves as a percentage of total proved reserves	87%	88%	85%
Standardized measure (in millions)(a)	$1,140.4	$774.8	$360.2
Oil and Natural Gas Prices(b)
Oil - NYMEX WTI per Bbl	$92.71	$75.96	$57.65
Natural gas - NYMEX Henry Hub per MMBtu	$4.12	$4.38	$3.87
____________________

(a)
Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission (using current costs and the average annual prices based on the un-weighted arithmetic average of the first-day-of-the-month price) without giving effect to non-property related expenses such as general administrative expenses and debt service or to depletion, depreciation and amortization and discounted using an annual discount rate of 10%. For the purpose of calculating the standardized measure, the costs and prices are unescalated. Because we are a limited partnership that allocates our taxable income to our unitholders, no provision for federal or state income taxes has been provided for in the calculation of standardized measure. Standardized measure does not give effect to derivative transactions. For a description of our derivative transactions, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Cash Flow from Operations.”

(b)
Oil and natural gas prices as of each date are the average annual prices based on the un-weighted arithmetic average of the first-day-of-the-month price for each month, with these representative prices adjusted by property to arrive at the appropriate net sales price, which is held constant over the economic life of the property.

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

From time to time, we engage LaRoche to prepare a reserve and economic evaluation of properties that we are considering purchasing. Neither LaRoche nor any of its employees have any interest in those properties, and the compensation for these engagements is not contingent on their estimates of reserves and future net revenues for the subject properties. During 2011, 2010 and 2009, we paid LaRoche approximately $337,372, $151,176 and $141,666, respectively, for such reserve and economic evaluations.

Internal Control over Reserve Estimations

Legacy's proved reserves are estimated at the well or unit level and compiled for reporting purposes by Legacy's reservoir engineering staff, none of whom are members of Legacy's operating teams nor are they managed by members of Legacy's operating teams. Legacy maintains internal evaluations of its reserves in a secure engineering database. Legacy's reservoir engineering staff meets with LaRoche periodically throughout the year to discuss assumptions and methods used in the reserve estimation process. Legacy provides LaRoche information on all properties acquired during the year for addition to Legacy’s reserve report. LaRoche updates production data from public sources and then modifies production forecasts for all properties as necessary. Legacy provides to LaRoche lease operating statement data at the property level from Legacy’s accounting system for estimation of each property’s operating expenses, price differentials, gas shrinkage and NGL yield. Legacy's reserve engineering staff provides all changes to Legacy’s ownership interests in the properties to LaRoche for input into the reserve report. Legacy provides information on all capital projects completed during the year as well as changes in the expected timing of future capital projects. Legacy provides updated capital project cost estimates and abandonment cost and salvage value estimates. Legacy's internal engineering staff coordinates with Legacy's accounting and other departments and works closely with LaRoche to ensure the integrity, accuracy and timeliness of data that is furnished to LaRoche for its reserve estimation process. All of the reserve information in Legacy's secure reserve engineering data base is provided to LaRoche. After evaluating and inputting all information provided by Legacy, LaRoche, as independent third-party petroleum engineers, provides Legacy with a preliminary reserve report which Legacy's engineering staff and its President and Chief Financial Officer review for accuracy and completeness with an emphasis on ownership interest, capital spending and timing, expense estimates and production curves. After considering comments provided by Legacy, LaRoche completes and publishes the final reserve report. Legacy's engineering staff, in coordination with Legacy's accounting department and President and Chief Financial Officer, ensure that the information derived from LaRoche's reports is properly disclosed in our filings.

Legacy’s Acquisition and Planning Manager is the reservoir engineer primarily responsible for overseeing the preparation of reserve estimates by the third-party engineering firm, LaRoche. He has held a wide variety of technical and supervisory positions during a 34-year career with four publicly traded oil and natural gas producing companies, including Legacy. He has over 24 years of SEC reserve report preparation experience in addition to continuing education courses on reserve estimation and reporting, including one in 2009 covering the effect of the SEC’s Final Rule, Modernization of Oil and Gas Reporting. For the professional qualifications of the primary person responsible for the third party reserve evaluation, please see the last paragraph of Exhibit 99.1 - Summary Reserve Report from LaRoche Petroleum Consultants, Ltd.

Production and Price History

The following table sets forth a summary of unaudited information with respect to our production and sales of oil and natural gas for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010(a)	2009
Production:
Oil (MBbls)	2,951	2,334	1,800
Natural gas liquids (MGal)	14,559	12,890	15,118
Gas (MMcf)	8,842	5,204	5,055
Total (MBoe)	4,771	3,508	3,002
Average daily production (Boe per day)	13,071	9,611	8,225
Average sales price per unit (excluding derivatives):
Oil (per Bbl)	$89.62	$74.02	$57.40
NGL (per Gal)	$1.30	$1.06	$0.76
Gas (per Mcf)	$6.05	$5.76	$4.43
Combined (per Boe)	$70.61	$61.68	$45.73
Average sales price per unit (including realized derivative gains/losses):
Oil (per Bbl)	$85.78	$77.99	$78.47
NGL (per Gal)	$1.30	$1.06	$0.81
Gas (per Mcf)	$7.41	$7.86	$7.17
Combined (per Boe)	$70.74	$67.42	$63.21
Average unit costs per Boe:
Production costs, excluding production and other taxes	$18.37	$17.97	$14.76
Ad valorem taxes	$1.95	$1.77	$1.50
Production and other taxes	$4.26	$3.62	$2.71
General and administrative	$4.84	$5.49	$5.16
Depletion, depreciation and amortization	$18.48	$17.93	$19.57
____________________

(a)
Reflects the production and operating results of the Wyoming and COG acquisition properties from the closing dates of such acquisitions on February 17, 2010 and December 22, 2010, respectively, through December 31, 2010.

Productive Wells

The following table sets forth information at December 31, 2011 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated	2,141	1,743	332	285
Non-operated	2,651	270	832	100
Total	4,792	2,013	1,164	385

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2011 relating to our leasehold acreage.

	Developed Acreage(a)		Undeveloped Acreage(b)
	Gross(c)	Net(d)	Gross(c)	Net(d)
Total	657,491	230,323	31,919	13,540
____________________

(a)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.

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

Drilling Activity

The following table sets forth information with respect to wells completed by Legacy during the years ended December 31, 2011, 2010 and 2009. The drilling activities associated with the properties acquired in the Wyoming acquisition (February 17, 2010) and the COG acquisition (December 22, 2010) are included subsequent to those acquisition dates. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the numbers of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of oil and natural gas, regardless of whether they produce a reasonable rate of return.

	Year Ended December 31,
	2011	2010	2009
Gross:
Development
Productive	92	42	22
Dry	—	—	—
Total	92	42	22
Exploratory
Productive	—	—	—
Dry	—	—	—
Total	—	—	—
Net:
Development
Productive	32.3	18.1	5.7
Dry	—	—	—
Total	32.3	18.1	5.7
Exploratory
Productive	—	—	—
Dry	—	—	—
Total	—	—	—

Summary of Development Projects

We are currently pursuing an active development strategy. We estimate that our capital expenditures for the year ending December 31, 2012 will be approximately $62 million for development drilling, re-completions and fracture stimulation and other development related projects to implement this strategy. This capital budget includes, but is not limited to, the drilling of 52 gross (28.0 net) development wells and execution of 24 gross (18.1 net) re-completions and fracture simulations projects, all of which are included in our SEC reserve report. All of these development projects are located in the Permian Basin, Texas Panhandle, Wyoming and the East Binger field in Oklahoma. We will consider adjustments to this capital program based on our assessment of additional development opportunities that are identified during the year and the cash available to invest in our development projects.

Operations

General

We operate approximately 73% of our net daily production of oil and natural gas. We design and manage the development, re-completion or workover for all of the wells we operate and supervise operation and maintenance activities. We do not own drilling rigs or other oil field services equipment used for drilling or maintaining wells on properties we operate except for two single pole pulling units and a cable tool rig used for shallow well work in the Texas Panhandle fields. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We employ drilling, production, and reservoir engineers, contract geologists and other specialists who have worked and will work to improve production rates, increase reserves, and lower the cost of operating our oil and natural gas properties. We also employ field operating personnel including production superintendents, production foremen, production technicians and lease operators. We charge the non-operating partners an operating fee for operating the wells, typically on a fee per well-operated basis. Our non-operated wells are managed by third-party operators who are typically independent oil and natural gas companies.

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

Derivative Activity

We enter into derivative transactions with unaffiliated third parties with respect to oil, NGL and natural gas prices to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in oil and natural gas prices. The majority of our derivative contracts are in the form of fixed price swaps for NYMEX WTI oil, West Texas Waha natural gas, ANR-Oklahoma natural gas and Rocky Mountain CIG natural gas. Additionally, we have sold two call options related to an existing WTI oil swap. These swap related options (“swaptions”) allow the counterparty to extend the contract covering calendar year 2011 to either 2012, 2013 or both. The counterparty exercised the option covering calendar year 2012 on December 30, 2011 and must exercise or decline the option covering calendar year 2013 on December 31, 2012. We have also entered into a NYMEX WTI oil collar that combines a long put option or “floor” with a short call option or “ceiling”, as well as multiple NYMEX WTI oil derivative three-way collar contracts. Each three-way contract combines a short call, a long put and a short put. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. Like a collar, we receive the short call price (net) if the market price is above the short call price, and we receive the market price if the market price is in between the short call and long put prices. Unlike a collar, however, if the market price is below the price of the long put, we receive the long put price only if the market price is still above the short put price. If the market price has fallen below the short put price, we receive the NYMEX WTI market price plus the spread between the short put and the long put prices. We also enter into derivative transactions with respect to LIBOR interest rates to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in LIBOR interest rates. All of our interest rate derivative transactions are LIBOR interest rate swaps, which do not require option premiums. Our derivatives swap floating LIBOR rates for fixed rates. All of our derivative counterparties are members of our bank group. For a more detailed discussion of our derivative activities, please read “Business – Oil and Natural Gas Derivative Activities,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operations” and “— Quantitative and Qualitative Disclosures About Market Risk.”

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

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, except as discussed in Note 6 in the Notes to the Consolidated Financial Statements, we are not currently a party to any material legal proceedings. In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units, which were first offered and sold to the public on January 12, 2007, are listed on the NASDAQ Global Select Market under the symbol “LGCY.” As of February 22, 2012, there were 47,920,179 units outstanding, held by approximately 86 holders of record, including units held by our Founding Investors.

The following table presents the high and low sales prices for our units during the periods indicated (as reported on the NASDAQ Global Select Market) and the amount of the quarterly cash distributions we paid on each of our units with respect to such periods.

	Price Ranges		Cash Distribution	Cash Distribution
2011	High	Low	per Unit	to General Partner
First Quarter	$32.24	$27.84	$0.53	$9,705
Second Quarter	$33.71	$27.01	$0.54	$9,888
Third Quarter	$30.85	$22.00	$0.545	$9,979
Fourth Quarter	$30.85	$23.84	$0.55	$10,071 (a)
	Price Ranges		Cash Distribution	Cash Distribution
2010	High	Low	per Unit	to General Partner
First Quarter	$23.22	$17.04	$0.52	$9,522
Second Quarter	$24.75	$17.86	$0.52	$9,522
Third Quarter	$26.09	$21.25	$0.52	$9,522
Fourth Quarter	$29.19	$24.66	$0.525	$9,613
____________________

(a)	This distribution was paid to our general partner concurrent with our distribution to unitholders on February 14, 2012.

Distribution Policy

We must distribute all of our cash on hand at the end of each quarter, less reserves established by our general partner. We refer to this cash as available cash, which is defined in our partnership agreement. We currently pay quarterly cash distributions of $0.55 per unit.

Recent Sales of Unregistered Securities

On November 14, 2011 we issued 278,396 units as partial consideration to a private seller for oil and natural gas producing properties located in Lea, Eddy and Chaves Counties, New Mexico. The issuance of these units were exempt from registration under Section 4(2) of the Securities Act because the issuance did not involve a public offering.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Legacy’s financial statements and related notes included elsewhere in this annual report on Form 10-K. The operating results of the properties acquired have been included from their respective acquisition dates as discussed below.

	Years Ended December 31,
	2011	2010(a)	2009	2008(b)	2007(c)
	(In thousands, except per unit data)
Statement of Operations Data:
Revenues:
Oil sales	$264,473	$172,754	$103,319	$157,973	$83,301
Natural gas liquids sales	18,888	13,670	11,565	15,862	7,502
Natural gas sales	53,524	29,965	22,395	41,589	21,433
Total revenues	336,885	216,389	137,279	215,424	112,236
Expenses:
Oil and natural gas production	96,914	69,228	48,814	52,004	27,129
Production and other taxes	20,329	12,683	8,145	12,712	7,889
General and administrative	23,084	19,265	15,502	11,396	8,392
Depletion, depreciation, amortization
and accretion	88,178	62,894	58,763	63,324	28,415
Impairment of long-lived assets	24,510	13,412	9,207	76,942	3,204
(Gain) loss on disposal of assets	(625)	592	378	602	527
Total expenses	252,390	178,074	140,809	216,980	75,556
Operating income (loss)	84,495	38,315	(3,530)	(1,556)	36,680
Other income (expense):
Interest income	15	10	9	93	321
Interest expense	(18,566)	(25,766)	(13,222)	(21,153)	(7,118)
Equity in income of partnerships	138	97	31	108	77
Realized and unrealized net gains (losses) on
commodity derivatives	6,857	(1,400)	(75,554)	176,943	(85,156)
Other	152	90	(11)	116	(129)
Income (loss) before income taxes	73,091	11,346	(92,277)	154,551	(55,325)
Income taxes	(1,030)	(537)	(554)	(48)	(337)
Net income (loss) from continuing operations	$72,061	$10,809	$(92,831)	$154,503	$(55,662)
Income (loss) per unit
Basic and diluted	$1.63	$0.27	$(2.89)	$5.05	$(2.13)
Distributions paid per unit	$2.14	$2.08	$2.08	$1.98	$1.67

Cash Flow Data:
Net cash provided by operating activities	$184,237	$101,371	$37,476	$140,985	$57,147
Net cash provided by (used in)
investing activities	$(206,816)	$(285,246)	$23,294	$(258,035)	$(196,505)
Net cash provided by (used in)
financing activities	$22,252	$183,136	$(59,053)	$109,946	$147,900
Capital expenditures	$207,565	$311,277	$22,734	$217,980	$196,702

	Historical As of December 31,
	2011	2010(a)	2009	2008(b)	2007(c)
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$3,151	$3,478	$4,217	$2,500	$9,604
Other current assets	56,634	47,120	45,394	78,437	23,954
Oil and natural gas properties, net of
accumulated depletion, depreciation
and amortization	959,329	843,836	575,425	613,032	440,180
Other assets	24,374	14,992	28,457	89,103	7,840
Total assets	$1,043,488	$909,426	$653,493	$783,072	$481,578
Current liabilities	$97,450	$72,955	$54,226	$56,032	$43,457
Long term debt	337,000	325,000	237,000	282,000	110,000
Other long-term liabilities	120,703	119,732	83,607	64,407	72,391
Unitholders’ equity	488,335	391,739	278,660	380,633	255,730
Total liabilities and unitholders’ equity	$1,043,488	$909,426	$653,493	$783,072	$481,578
____________________

(a)
Reflects Legacy’s purchase of the oil and natural gas properties acquired in the Wyoming and COG Acquisitions as of the date of their respective acquisitions. Consequently, the operations of these acquired properties are only included for the period from the closing dates of such acquisitions through December 31, 2010 and thereafter.

(b)
Reflects Legacy’s purchase of the oil and natural gas properties acquired in the COP III and Pantwist Acquisitions as of the date of their respective acquisitions. Consequently, the operations of these acquired properties are only included for the period from the closing dates of such acquisitions through December 31, 2008 and thereafter.

(c)
Reflects Legacy’s purchase of the oil and natural gas properties acquired in the Binger, Ameristate, TSF, Raven Shenandoah, Raven OBO, TOC and Summit Acquisitions as of the date of their respective acquisitions. Consequently, the operations of these acquired properties are only included for the period from the closing dates of such acquisitions through December 31, 2007 and thereafter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Historical Consolidated Financial Data” and the accompanying financial statements and related notes included elsewhere in this annual report on Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report, particularly in “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Information,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, actual results may differ materially from those anticipated or implied in the forward-looking statements.

Overview

We were formed in October 2005. Upon completion of our private equity offering and as a result of the related formation transactions on March 15, 2006, we acquired oil and natural gas properties and business operations from our Founding Investors and three charitable foundations.

Because of our rapid growth through acquisitions and development of properties, historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results. The operating results of the properties acquired in the Wyoming Acquisition have been included from February 17, 2010 and the operating results of the acquisition of oil and natural gas properties from a subsidiary of Concho Resources, Inc (the “COG Acquisition”) have been included from December 22, 2010. During 2011, we consummated $142.2 million of acquisitions in 28 individually immaterial transactions. The operating results of these acquisitions have been included from their respective acquisition dates.

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

We face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from a given well or formation decreases. We attempt to overcome this natural decline by acquiring more reserves than we produce, drilling to find additional reserves, utilizing multiple types of recovery techniques such as secondary (waterflood) and tertiary (CO2 and nitrogen) recovery methods to re-pressure the reservoir and recover additional oil, recompleting or adding pay in existing wellbores and improving artificial lift. Our future growth will depend on our ability to continue to add reserves in excess of production. We will maintain our focus on adding reserves through acquisitions and development projects. Our ability to add reserves through acquisitions and development projects is dependent upon many factors including our ability to raise capital, obtain regulatory approvals and contract drilling rigs and personnel.

Our revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. As set forth under “Cash Flow from Operations” below, we have entered into oil, NGL and natural gas derivatives designed to mitigate the effects of price fluctuations covering a significant portion of our expected production, which allows us to mitigate, but not eliminate, oil, NGL and natural gas price risk. We continuously conduct financial sensitivity analyses to assess the effect of changes in pricing and production. These analyses allow us to determine how changes in oil and natural gas prices will affect our ability to execute our capital investment programs and to meet future financial obligations. Further, the financial analyses allow us to monitor any impact such changes in oil and natural gas prices may have on the value of our proved reserves and their impact on any redetermination to our borrowing base under our revolving credit facility.

Legacy does not specifically designate derivative instruments as cash flow hedges; therefore, the mark-to-market adjustment reflecting the unrealized gain or loss associated with these instruments is recorded in current earnings.

We strive to increase our production levels to maximize our revenue and cash available for distribution. Additionally, we continuously monitor our operations to ensure that we are incurring operating costs at the optimal level. Accordingly, we continuously monitor our production and operating costs per well to determine if any wells or properties should be shut-in or re-completed.

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

Operating Data

The following table sets forth our selected financial and operating data for the periods indicated.

	Year Ended December 31,
	2011	2010(a)	2009
	(In thousands, except per unit data and production)
Revenues
Oil sales	$264,473	$172,754	$103,319
Natural gas liquid sales	18,888	13,670	11,565
Natural gas sales	53,524	29,965	22,395
Total revenues	$336,885	$216,389	$137,279
Expenses:
Oil and natural gas production	$87,626	$63,024	$44,308
Ad valorem taxes	$9,288	$6,204	$4,506
Total	$96,914	$69,228	$48,814
Production and other taxes	$20,329	$12,683	$8,145
General and administrative	$23,084	$19,265	$15,502
Depletion, depreciation, amortization and accretion	$88,178	$62,894	$58,763
Realized commodity derivative contract settlements:
Realized gain (loss) on oil swaps	$(11,335)	$9,263	$37,919
Realized gain (loss) on natural gas liquid swaps	$—	$(39)	$733
Realized gain on natural gas swaps	$11,972	$10,913	$13,825
Production:
Oil (MBbls)	2,951	2,334	1,800
Natural gas liquids (MGal)	14,559	12,890	15,118
Natural gas (MMcf)	8,842	5,204	5,055
Total (MBoe)	4,771	3,508	3,002
Average daily production (Boe/d)	13,071	9,611	8,225
Average sales price per unit (excluding derivatives):
Oil price (per Bbl)	$89.62	$74.02	$57.40
Natural gas liquid price (per Gal)	$1.30	$1.06	$0.76
Natural gas price (per Mcf)	$6.05	$5.76	$4.43
Combined (per Boe)	$70.61	$61.68	$45.73
Average sales price per unit (including realized derivative gains/losses):
Oil price (per Bbl)	$85.78	$77.99	$78.47
Natural gas liquid price (per Gal)	$1.30	$1.06	$0.81
Natural gas price (per Mcf)	$7.41	$7.86	$7.17
Combined (per Boe)	$70.74	$67.42	$63.21
NYMEX oil index prices per Bbl:
Beginning of Period	$91.38	$79.36	$44.60
End of Period	$98.83	$91.38	$79.36
NYMEX gas index prices per Mcf:
Beginning of Period	$4.41	$5.57	$5.62
End of Period	$2.99	$4.41	$5.57
Average unit costs per Boe:
Production costs, excluding production and other taxes	$18.37	$17.97	$14.76
Ad valorem taxes	$1.95	$1.77	$1.50
Production and other taxes	$4.26	$3.62	$2.71
General and administrative	$4.84	$5.49	$5.16
Depletion, depreciation, amortization and accretion	$18.48	$17.93	$19.57
____________________

(a)
Reflects the production and operating results of the oil and natural gas properties acquired in the Wyoming and COG Acquisitions from the closing dates of such acquisitions through December 31, 2010 and thereafter.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Legacy’s revenues from the sale of oil were $264.5 million and $172.8 million for the years ended December 31, 2011 and 2010, respectively. Legacy’s revenues from the sale of NGLs were $18.9 million and $13.7 million for the years ended December 31, 2011 and 2010, respectively. Legacy’s revenues from the sale of natural gas were $53.5 million and $30.0 million for the years ended December 31, 2011 and 2010, respectively. The $91.7 million increase in oil revenue reflects an increase in oil production of 617 MBbls (26%) due primarily to acquisitions of producing properties, a full year of production from the Wyoming and COG Acquisitions and our development activities that were primarily focused on oil-weighted projects in the Permian Basin. In addition, we realized a $15.60 per Bbl (21%) increase in realized oil sales price from $74.02 for the year ended December 31, 2010 to $89.62 for the year ended December 31, 2011. The $5.2 million increase in NGL revenues reflects an increase in realized NGL price of $0.24 per Gal (23%) from $1.06 per Gal for the year ended December 31, 2010 to $1.30 per Gal for the year ended December 31, 2011, as well as an increase in NGL production of 1,669 MGal (13%) due primarily to significantly lower plant and gathering system downtime during 2011 from one of our NGL purchasers in the Texas Panhandle than was experienced during 2010. The $23.6 million increase in natural gas revenues reflects an increase in natural gas production of approximately 3,638 MMcf (70%) due primarily to acquisitions of producing properties, a full year of production from the COG Acquistion and our development activities. The Wolfberry play, which is our primary focus of development activity in the Permian Basin, produces mostly oil but also a significant amount of NGL-rich casinghead natural gas. In addition, we realized a $0.29 per Mcf (5%) increase in natural gas sales price from $5.76 per Mcf for the year ended December 31, 2010 to $6.05 per Mcf for the year ended December 31, 2011, which reflects the increased NGL prices embedded into our revenue from our sales of wet natural gas, primarily in the Permian Basin, which more than offset the decline in NYMEX Henry Hub natural gas prices. Most of our purchasers of natural gas in the Permian Basin compensate us for the NGL content in our wet natural gas volumes, but do not separately account for such volumes. As such, we do not report any of these natural gas volumes as NGLs. Accordingly, our realized natural gas prices in the Permian Basin and for Legacy as a whole are substantially higher than NYMEX Henry Hub natural gas prices due to the NGL content in our wet natural gas sales.

For the year ended December 31, 2011, Legacy recorded $6.9 million of net gains on oil and natural gas derivatives comprised of realized gains of $0.6 million from net cash settlements of oil, NGL and natural gas derivative contracts and net unrealized gains of $6.2 million. Legacy had unrealized net losses of $0.7 million from its oil derivatives as an increase in NYMEX oil futures prices from December 31, 2010 to December 31, 2011 more than offset the increase in the average fixed price of Legacy's oil derivatives contracts, resulting in a larger net oil derivative liability. Legacy had unrealized net gains of $6.9 million from its natural gas derivatives as a decrease in NYMEX natural gas futures prices from December 31, 2010 to December 31, 2011 was only partially offset by the decrease in the average fixed price of Legacy’s natural gas derivative contracts, resulting in a larger net natural gas derivative asset. For the year ended December 31, 2010, Legacy recorded $18.3 million of net losses on oil swaps comprised of a realized gain of $9.3 million from net cash settlements of oil swap contracts and a net unrealized loss of $27.5 million. For the year ended December 31, 2010, Legacy recorded $16.9 million of net gains on natural gas swaps comprised of a realized gain of $10.9 million from net cash settlements of natural gas swap contracts and a net unrealized gain of $5.9 million. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $87.6 million ($18.37 per Boe) for the year ended December 31, 2011 from $63.0 million ($17.97 per Boe) for the year ended December 31, 2010. Production expenses increased primarily because of (i) $8.2 million of increased production expenses related to the COG Acquisition as this acquisition was closed on December 22, 2010 and thus only had 8 days of expense in 2010, (ii) $2.7 million related to increases in workover activity, (iii) production expenses from other acquisitions and (iv) an industry wide increase in cost of services and certain operating costs that are related to the higher oil prices and increased industry activity during the year ended December 31, 2011. Legacy’s ad valorem tax expense increased to $9.3 million ($1.95 per Boe) for the year ended December 31, 2011 from $6.2 million ($1.77 per Boe) for the year ended December 31, 2010 primarily due to the properties acquired in the COG Acquisition and increased oil and NGL prices, which increases the property valuations upon which these taxes are based.

Legacy’s production and other taxes were $20.3 million and $12.7 million for the years ended December 31, 2011 and 2010, respectively. Production and other taxes increased primarily because of higher realized commodity prices and production volumes in 2011 as production and other taxes are assessed as a percentage of revenue and that percentage remained relatively unchanged between 2011 and 2010.

Legacy’s general and administrative expenses were $23.1 million and $19.3 million for the years ended December 31, 2011 and 2010, respectively. General and administrative expenses increased approximately $3.8 million between periods primarily due to (i) increased salaries and benefits due to the hiring of additional personnel commensurate with the growth of our asset base, (ii) a $1.9 million charge, recognized in the fourth quarter of 2011, related to the termination of a purchase and sale agreement and related due diligence costs and (iii) a $0.8 million increase in insurance expenses encompassing corporate, director and officer and employee insurance plans. These increases were partially offset by lower unit-based compensation expense of $1.5 million as increases in Legacy's unit price during 2010 resulted in higher LTIP expense during 2010.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $88.2 million and $62.9 million for the years ended December 31, 2011 and 2010, respectively, reflecting primarily the increase in production and cost basis related to our recent acquisitions and development activity partially offset by increased reserves related to our development activities, acquisitions and higher average oil prices during the year ended December 31, 2011 compared to the year ended December 31, 2010. As a point of reference, our depletion rate per Boe for the year ended December 31, 2011 was $18.48 compared to $17.93 for the year ended December 31, 2010.

Impairment expense was $24.5 million and $13.4 million for the years ended December 31, 2011 and 2010, respectively. In 2011, Legacy recognized impairment expense in 70 separate producing fields, due primarily to the decrease in natural gas prices during the year ended December 31, 2011, combined with higher lifting costs, which decreased the expected future cash flows below the carrying value of the assets. In 2010, Legacy recognized impairment expense in 67 separate producing fields due primarily to (i) the decrease in natural gas prices during the year ended December 31, 2010 combined with higher lifting costs, which decreased the expected future cash flows below the carrying value of the assets, (ii) the write-off of multiple locations of proved undeveloped reserves (“PUDs”) in one field due to the performance of offset locations that no longer supported the economic viability of the PUDs and (iii) the performance decline of two wells in two separate fields.

Interest expense was $18.6 million and $25.8 million for the years ended December 31, 2011 and 2010, respectively. The reduction in interest expense is primarily due to an unrealized mark-to-market benefit related to our interest rate swaps of $1.9 million in 2011 compared to an unrealized $7.3 million mark-to-market expense in 2010. The addition and cashless restructuring of interest rate swaps at favorable rates during 2011, combined with a slight increase in shorter term LIBOR rates in the fourth quarter of 2011, resulted in a reduced interest rate swap liability and thus a mark-to-market gain which reduced Legacy's interest expense. This decrease was partially offset by an increase in interest expense due to higher average debt balance during 2011 compared to 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Legacy’s revenues from the sale of oil were $172.8 million and $103.3 million for the years ended December 31, 2010 and 2009, respectively. Legacy’s revenues from the sale of NGLs were $13.7 million and $11.6 million for the years ended December 31, 2010 and 2009, respectively. Legacy’s revenues from the sale of natural gas were $30.0 million and $22.4 million for the years ended December 31, 2010 and 2009, respectively. The $69.5 million increase in oil revenue reflects an increase in oil production of 534 MBbls (30%) due primarily to acquisitions of producing properties, including the Wyoming and COG Acquisitions, and our development activities. In addition, we realized a $16.62 per Bbl (29%) increase in realized sales price from $57.40 for the year ended December 31, 2009, to $74.02 for the year ended December 31, 2010. The $2.1 million increase in NGL revenues reflects an increase in realized NGL price of $0.30 per Gal (39%) from $0.76 per Gal for the year ended December 31, 2009, to $1.06 per Gal for the year ended December 31, 2010. However, this increase in NGL prices was offset by a decrease in NGL production of 2,228 MMGal (15%) due primarily to significant plant and gathering system downtime from one of our NGL purchasers in the Texas Panhandle. The $7.6 million increase in natural gas revenues reflects an increase in natural gas production of approximately 149 MMcf (3%) due primarily to acquisitions of producing properties, including the Wyoming and COG Acquisitions, and our development activities. In addition, we realized a $1.33 per Mcf (30%) increase in natural gas sales price from $4.43 per Mcf for the year ended December 31, 2009, to $5.76 per Mcf for the year ended December 31, 2010.

For the year ended December 31, 2010, Legacy recorded $1.4 million of net losses on oil and natural gas derivatives comprised of realized gains of $20.1 million from net cash settlements of oil, NGL and natural gas derivative contracts and net unrealized losses of $21.5 million. Legacy had unrealized net losses from its oil swaps due to the increase in NYMEX oil prices during the year ended December 31, 2010 from $79.36 per Bbl at December 31, 2009 to $91.38 at December 31, 2010, a price which is above the fixed price of Legacy’s oil derivative contracts. Legacy had unrealized net gains from its natural gas swaps due to the decrease in NYMEX natural gas prices from $5.57 per MMBtu at December 31, 2009 to $4.41 per MMBtu at December 31, 2010, a price which is below the fixed price of Legacy’s natural gas derivative contracts. For the year ended December 31, 2009, Legacy recorded $85.6 million of net losses on oil derivatives comprised of a realized gain of $37.9 million from net cash settlements of oil derivative contracts and a net unrealized loss of $123.5 million. For the year ended December 31, 2009, Legacy recorded $0.6 million of net losses on NGL swaps comprised of a realized gain of $0.7 million from net cash settlements of NGL swap contracts and a net unrealized loss of $1.3 million. For the year ended December 31, 2009, Legacy recorded $10.6 million of net gains on natural gas derivatives comprised of a realized gain of $13.8 million from net cash settlements of natural gas derivative contracts and a net unrealized loss of $3.2 million. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $63.0 million ($17.97 per Boe) for the year ended December 31, 2010 from $44.3 million ($14.76 per Boe) for the year ended December 31, 2009. Production expenses increased primarily because of (i) $8.8 million of production expenses related to the Wyoming and COG Acquisitions, (ii) $1.1 million related to increases in workover activity, (iii) $0.9 million in one-time expenses related to regulatory compliance and casualty losses, (iv) production expenses from other acquisitions and (v) an industry wide increase in cost of services and certain operating costs that are directly related to the higher commodity prices experienced during the year ended December 31, 2010, including the cost of electricity, which powers artificial lift equipment and pumps involved in the production of oil, and the higher level of industry activity resulting from higher oil prices. Legacy’s ad valorem tax expense increased to $6.2 million ($1.77 per Boe) for the year ended December 31, 2010 from $4.5 million ($1.50 per Boe) for the year ended December 31, 2009 primarily due to the properties acquired in the Wyoming Acquisition.

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

Non-GAAP Financial Measures

For the year ended December 31, 2011, Adjusted EBITDA increased 44% to $202.0 million from $140.4 million for the year ended December 31, 2010. This increase is due primarily to Legacy’s $120.5 million increase in revenues for the year ended December 31, 2011 compared to the year ended December 31, 2010, partially offset by higher expenses, including increases in production expenses, production taxes and general and administrative expenses that totaled $39.2 million, as well as a decrease in cash receipts on commodity derivatives of $19.5 million from the year ended December 31, 2010 to the year ended December 31, 2011. Distributable Cash Flow increased 22% to $108.5 million from $89.0 million for the year ended December 31, 2011 and 2010, respectively, due primarily to higher Adjusted EBITDA offset by higher development capital expenditures of $38.7 million and cash interest expense of $3.0 million in 2011 compared to 2010.

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

Adjusted EBITDA is defined in Legacy's revolving credit facility as net income (loss) plus:

•	Interest expense;

•	Income taxes;

•	Depletion, depreciation, amortization and accretion;

•	Impairment of long-lived assets;

•	(Gain) loss on sale of partnership investment;

•	(Gain) loss on disposal of assets (excluding settlements of asset retirement obligations);

•	Equity in (income) loss of partnership;

•	Unit-based compensation expense related to LTIP unit awards accounted for under the equity or liability methods; and

•	Unrealized (gain) loss on oil and natural gas derivatives.

Distributable Cash Flow is defined as Adjusted EBITDA less:

•	Cash interest expense;

•	Cash income taxes;

•	Cash settlements of LTIP unit awards; and

•	Development capital expenditures.

The following table presents a reconciliation of Legacy’s consolidated net income (loss) to Adjusted EBITDA and Distributable Cash Flow for the years ended December 31, 2011, 2010 and 2009, respectively.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net income (loss)	$72,061	$10,809	$(92,831)
Plus:
Interest expense	18,566	25,766	13,222
Income taxes	1,030	537	554
Depletion, depreciation, amortization and accretion	88,178	62,894	58,763
Impairment of long-lived assets	24,510	13,412	9,207
Gain on disposal of assets	—	—	(54)
Equity in income of partnership	(138)	(97)	(31)
Unit-based compensation expense	4,021	5,549	3,130
Unrealized (gain) loss on oil and natural gas derivatives	(6,220)	21,537	128,031
Adjusted EBITDA	$202,008	$140,407	$119,991
Less:
Cash interest expense	19,044	16,094	17,809
Cash settlements of LTIP unit awards	2,916	2,402	415
Development capital expenditures	71,589	32,917	13,727
Distributable Cash Flow	$108,459	$88,994	$88,040

Capital Resources and Liquidity

Legacy’s primary sources of capital and liquidity have been proceeds from bank borrowings, cash flow from operations, the issuance of additional units or a combination thereof. To date, Legacy’s primary use of capital has been for repayment of bank borrowings and the acquisition and development of oil and natural gas properties.

As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in growing reserves and production will be highly dependent on capital resources available to us and our success in acquiring and developing additional hydrocarbon reserves. We actively review acquisition opportunities on an ongoing basis. If we were to make significant additional acquisitions for cash, we would need to borrow additional amounts under our revolving credit facility, if available, or obtain additional debt or equity financing. Our revolving credit facility limits our ability to issue additional debt, but permits us to issue unsecured senior or senior subordinated notes. Further, our existing revolving credit facility matures on March 10, 2016.

Our commodity derivatives position, which we use to mitigate commodity price volatility and support our borrowing capacity, contributed $0.6 million of cash settlements in the year ended December 31, 2011. Based upon current oil and natural gas price expectations and our extensive commodity derivatives positions, which cover 66% of our expected production from proved reserves for the year ending December 31, 2012, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our revolving credit facility, under which $212.9 million was available for borrowings as of December 31, 2011, will provide us sufficient working capital to meet our planned capital expenditures of $62 million and planned annualized cash distributions of $105.4 million, which reflect the $26.4 million of distributions attributable to the fourth quarter of 2011 that were paid in the first quarter of 2012. Our board of directors determines our distribution each quarter and there is no guarantee that the board will maintain or increase our current quarterly distribution rate of $0.55 per unit. Please read “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

Legacy’s net cash provided by operating activities was $184.2 million and $101.4 million for the year ended December 31, 2011 and 2010, respectively, with the 2011 period being favorably impacted by higher realized oil and natural gas prices and higher sales volumes, partially offset by higher expenses.

Legacy’s net cash provided by operating activities was $101.4 million and $37.5 million for the years ended December 31, 2010 and 2009, respectively, with the 2010 period being favorably impacted by higher realized oil and natural gas prices and higher sales volumes, partially offset by higher expenses.

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

Investing Activities

Legacy’s cash capital expenditures were $206.1 million for the year ended December 31, 2011. The total includes $134.5 million related to 28 individually immaterial acquisitions and $71.6 million of development projects.

Legacy’s cash capital expenditures were $308.9 million for the year ended December 31, 2010. The total includes $125.5 million and $100.8 million for the purchase of producing oil and natural gas properties in the Wyoming and COG Acquisitions, respectively, $49.7 million related to 25 individually immaterial acquisitions and $32.9 million of development projects.

We currently anticipate that our development capital budget, which predominantly consists of drilling, re-completion and well stimulation projects, will be $62 million for the year ending December 31, 2012. Our borrowing capacity under our revolving credit facility is $199.9 million as of February 22, 2012. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. For instance, approximately 75% of our 2011 developmental capital expenditures were on operated properties. If oil and natural gas prices decline below levels we deem acceptable, we may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and labor crews.

Based upon management’s current oil and natural gas price expectations for the year ending December 31, 2012, we anticipate that we will have sufficient sources of working capital, from our cash flow from operations and available borrowing capacity under our revolving credit facility, to meet our cash obligations, our planned capital expenditures of $62 million and planned annualized cash distributions of $105.4 million during the year ending December 31, 2012. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or planned annualized cash distributions.

We enter into oil, NGL and natural gas derivatives to reduce the impact of oil, NGL and natural gas price volatility on our cash flow. Currently, we use swaps and collars to offset price volatility on NYMEX oil, NGL and Waha, ANR-Oklahoma and CIG-Rockies natural gas prices, which do not include the additional net discount that we typically realize in the Permian Basin. At December 31, 2011, we had in place oil and natural gas derivatives covering significant portions of our estimated 2012 through 2016 oil and natural gas production. As of February 22, 2012 we had derivatives covering approximately 66% of our expected oil and natural gas production for 2012.

As of February 22, 2012 we had also entered into derivative contracts covering approximately 34% on average of our expected oil and natural gas production for 2013 through 2016 from existing total proved reserves. By removing the price volatility on our cash flows from a significant portion of our oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. In addition, these counterparties are affiliates of lenders under our revolving credit facility, which allows us to avoid margin calls. Due to the disruptions in the financial markets in recent years, we routinely monitor the creditworthiness of our counterparties.

The following tables summarize, for the periods indicated, our oil and natural gas swaps in place as of February 22, 2012 covering the period from January 1, 2012 through December 31, 2016. We use swaps as a mechanism for hedging commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to hedge the floating prices we are paid by purchasers of our oil and natural gas. These transactions are settled based upon the monthly average closing price of the front-month NYMEX WTI oil contract price of oil at Cushing, Oklahoma, and NYMEX West Texas Waha, ANR-Oklahoma and CIG-Rockies prices of natural gas on the average of the three final trading days of the month, and settlement occurs on the fifth day of the production month.

Oil Swaps:

	Annual	Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
2012(a)	1,950,021	$86.50	$67.72 - $109.20
2013(a)	1,124,243	$85.46	$80.10 - $101.10
2014	586,514	$89.57	$87.50 - $101.10
2015	218,051	$92.18	$90.50 - $100.20
2016	45,600	$94.53	$91.00 - $99.85
____________________

(a)
On October 6, 2010, as part of an oil swap transaction entered into with a counterparty, we sold two call options to the counterparty that allow the counterparty to extend a swap transaction covering calendar year 2011 to either 2012, 2013 or both calendar years. The counterparty exercised the option covering calendar year 2012 on December 30, 2011 and must exercise or decline the option covering calendar year 2013 on December 31, 2012. As the option was exercised for calendar year 2012, we will pay the counterparty floating prices and receive a fixed price of $98.25 on annual notional volumes of 183,000 Bbls. For calendar year 2013, if exercised, we would pay the counterparty floating prices and receive a fixed price of $98.25 on annual notional volumes of 182,500 Bbls in 2013. The premium paid by the counterparty for the two call options was paid to us in the form of an increase in the fixed price that we received pursuant to the 2011 swap of $98.25 per Bbl on 182,500 Bbls, or 500 Bbls per day, rather than the prevailing market price of approximately $87.00 per Bbl. These additional potential volumes related to the unexercised 2013 option are not reflected in the above table.

Natural Gas Swaps:

	Annual	Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
2012	4,772,990	$6.07	$4.19 - $8.70
2013	3,630,654	$5.62	$4.68 - $6.89
2014	2,091,254	$5.63	$4.95 - $6.47
2015	1,339,300	$5.65	$5.14 - $5.82
2016	219,200	$5.30	$5.30

On June 24, 2008, we entered into a NYMEX West Texas Intermediate oil derivative collar contract that combines a long put option or “floor” with a short call option or “ceiling.” The following table summarizes the oil collar contract currently in place as of February 22, 2012, covering the period from January 1, 2012 through December 31, 2012:

		Floor	Ceiling
Calendar Year	Volumes (Bbls)	Price	Price
2012	65,100	$120.00	$156.30

On January 12, 2011, we entered into a West Texas Waha natural gas derivative collar contract that combines a long put option or “floor” with a short call option or “ceiling.” The following table summarizes the natural gas collar contract currently in place as of February 22, 2012, covering the period from January 1, 2012 through December 31, 2012:

		Floor	Ceiling
Calendar Year	Volumes (MMBtu)	Price	Price
2012	360,000	$4.00	$5.45

We have also entered into multiple NYMEX West Texas Intermediate crude oil derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. In regards to our three-way collar contracts, if the market price has fallen below the short put fixed price, we would receive the market price plus either $25 or $30 per barrel, depending on the contract. The following table summarizes the three-way oil collar contracts currently in place as of February 22, 2012:

		Average	Average	Average
Calendar Year	Volumes (Bbls)	Short Put	Long Put	Short Call
2012	384,600	$67.86	$94.29	$113.16
2013	726,920	$65.41	$91.16	$111.82
2014	847,130	$64.85	$90.17	$116.08
2015	824,300	$65.31	$90.31	$118.85
2016	219,100	$66.23	$91.23	$116.65

The following table details the commodity derivative assets (liabilities), by commodity, as of December 31, 2011 and 2010:

	Oil Swaps	Oil Collar	Three-Way Oil Collars	Oil Swaption	Natural Gas Swaps	Natural Gas Collar	Total
	(In thousands)
Balance December 31, 2010	$(39,304)	$3,954	$(1,118)	$3,259	$18,545	$—	$(14,664)
Balance December 31, 2011	$(38,497)	$1,672	$4,760	$(1,842)	$25,132	$332	$(8,443)

The following table details the commodity derivative income (expense) activities, by commodity, for the year ended December 31, 2011:

	Oil Swaps	Oil Collar	Three-Way Oil Collar	Oil Swaption	Natural Gas Swaps	Natural Gas Collar	Total
	(In thousands)
Realized gain/(loss) on cash settlements	$(13,096)	$1,761	$—	$—	$11,972	$—	$637
Unrealized gain/(loss) on mark-to-market of derivatives existing as of January 1, 2011	(1,661)	(393)	750	(5,101)	(1,653)	—	(8,058)
Unrealized gain on mark-to-market of derivatives entered into during 2011	578	—	5,128	—	8,240	332	14,278
Realized and unrealized gain/(loss) on derivatives	$(14,179)	$1,368	$5,878	$(5,101)	$18,559	$332	$6,857

Financing Activities

Legacy’s net cash provided by financing activities was $22.3 million for the year ended December 31, 2011, compared to $183.1 million for the year ended December 31, 2010. During the year ended December 31, 2011, total net borrowings under our revolving credit facility were $12.0 million, comprised of borrowings of $356.0 million and repayments of $344.0 million. Our November 2011 public equity offering and our Equity Distribution Agreement yielded net cash proceeds of $109.0 million, which were used to pay down our balance on our revolving credit facility. Additionally, Legacy had cash outflow during the year ended December 31, 2011 in the amount of $93.6 million for distributions to unitholders. Cash provided by financing activities during the year ended December 31, 2010, included $88.0 million in net borrowings under our revolving credit facility, $179.1 million in net cash proceeds from our January and November 2010 public equity offerings and $83.5 million for distributions to unitholders.

Our Revolving Credit Facility

Previous Credit Agreement

On March 27, 2009, we entered into a three-year $600 million secured revolving credit facility (the "Previous Credit Agreement") and retained BNP Paribas as administrative agent to replace our initial four year, $300 million revolving credit facility with BNP Paribas as administrative agent. All borrowings outstanding under the Previous Credit Agreement were paid in full on March 10, 2011 with borrowings under the Current Credit Agreement.

Current Credit Agreement

On March 10, 2011, we entered into an amended and restated five-year, $1 billion secured revolving credit facility with BNP Paribas as administrative agent (the "Current Credit Agreement"). Our obligations under the revolving credit facility are secured by mortgages on more than 80% of our oil and natural gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. Borrowings under the Current Credit Agreement mature on March 10, 2016. The amount available for borrowing at any one time is limited to the borrowing base, originally set at $500 million, currently at $550 million, with a $2 million sub-limit for letters of credit. The borrowing base is subject to semi-annual redeterminations on April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. We also have the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders (currently 13 member banks), and any decrease in the borrowing base must be approved by the lenders holding at least 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the revolving credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the revolving credit facility so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and natural gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral. Legacy may at any time issue up to $500 million in aggregate principal amount of senior notes or new debt whose proceeds are used to refinance such senior notes, subject to specified conditions in the Current Credit Agreement, which include that upon the issuance of such senior notes or new debt, the borrowing base shall be reduced by an amount equal to (i) in the case of senior notes, 25% of the stated principal amount of the senior notes and (ii) in the case of new debt, 25% of the portion of the new debt that exceeds the principal amount of the senior notes. Also, notwithstanding that a lender (or its affiliate) is no longer a party to the Current Credit Agreement, any lender (or its affiliate) which has entered into any hedging arrangement with us while a party to the Current Credit Agreement will continue to have our obligations under such hedging arrangement secured on a ratable and pari passu basis by the collateral securing our obligations under the Current Credit Agreement, the related loan documents and our hedging arrangements.

We may elect that borrowings be comprised entirely of alternate base rate (ABR) loans or Eurodollar loans. Interest on the loans is determined as follows:

•
with respect to ABR loans, the alternate base rate equals the highest of the prime rate, the Federal funds effective rate plus 0.50%, or the one-month London interbank rate (“LIBOR”) plus 1.00%, plus an applicable margin ranging from and including 0.75% and 1.75% per annum, determined by the percentage of the borrowing base then in effect that is drawn, or

•
with respect to any Eurodollar loans, one-, two-, three- or six-month LIBOR plus an applicable margin ranging from and including 1.75% and 2.75% per annum, determined by the percentage of the borrowing base then in effect that is drawn.

We pay a commitment fee equal to 0.50% on the average daily amount of the unused amount of the commitments under the Current Credit Agreement, payable quarterly.

Interest is generally payable quarterly for ABR loans and on the last day of the applicable interest period for any Eurodollar loans.

Our Current Credit Agreement also contains various covenants that limit our ability to:

•	incur indebtedness;

•	enter into certain leases;

•	grant certain liens;

•	enter into certain swaps;

•	make certain loans, acquisitions, capital expenditures and investments;

•	make distributions other than from available cash;

•	merge, consolidate or allow any material change in the character of our business; or

•	engage in certain asset dispositions, including a sale of all or substantially all of our assets.

Our revolving credit facility also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•	total debt as of the last day of the most recent quarter to EBITDA (as defined in the Current Credit Agreement) in total over the last four quarters of not more than 4.0 to 1.0; and

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

As of December 31, 2011, Legacy was in compliance with all financial and other covenants of the revolving credit facility.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2011 is provided in the following table.

	Obligations Due in Period
Contractual Cash Obligations	2012	2013-2014	2015-2016	Thereafter	Total
	(In thousands)
Long-term debt(a)	$—	$—	$337,000	$—	$337,000
Interest on long-term debt(b)	8,998	17,996	10,719	—	37,713
Derivative obligations(c)	11,787	12,136	—	30	23,953
Management compensation(d)	1,477	2,954	2,954	—	7,385
Asset retirement obligation(e)	20,262	3,996	2,842	93,174	120,274
Office lease	506	1,044	351	—	1,901
Total contractual cash obligations	$43,030	$38,126	$353,866	$93,204	$528,226
____________________

(a)	Represents amounts outstanding under our revolving credit facility as of December 31, 2011.

(b)	Based upon our weighted average interest rate of 2.67% under our revolving credit facility as of December 31, 2011.

(c)
Derivative obligations represent net liabilities for commodity and interest rate derivatives that were valued as of December 31, 2011, the ultimate settlement of which are unknown because they are subject to continuing market risk. Please read “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” for additional information regarding our derivative obligations.

(d)
The related employment agreements do not contain termination provisions; therefore, the ultimate payment obligation is not known. For purposes of this table, management has not reflected payments subsequent to 2016.

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

Effect if Different Assumptions Used: Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the year ended December 31, 2011 by approximately 10%.

Nature of Critical Estimate Item: Asset Retirement Obligations — We have certain obligations to remove tangible equipment and restore land at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. US GAAP requires us to estimate asset retirement costs for all of our assets, adjust those costs for inflation to the forecast abandonment date, discount that amount using a credit-adjusted-risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an ARO liability in that amount with a corresponding addition to our asset value. When new obligations are incurred, i.e. a new well is drilled or acquired, we add a layer to the ARO liability. We then accrete the liability layers quarterly using the applicable effective credit-adjusted-risk-free rate for each layer. Should either the estimated life or the estimated abandonment costs of a property change materially upon our periodic review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost. When well obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from our balance sheet. Any difference in the cost to plug and the related liability is recorded as a gain or loss on our income statement in the disposal of assets line item.

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

We do not specifically designate derivative instruments as cash flow hedges, even though they reduce our exposure to changes in oil, NGL and natural gas prices and interest rate changes. Therefore, the mark-to-market of these instruments is recorded in current earnings. We use estimate market values utilizing software provided by a third party firm, which specializes in valuing derivatives, and validate these estimates by comparison to counterparty estimates as the basis for these end-of-period mark-to-market adjustments. In order to estimate market values, we use forward commodity price curves, if available, or estimates of forward curves provided by third party pricing experts. For our interest rate swaps, we use a yield curve based on money market rates and interest swap rates to estimate market value. When we record a mark-to-market adjustment resulting in a loss in a current period, these unrealized losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods. As shown in the previous tables, we have hedged a significant portion of our future production through 2016. Taking into account the mark-to-market liabilities and assets recorded as of December 31, 2011, the future cash obligations table presented above shows the amounts which we would expect to pay the counterparties over the time periods shown. As oil and gas prices rise and fall, our future cash obligations related to these derivatives will rise and fall.

Recently Issued Accounting Pronouncements

None

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

As of December 31, 2011, the fair market value of Legacy’s commodity derivative positions was a net liability of $8.4 million. As of December 31, 2010, the fair market value of Legacy’s commodity derivative positions was a net liability of $14.7 million. We routinely monitor the credit default risk of our counterparties via risk monitoring services. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives for 2012 through December 31, 2016, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investing Activities.”

If oil prices decline by $1.00 per Bbl, then the standardized measure of our combined proved reserves as of December 31, 2011 would decline from $1,140.4 million to $1,123.5 million, or 1.5%. If natural gas prices decline by $0.10 per Mcf, then the standardized measure of our combined proved reserves as of December 31, 2011 would decline from $1,140.4 million to $1,133.7 million, or 0.6%. However, larger decreases in oil and natural gas prices may have a proportionately greater impact on our standardized measure.

Interest Rate Risks

At December 31, 2011, Legacy had debt outstanding of $337 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for the year ended December 31, 2011 was 3.05%. A 1% increase in LIBOR on Legacy’s outstanding debt as of December 31, 2011 would not have an effect on annual interest expense, as Legacy has entered into interest rate swaps to mitigate the volatility of interest rates, that expire between April 2013 and November 2015, on $364 million of floating rate debt, which exceeds the current outstanding debt balance, to a weighted-average fixed rate of 2.17%. It is never management's intention to hold or issue derivative instruments for speculative trading purposes. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in overhedged amounts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and supplementary financial data are included in this annual report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our general partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation and subject to the foregoing, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide reasonable assurance that such controls and procedures were effective to accomplish their objectives.

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

Effective January 1, 2011, we implemented a new accounting system in conjunction with a transition to bring our back-office accounting functions in-house from an outsourced third-party. While these transitions have changed the physical location within the accounting process where certain internal control points occur, including our IT general controls, the nature and extent of such internal controls remain unchanged. Further, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Legacy’s management is responsible for establishing and maintaining adequate control over financial reporting. Our internal control over financial reporting is a process designed by, or under the supervision of, our general partner’s Chief Executive Officer and Chief Financial Officer, and effected by the board of directors of our general partner, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and the board of directors of our general partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

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

As of December 31, 2011, management assessed the effectiveness of Legacy’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included design, effectiveness and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets. Based on that assessment, management determined that Legacy maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria.

BDO USA, LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2011, which is set forth below under “Attestation Report.”

Attestation Report

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Unitholders
Legacy Reserves LP
Midland, Texas

We have audited Legacy Reserves LP’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Legacy Reserves LP’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Controls and Procedures - Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on Legacy Reserves LP’s internal control over financial reporting based on our audit.

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

In our opinion, Legacy Reserves LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Legacy Reserves LP as of December 31, 2011 and 2010, and the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Houston, Texas
February 23, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to include the information required by this Item 10 in Legacy’s definitive proxy statement for its 2012 annual meeting of unitholders under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

We intend to include information with respect to executive compensation in Legacy’s definitive proxy statement for its 2012 annual meeting of unitholders under the heading “Executive Compensation,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

We intend to include information regarding Legacy’s securities authorized for issuance under equity compensation plans and ownership of Legacy’s outstanding securities in Legacy’s definitive proxy statement for its 2012 annual meeting of unitholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” respectively, which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We intend to include the information regarding related party transactions in Legacy’s definitive proxy statement for its 2012 annual meeting of unitholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We intend to include information regarding principal accountant fees and services in Legacy’s definitive proxy statement for its 2012 annual meeting of unitholders under the heading “Independent Registered Public Accounting Firm,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2011.

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
Second Amended and Restated Credit Agreement dated as of March 10, 2011 among Legacy Reserves LP, as borrower, BNP Paribas, as administrative agent, Wells Fargo Bank, N.A., as syndication agent, Compass Bank, as documentation agent, and the Lenders party thereto (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed March 17, 2011, Exhibit 10.1)

10.2	—
First Amendment to Second Amended and Restated Credit Agreement among Legacy Reserves LP, as borrower, the Guarantors, BNP Paribas, as administrative agent, and the Lenders Signatory Hereto dated as of September 30, 2011(Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q (File No. 001-33249) filed November 4, 2011, Exhibit 10.1)

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
Purchase and Sale Agreement dated November 5, 2010, by and between COG Operating LLC and Legacy Reserves Operating LP (Incorporated by reference to Legacy Reserves LP's annual report on Form 10-K (File No. 001-33249) filed March 4, 2011, Exhibit 10.23)

10.21†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Objective) (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed February 24, 2010, Exhibit 99.1)

10.22†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Subjective) (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed February 24, 2010, Exhibit 99.2)

10.23	—
Equity Distribution Agreement, dated August 25, 2011, by and among the Partnership and Knight Capital Americas, L.P. (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K (File No. 001-33249) filed August 25, 2011, Exhibit 1.1)

21.1*	—	List of subsidiaries of Legacy Reserves LP
23.1*	—	Consent of BDO USA, LLP
23.2*	—	Consent of LaRoche Petroleum Consultants, Ltd.
31.1*	—	Rule 13a-14(a) Certification of CEO (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	—	Rule 13a-14(a) Certification of CFO (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)
99.1*	—	Summary Reserve Report from LaRoche Petroleum Consultants, Ltd.
____________________

*	Filed herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2011.

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

Signature	Title	Date
/S/ CARY D. BROWN	Chief Executive Officer and Chairman of the Board	February 23, 2012
Cary D. Brown	(Principal Executive Officer)
/S/ STEVEN H. PRUETT	President, Chief Financial Officer and Secretary	February 23, 2012
Steven H. Pruett	(Principal Financial Officer)
/S/ WILLIAM M. MORRIS	Vice President and Chief Accounting Officer	February 23, 2012
William M. Morris	(Principal Accounting Officer)
/S/ KYLE A. MCGRAW	Executive Vice President and Director	February 23, 2012
Kyle A. McGraw
/S/ DALE A. BROWN	Director	February 23, 2012
Dale A. Brown
/S/ WILLIAM R. GRANBERRY	Director	February 23, 2012
William R. Granberry
/S/ G. LARRY LAWRENCE	Director	February 23, 2012
G. Larry Lawrence
/S/ WILLIAM D. SULLIVAN	Director	February 23, 2012
William D. Sullivan
/S/ KYLE D. VANN	Director	February 23, 2012
Kyle D. Vann

Report of Independent Registered Public Accounting Firm

Board of Directors and Unitholders
Legacy Reserves LP
Midland, Texas

We have audited the accompanying consolidated balance sheets of Legacy Reserves LP as of December 31, 2011 and 2010 and the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of Legacy Reserves LP’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legacy Reserves LP at December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Legacy Reserves LP’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
February 23, 2012

LEGACY RESERVES LP

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

	2011	2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,151	$3,478
Accounts receivable, net:
Oil and natural gas	35,489	27,050
Joint interest owners	10,299	10,378
Other	204	91
Fair value of derivatives (Notes 8 and 9)	7,117	7,763
Prepaid expenses and other current assets	3,525	1,838
Total current assets	59,785	50,598
Oil and natural gas properties, at cost:
Proved oil and natural gas properties using the successful efforts
method of accounting	1,389,326	1,174,498
Unproved properties	20,063	12,543
Accumulated depletion, depreciation, amortization and impairment	(450,060)	(343,205)
	959,329	843,836
Other property and equipment, net of accumulated depreciation and
amortization of $3,530 and $2,437, respectively	3,310	2,917
Deposits on pending acquisitions	—	112
Operating rights, net of amortization of $3,034 and $2,529, respectively	3,983	4,488
Fair value of derivatives (Notes 8 and 9)	10,188	4,000
Other assets, net of amortization of $6,337 and $4,809, respectively	6,611	3,331
Investment in equity method investee	282	144
Total assets	$1,043,488	$909,426
LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,286	$631
Accrued oil and natural gas liabilities	45,351	29,654
Fair value of derivatives (Notes 8 and 9)	18,905	14,882
Asset retirement obligation (Note 11)	20,262	18,333
Other (Notes 8 and 13)	9,646	9,455
Total current liabilities	97,450	72,955
Long-term debt (Note 3)	337,000	325,000
Asset retirement obligation (Note 11)	100,012	92,929
Fair value of derivatives (Notes 8 and 9)	18,897	25,540
Other long-term liabilities	1,794	1,263
Total liabilities	555,153	517,687
Commitments and contingencies (Note 6)
Unitholders’ equity:
Limited partners’ equity — 47,801,682 and 43,528,776 units issued and
outstanding at December 31, 2011 and 2010, respectively	488,264	391,700
General partner’s equity (approximately 0.04%)	71	39
Total unitholders’ equity	488,335	391,739
Total liabilities and unitholders’ equity	$1,043,488	$909,426

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
	(In thousands, except per unit data)
Revenues:
Oil sales	$264,473	$172,754	$103,319
Natural gas liquids (NGL) sales	18,888	13,670	11,565
Natural gas sales	53,524	29,965	22,395
Total revenues	336,885	216,389	137,279
Expenses:
Oil and natural gas production	96,914	69,228	48,814
Production and other taxes	20,329	12,683	8,145
General and administrative	23,084	19,265	15,502
Depletion, depreciation, amortization and accretion	88,178	62,894	58,763
Impairment of long-lived assets	24,510	13,412	9,207
(Gain) loss on disposal of assets	(625)	592	378
Total expenses	252,390	178,074	140,809
Operating income (loss)	84,495	38,315	(3,530)
Other income (expense):
Interest income	15	10	9
Interest expense (Notes 3, 8 and 9)	(18,566)	(25,766)	(13,222)
Equity in income of partnership	138	97	31
Realized and unrealized net gains (losses) on
commodity derivatives (Notes 8 and 9)	6,857	(1,400)	(75,554)
Other	152	90	(11)
Income (loss) before income taxes	73,091	11,346	(92,277)
Income tax expense	(1,030)	(537)	(554)
Net income (loss)	$72,061	$10,809	$(92,831)
Income (loss) per unit — basic and diluted (Note 12)	$1.63	$0.27	$(2.89)
Weighted average number of units used in
computing net income (loss) per unit —
Basic	44,093	40,233	32,163
Diluted	44,112	40,237	32,163

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF UNITHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Number of Limited Partner Units	Limited Partner	General Partner	Total Unitholders’ Equity
	(In thousands)
Balance, December 31, 2008	31,049	$380,439	$194	$380,633
Units issued to Legacy Board of Directors
for services	16	259	—	259
Compensation expense on restricted unit awards
issued to employees	—	103	—	103
Vesting of restricted units	20	—	—	—
Net proceeds from equity offering	3,795	57,221	—	57,221
Redemption of investment from MBN Operating LP	—	—	(81)	(81)
Distributions to unitholders, $2.08 per unit	—	(66,616)	(28)	(66,644)
Net loss	—	(92,779)	(52)	(92,831)
Balance, December 31, 2009	34,880	278,627	33	278,660
Units issued to Legacy Board of Directors
for services	11	226	—	226
Compensation expense on restricted unit awards
issued to employees	—	516	—	516
Vesting of restricted units	3	—	—	—
Net proceeds from equity offerings	8,338	179,053	—	179,053
Units issued in exchange for oil and natural
gas properties	297	5,959	—	5,959
Net distributions to unitholders, $2.08 per unit	—	(83,484)	—	(83,484)
Net income	—	10,803	6	10,809
Balance, December 31, 2010	43,529	391,700	39	391,739
Units issued to Legacy Board of Directors
for services	18	500	—	500
Compensation expense on restricted unit awards
issued to employees	—	956	—	956
Vesting of restricted units	30	—	—	—
Net proceeds from equity offerings	3,947	108,956	—	108,956
Units issued in exchange for oil and natural
gas properties	278	7,714	—	7,714
Net distributions to unitholders, $2.14 per unit	—	(93,591)	—	(93,591)
Net income	—	72,029	32	72,061
Balance, December 31, 2011	47,802	$488,264	$71	$488,335

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$72,061	$10,809	$(92,831)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	88,178	62,894	58,763
Amortization of debt issuance costs	1,528	2,023	1,646
Impairment of long-lived assets	24,510	13,412	9,207
(Gain) loss on derivatives	(8,800)	8,728	71,764
Equity in income of partnership	(138)	(97)	(37)
Unit-based compensation	1,106	3,146	2,728
(Gain) loss on disposal of assets	(625)	592	378
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(8,439)	(8,980)	(5,872)
(Increase) decrease in accounts receivable, joint interest owners	79	(5,831)	2,718
(Increase) decrease in accounts receivable, other	(113)	273	(304)
(Increase) decrease in other current assets	(1,382)	389	1,859
Increase (decrease) in accounts payable	2,655	(949)	(4,370)
Increase (decrease) in accrued oil and natural gas liabilities	15,697	15,764	(3,310)
Decrease in other liabilities	(2,080)	(802)	(4,863)
Total adjustments	112,176	90,562	130,307
Net cash provided by operating activities	184,237	101,371	37,476
Cash flows from investing activities:
Investment in oil and natural gas properties	(206,080)	(308,883)	(22,389)
(Increase) decrease in deposit on pending acquisition	112	6,388	(6,500)
Proceeds from sale of assets	—	—	51
Investment in other equipment	(1,485)	(2,394)	(345)
Goodwill	—	(494)	—
Net cash settlements on commodity derivatives	637	20,137	52,477
Net cash provided by (used in) investing activities	(206,816)	(285,246)	23,294
Cash flows from financing activities:
Proceeds from long-term debt	356,000	369,000	61,000
Payments of long-term debt	(344,000)	(281,000)	(106,000)
Payments of debt issuance costs	(5,113)	(433)	(4,549)
Proceeds from issuance of units, net	108,956	179,053	57,221
Redemption of investment from MBN Operating LP	—	—	(81)
Distributions to unitholders	(93,591)	(83,484)	(66,644)
Net cash provided by (used in) financing activities	22,252	183,136	(59,053)
Net increase (decrease) in cash and cash equivalents	(327)	(739)	1,717
Cash and cash equivalents, beginning of period	3,478	4,217	2,500
Cash and cash equivalents, end of period	$3,151	$3,478	$4,217
Non-Cash Investing and Financing Activities:
Asset retirement obligation costs and liabilities	$253	$7,248	$182
Asset retirement obligations associated with property acquisitions	$8,300	$17,618	$3,505
Units issued in exchange for oil and natural gas properties	$7,714	$5,959	$—

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Organization, Basis of Presentation and Description of Business

Legacy Reserves LP (“LRLP,” “Legacy” or the “Partnership”) and its affiliated entities are referred to as Legacy in these financial statements.

LRLP, a Delaware limited partnership, was formed by its general partner, Legacy Reserves GP, LLC (“LRGPLLC”), on October 26, 2005 to own and operate oil and natural gas properties. LRGPLLC is a Delaware limited liability company formed on October 26, 2005, and it currently owns an approximately 0.04% general partner interest in LRLP.

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

   (d) Oil and Natural Gas Properties

Legacy accounts for oil and natural gas properties using the successful efforts method. Under this method of accounting, costs relating to the acquisition and development of proved areas are capitalized when incurred. The costs of development wells are capitalized whether productive or non-productive. Leasehold acquisition costs are capitalized when incurred. If proved reserves are found on an unproved property, leasehold cost is transferred to proved properties. Exploration dry holes are charged to expense when it is determined that no commercial reserves

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exist. Other exploration costs, including personnel costs, geological and geophysical expenses and delay rentals for oil and natural gas leases, are charged to expense when incurred. The costs of acquiring or constructing support equipment and facilities used in oil and gas producing activities are capitalized. Production costs are charged to expense as incurred and are those costs incurred to operate and maintain our wells and related equipment and facilities.

Depreciation and depletion of producing oil and natural gas properties is recorded based on units of production. Acquisition costs of proved properties are amortized on the basis of all proved reserves, developed and undeveloped, and capitalized development costs (wells and related equipment and facilities) are amortized on the basis of proved developed reserves. As more fully described below, proved reserves are estimated annually by Legacy’s independent petroleum engineer, LaRoche Petroleum Consultants, Ltd. ("LaRoche"), and are subject to future revisions based on availability of additional information. Legacy’s in-house reservoir engineers prepare an updated estimate of reserves each quarter. Depletion is calculated each quarter based upon the latest estimated reserves data available. As discussed in Note 11, asset retirement costs are recognized when the asset is placed in service, and are amortized over proved reserves using the units of production method. Asset retirement costs are estimated by Legacy’s engineers using existing regulatory requirements and anticipated future inflation rates.

Upon sale or retirement of complete fields of depreciable or depletable property, the book value thereof, less proceeds from sale or salvage value, is charged to income. On sale or retirement of an individual well the proceeds are credited to accumulated depletion and depreciation.

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows based on management’s expectations of future oil and natural gas prices. For the year ended December 31, 2011, Legacy recognized $24.5 million of impairment expense on 70 separate producing fields related primarily to the decline in realized natural gas prices during the year combined with rising operating costs on select fields which reduced the estimated future cash flows for these fields. For the year ended December 31, 2010, Legacy recognized $13.4 million of impairment expense on 67 separate producing fields related primarily to the decline in realized natural gas prices during the year combined with rising operating costs on select fields which reduced the estimated future cash flows for these fields as well as the write-off of PUDs in one field and single well performance declines in two other fields. For the year ended December 31, 2009, Legacy recognized $9.2 million of impairment expense on 20 separate producing fields related primarily to the decline in realized natural gas prices during the year combined with rising operating costs on select fields as well as an unsuccessful re-completion activity in one field which reduced the estimated future cash flows for these fields.

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

(e) Oil, NGLs and Natural Gas Reserve Quantities

Legacy’s estimate of proved reserves is based on the quantities of oil, NGLs and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. LaRoche prepares a reserve and economic evaluation of all Legacy’s properties on a well-by-well basis utilizing information provided to it by Legacy and information

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available from state agencies that collect information reported to it by the operators of Legacy’s properties. The estimate of Legacy’s proved reserves as of December 31, 2011, 2010 and 2009 have been prepared and presented in accordance with SEC rules and accounting standards.

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

Legacy’s proved reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of oil, NGLs and natural gas eventually recovered.

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

Legacy recorded income tax expense of $1.0 million, $0.5 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, which consists primarily of the Texas margin tax and federal income tax on a corporate subsidiary which employs full and part-time personnel providing services to the Partnership. The Partnership’s total effective tax rate differs from statutory rates for federal and state purposes primarily due to being structured as a limited partnership, which is a pass-through entity for federal income tax purposes.

Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. In addition, individual unitholders have different investment bases depending upon the timing and price of acquisition of their common units, and each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the consolidated financial statements. As a result, the aggregate difference in the basis of net assets for financial and tax reporting purposes cannot be readily determined as the Partnership does not have access to information about each unitholder’s tax attributes in the Partnership. However, with respect to the Partnership, the Partnership’s book basis in its net assets exceeds the Partnership’s net tax basis by $619 million at December 31, 2011.

(g) Derivative Instruments and Hedging Activities

Legacy uses derivative financial instruments to achieve more predictable cash flows by reducing its exposure to oil, NGL and natural gas price fluctuations and interest rate changes. Legacy does not specifically designate derivative instruments as cash flow hedges, even though they reduce its exposure to changes in oil and natural gas prices and interest rates. Therefore, Legacy records the change in the fair market values of oil, NGL and natural gas derivatives in current earnings. Changes in the fair values of interest rate derivatives are recorded in interest expense (see Note 9).

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(i) Revenue Recognition

Sales of crude oil, NGLs and natural gas are recognized when the delivery to the purchaser has occurred and title has been transferred. This occurs when oil or natural gas has been delivered to a pipeline or a tank lifting has occurred. Crude oil is priced on the delivery date based upon prevailing prices published by purchasers with certain adjustments related to oil quality and physical location. Virtually all of Legacy’s natural gas contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas, and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies. These market indices are determined on a monthly basis. As a result, Legacy’s revenues from the sale of oil and natural gas will suffer if market prices decline and benefit if they increase. Legacy believes that the pricing provisions of its oil and natural gas contracts are customary in the industry.

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

Natural gas imbalances occur when Legacy sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If Legacy receives less than its entitled share, the underproduction is recorded as a receivable. Legacy did not have any significant natural gas imbalance positions as of December 31, 2011, 2010 and 2009.

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

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k) Intangible assets

Legacy has capitalized certain operating rights acquired in the acquisition of oil and natural gas properties. The operating rights, which have no residual value, are amortized over their estimated economic life of approximately 15 years beginning July 1, 2006. Amortization expense is included as an element of depletion, depreciation, amortization and accretion expense. Impairment will be assessed on a quarterly basis or when there is a material change in the remaining useful life. The expected amortization expense for 2012, 2013, 2014, 2015 and 2016 is $497,000, $493,000, $484,000, $444,000 and $417,000, respectively.

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

(m) Income (Loss) Per Unit

Basic income (loss) per unit amounts are calculated using the weighted average number of units outstanding during each period. Diluted income (loss) per unit also give effect to dilutive unvested restricted units (calculated based upon the treasury stock method) (see Note 12).

(n) Redemption of Units

Units redeemed are recorded at cost.

(o) Segment Reporting

Legacy’s management initially treats each new acquisition of oil and natural gas properties as a separate operating segment. Legacy aggregates these operating segments into a single segment for reporting purposes.

(p) Unit-Based Compensation

Concurrent with its formation on March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was created. Due to Legacy’s history of cash settlements for option exercises, Legacy accounts for unit options under the liability method which requires the Partnership to recognize the fair value of each unit option at the end of each period. Expense or benefit is recognized as the fair value of the liability changes from period to period. Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at December 31, 2011, do not include 105,497 units related to unvested restricted unit awards.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(q) Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of December 31, 2011 and 2010.

	December 31,
	2011	2010
	(In thousands)
Revenue payable to joint interest owners	$19,972	$12,611
Accrued lease operating expense	8,004	4,119
Accrued capital expenditures	6,920	6,010
Accrued ad valorem tax	5,171	2,516
Other	5,284	4,398
	$45,351	$29,654

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

Derivatives. See Note 8 for discussion of process used in estimating the fair value of commodity price and interest rate derivatives.

 (3) Credit Facility

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

Current Credit Agreement: On March 10, 2011, Legacy entered into an amended and restated five-year $1 billion secured revolving credit facility with BNP Paribas as administrative agent, as amended effective September 30, 2011 (the "Current Credit Agreement"). Borrowings under the Current Credit Agreement mature on March 10, 2016. The amount available for borrowing at any one time is limited to the borrowing base, with a $2 million sub-limit for letters of credit. The borrowing base under the Current Credit Agreement, initially set at $500 million, was redetermined and increased to $535 million on September 30, 2011 and subsequently increased further to $550 million in conjunction with the closing of an acquisition of producing oil and natural gas properties

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the Permian Basin on November 14, 2011. The borrowing base is subject to semi-annual re-determinations on April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to re-determine the borrowing base between scheduled re-determinations. Legacy also has the right, once during each calendar year, to request the re-determination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Under the Current Credit Agreement, interest on debt outstanding is charged based on Legacy's selection of a one-, two-, three- or six-month LIBOR rate plus 1.75% to 2.75%, or the ABR which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or one-month LIBOR plus 1.00%, plus an applicable margin from 0.75% to 1.75% per annum, determined by the percentage of the borrowing base then in effect that is drawn.

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

As of December 31, 2011, Legacy had outstanding borrowings of $337 million at a weighted average interest rate of 2.67%. Thus, Legacy had approximately $213 million of availability remaining. For the year ended December 31, 2011, Legacy paid $11.7 million of interest expense on the Previous and Current Credit Agreements. The Current Credit Agreement also contains covenants that, among other things, require Legacy to maintain specified ratios or conditions as follows:

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

At December 31, 2011, Legacy was in compliance with all covenants contained in the Current Credit Agreement.

(4) Acquisitions

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

Table of Contents         LEGACY RESERVES LP
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

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the Wyoming and COG acquisitions had each occurred on January 1, 2009 and 2010. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Year Ended December 31,
	2010	2009
	(In thousands)
Revenues	$245,690	$186,289
Net income (loss)	$16,154	$(92,804)
Income (loss) per unit — basic and diluted	$0.40	$(2.89)
Units used in computing income (loss) per unit:
Basic	40,233	32,163
Diluted	40,237	32,163

The amount of revenues and revenues in excess of direct operating expenses included in our consolidated statements of operations for the Wyoming and COG acquisitions is shown in the table that follows. Direct operating expenses include lease operating expenses and production and other taxes.

	Year Ended December 31,
	2011	2010
Wyoming Acquisition	(In thousands)
Revenues	$37,531	$27,147
Excess of revenues over direct operating expenses	$19,924	$15,398
COG Acquisition
Revenues	$29,776	$659
Excess of revenues over direct operating expenses	$18,712	$402

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Related Party Transactions

Cary D. Brown, Legacy’s Chairman and Chief Executive Officer, and Kyle A. McGraw, Director and Legacy’s Executive Vice President – Business Development and Land, own partnership interests which, in turn, own a combined non-controlling 4.16% interest as limited partners in a partnership which owns the building that Legacy occupies. Monthly rent is $33,462, without respect to property taxes and insurance. The lease expires in September 2015.

Legacy uses Lynch, Chappell and Alsup for legal services. Alan Brown, son of Dale Brown, a director of Legacy, and brother of Cary Brown, was a less than ten percent shareholder in this firm until he resigned from his position on September 1, 2011. Legacy paid legal fees during Alan Brown's tenure to this firm of $109,882, $184,118 and $153,298 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

On April 15, 2011, the Eleventh Court of Appeals (Case No. 11-09-00348-CV), in an appeal styled Raven Resources, LLC, Appellant v. Legacy Reserves Operating, LP, Appellee, on appeal from the 385th District Court, Midland County, Texas, had reversed and rendered in part and reversed and remanded in part the trial court’s summary judgment, dated November 10, 2009, in favor of Legacy Reserves Operating, LP (“Legacy Operating”), a subsidiary of Legacy Reserves LP.

In its original petition to the trial court, filed August 15, 2008, Raven Resources, LLC ("Raven") had sought, among other things, a declaratory judgment that the purchase agreement dated July 11, 2007 (the "PSA") providing for the purchase by Legacy Operating of various non-operated oil and natural gas properties and interests primarily in the Permian Basin for $20.3 million, subject to adjustment, was void, as a matter of law, alleging an employee of Raven had forged the signature of David Stewart, Raven's managing member. Raven also asked the trial court to rescind the transaction, and to account for all proceeds received by Legacy Operating since the properties were originally conveyed. Further, Raven alleged that Legacy Operating had failed to pay the full purchase price for the properties as David Stewart had allegedly only been aware of a June 27, 2007 draft of a purchase agreement, which provided for a $26.6 million purchase price, whereas the PSA, following property due diligence and reducing the list of properties to be purchased, contained a reduced purchase price of $20.3 million. Raven alleged that David Stewart, despite having signed 35 assignments incorporating the PSA as well as a certificate acknowledging Mr. Stewart had executed the PSA, was not aware of the revised terms of the PSA, nor the amounts of payments made to Raven until August 27, 2007, when Mr. Stewart purportedly discovered the employee's fraud. With the proceeds received from Legacy at the closing of the transaction on August 3, 2007, Raven had paid its debts and its partners. In addition, Raven alleged that Legacy Operating benefitted from the fraud promulgated by Michael Lee, and asked the trial court for damages in excess of $6 million. Raven does not claim that Legacy knew about the forgery.

Legacy Operating filed a counterclaim for declaratory relief and for money damages based upon indemnity obligations and post-closing adjustments. The trial court granted a partial summary judgment in favor of Legacy Operating, denied a partial summary judgment sought by Raven, and entered a take-nothing judgment against Raven. The trial court severed the counterclaims brought by Legacy Operating.
In its April 15, 2011 ruling, the Court of Appeals rendered judgment that the PSA was void, as a matter of law, and that a void instrument is not subject to ratification. Further, while the Appeals Court held that the incorporation of the PSA into the assignments for the transfer of the properties will not void the assignments, the assignments

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were not complete in and of themselves in the absence of the terms of the PSA. The Court of Appeals further remanded to the trial court any issues regarding the repayment of the funds advanced by Legacy Operating, as well as any issues regarding any consideration received by Legacy Operating from or related to the properties.

Legacy Operating filed a motion for rehearing on May 11, 2011 (the "Legacy Motion for Rehearing"). On January 12, 2012, the Court of Appeals granted the Legacy Motion for Rehearing, withdrew its former opinion and judgment, and issued a new opinion and judgment which affirmed the judgment of the trial court granting a partial summary judgment in favor of Legacy Operating, denying a partial summary judgment sought by Raven, and entering a take-nothing judgment against Raven.

The Court of Appeals held that, as a matter of law, certain assignments which specifically incorporated the terms of the purchase agreement dated July 11, 2007 providing for the purchase by Legacy Operating from Raven of various non-operated oil and gas properties and interests in the Permian Basin for $20.3 million, constituted valid, enforceable agreements binding upon Raven and Legacy Operating.

Raven did not file a response to the Legacy Motion for Rehearing and the Court of Appeals did not request one. Subsequently, on January 24, 2012, Raven filed a motion for rehearing and on January 26, 2012, the Court of Appeals issued an order withdrawing its opinion and judgment dated January 12, 2012 in order to allow Raven to respond to the Legacy Motion for Rehearing on or before February 10, 2012. On February 10, 2012, Raven filed its response to the Legacy Motion for Rehearing. At this time, Legacy cannot predict the Court of Appeals' or any other court's action, or the eventual outcome of this matter. Legacy currently believes that any outcome, which may include no payment, the unwinding of the transaction (which Legacy expects would have an effect of less than $6 million) or a payment of approximately $6 million to Raven, will not have a material impact on its financial condition or ability to make cash distributions at expected levels, though it could have a material adverse effect on its net income (loss).

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

Legacy has employment agreements with its officers that specify that if the officer is terminated by Legacy for other than cause or following a change in control, the officer shall receive severance pay ranging from 24 to 36 months salary plus bonus and COBRA benefits, respectively.

(7) Business and Credit Concentrations

Cash

Legacy maintains its cash in bank deposit accounts, which, at times, may exceed federally insured amounts. Legacy has not experienced any losses in such accounts. Legacy believes it is not exposed to any significant credit risk on its cash.

Revenue and Trade Receivables

Substantially all of Legacy’s accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact Legacy’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, Legacy has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2011, 2010 or 2009. Legacy cannot ensure that such losses will not be realized in the future. A listing of oil and natural gas purchasers exceeding 10% of Legacy’s sales is presented in Note 10.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commodity Derivatives

Due to the volatility of oil and natural gas prices, Legacy periodically enters into price-risk management transactions (e.g., swaps, swaptions or collars) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. Legacy values these transactions at fair value on a recurring basis (Note 8). As of December 31, 2011, Legacy’s commodity derivative transactions have a fair value unfavorable to the Partnership of $8.4 million, collectively. Legacy enters into commodity derivative transactions with members of its revolving credit facility, who Legacy’s management believes are major, creditworthy financial institutions. In addition, Legacy reviews and assesses the creditworthiness of these institutions on a routine basis.

(8) Fair Value Measurements

As defined in ASC 820-10, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard requires fair value measurements be classified and disclosed in one of the following categories:

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

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value as of
	(In thousands)
LTIP liability(a)	$—	$(5,819)	$—	$(5,819)
Oil, NGL and natural gas swaps	—	(39,304)	18,545	(20,759)
Oil collars	—	—	2,836	2,836
Oil swaptions	—	—	3,259	3,259
Interest rate swaps	—	(13,996)	—	(13,996)
Total as of December 31, 2010	$—	$(59,119)	$24,640	$(34,479)
LTIP liability(a)	$—	$(5,469)	$—	$(5,469)
Oil, NGL and natural gas swaps	—	(38,497)	25,132	(13,365)
Oil collars	—	—	6,764	6,764
Oil swaptions	—	—	(1,842)	(1,842)
Interest rate swaps	—	(12,054)	—	(12,054)
Total as of December 31, 2011	$—	$(56,020)	$30,054	$(25,966)
____________________

(a)
See Note 13 for further discussion on unit-based compensation expenses related to the LTIP liability for certain grants accounted for under the liability method and included in other current liabilities in the accompanying consolidated balance sheet.

Legacy estimates the fair values of the swaps based on published forward commodity price curves for the underlying commodities as of the date of the estimate for those commodities for which published forward pricing is readily available. For those commodity derivatives for which forward commodity price curves are not readily available, Legacy estimates, with the assistance of third-party pricing experts, the forward curves as of the date of the estimate. Legacy estimates the option value of the contract floors and ceilings and oil swaptions using an option pricing model which takes into account market volatility, market prices, contract parameters and discount rates based on published LIBOR rates and interest swap rates. In order to estimate the fair value of our interest rate swaps, Legacy uses a yield curve based on money market rates and interest rate swaps, extrapolates a forecast of future interest rates, estimates each future cash flow, derives discount factors to value the fixed and floating rate cash flows of each swap, and then discounts to present value all known (fixed) and forecasted (floating) swap cash flows. Curve building and discounting techniques used to establish the theoretical market value of interest bearing securities are based on readily available money market rates and interest swap market data. The determination of the fair values above incorporates various factors including the impact of our non-performance risk and the credit standing of the counterparties involved in the Partnership’s derivative contracts. The risk of nonperformance by the Partnership’s counterparties is mitigated by the fact that such counterparties (or their affiliates) are also bank lenders under the Partnership’s revolving credit facility. In addition, Legacy routinely monitors the creditworthiness of its counterparties.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	December 31,
	2011		2010	2009
	(In thousands)
Beginning balance	$24,640		$17,791	$28,985
Total gains	19,754		16,368	1,727
Settlements	(13,732)		(9,519)	(12,921)
Transfers	(608)	(a)	—	—
Ending balance	$30,054		$24,640	$17,791
Change in unrealized gains (losses) included in earnings relating to derivatives
still held as of December 31, 2011, 2010 and 2009	$6,022		$6,849	$(11,194)
____________________

(a)
On October 6, 2010, as part of an oil swap transaction entered into with a counterparty, Legacy sold two call options to the counterparty that allows the counterparty to extend a swap transaction that covered calendar year 2011 to either 2012, 2013 or both calendar years. The counterparty exercised the option covering calendar year 2012 on December 30, 2011. Therefore the fair value of the option, which was recorded as a Level 3 instrument, was transferred into Level 2 as the option converted to a WTI Henry Hub oil swap, the inputs of which are classified as Level 2.

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

Fair Value on a Non-Recurring Basis

Legacy follows the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. As it relates to Legacy, the standard applies to certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; impaired oil and natural gas property valuations; and the initial recognition of asset retirement obligations, for which fair value is used. These estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, Legacy has designated these measurements as Level 3.

A reconciliation of the beginning and ending balances of Legacy’s asset retirement obligation is presented in Note 11.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New fair value measurements of proved oil and natural gas properties during the year ended December 31, 2011 and 2010 consist of:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Impairment(a)	$—	$—	$10,439
Acquisitions(b)	$—	$—	$281,925
Total during 2010	$—	$—	$292,364
Impairment(a)	$—	$—	$18,928
Acquisitions(b)	$—	$—	$142,205
Total during 2011	$—	$—	$161,133
____________________

(a)
Legacy periodically reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the year ended December 31, 2010, Legacy incurred impairment charges of $13.4 million as oil and natural gas properties with a net cost basis of $23.9 million were written down to their fair value of $10.4 million. During the year ended December 31, 2011, Legacy incurred impairment charges of $24.5 million as oil and natural gas properties with a net cost basis of $43.4 million were written down to their fair value of $18.9 million. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

(b)
Legacy records the fair value of assets and liabilities acquired in business combinations. During the year ended December 31, 2010, Legacy acquired oil and natural gas properties with a fair value of $281.9 million in the Wyoming and COG Acquisitions and 25 additional individually immaterial transactions. During the year ended December 31, 2011, Legacy acquired oil and natural gas properties with a fair value of $142.2 million in 28 immaterial transactions, both individually and in the aggregate. Properties acquired are recorded at fair value, which correlates to the discounted future net cash flow. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

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

Table of Contents         LEGACY RESERVES LP
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

By using derivative instruments to mitigate exposures to changes in commodity prices, Legacy exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes Legacy, which creates credit risk. Legacy minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties, who are all members of Legacy's lending group.

For the years ended December 31, 2011, 2010, and 2009, Legacy recognized realized and unrealized gains (losses) related to its oil, NGL and natural gas derivatives. The impact on net income (loss) from commodity derivative activities was as follows:

	December 31,
	2011	2010	2009
	(In thousands)
Crude oil derivative contract settlements	$(11,335)	$9,263	$37,919
Natural gas liquid derivative contract settlements	—	(39)	733
Natural gas derivative contract settlements	11,972	10,913	13,825
Total commodity derivative contract settlements	637	20,137	52,477
Unrealized change in fair value — oil contracts	(699)	(27,522)	(123,507)
Unrealized change in fair value — natural gas liquid contracts	—	39	(1,348)
Unrealized change in fair value — natural gas contracts	6,919	5,946	(3,176)
Total unrealized change in fair value of commodity derivative
contracts	6,220	(21,537)	(128,031)
Total realized and unrealized gain (loss) on commodity
derivative contracts	$6,857	$(1,400)	$(75,554)

As of December 31, 2011, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Calendar Year	Volumes (Bbls)	Price per Bbl	Range per Bbl
2012(a)	1,950,021	$86.50	$67.72 - $109.20
2013(a)	1,124,243	$85.46	$80.10 - $101.10
2014	586,514	$89.57	$87.50 - $101.10
2015	218,051	$92.18	$90.50 - $100.20
2016	45,600	$94.53	$91.00 - $99.85
____________________

(a)
On October 6, 2010, as part of an oil swap transaction entered into with a counterparty, Legacy sold two call options to the counterparty that allow the counterparty to extend a swap transaction covering calendar year 2011 to either 2012, 2013 or both calendar years. The counterparty exercised the option covering calendar year 2012 on December 30, 2011 and must exercise or decline the option covering calendar year 2013 on December 31, 2012. As the option was exercised for calendar year 2012, Legacy will pay the counterparty floating prices and receive a fixed price of $98.25 on annual notional volumes of 183,000 Bbls. For calendar year 2013, if exercised, Legacy would pay the counterparty floating prices and receive a fixed price of $98.25

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on annual notional volumes of 182,500 Bbls in 2013. The premium paid by the counterparty for the two call options was paid to Legacy in the form of an increase in the fixed price that Legacy received pursuant to the 2011 swap of $98.25 per Bbl on 182,500 Bbls, or 500 Bbls per day, rather than the prevailing market price of approximately $87.00 per Bbl. These additional potential volumes related to the unexercised 2013 option are not reflected in the above table.

As of December 31, 2011, Legacy had the following NYMEX West Texas Intermediate crude oil collar contracts that combine a long put option or “floor” with a short call option or “ceiling” as indicated below:

		Floor	Ceiling
Calendar Year	Volumes (Bbls)	Price	Price
2012	65,100	$120.00	$156.30

As of December 31, 2011, Legacy had the following NYMEX West Texas Intermediate crude oil derivative three-way collar contracts that combine a long and short put with a short call as indicated below:

		Average	Average	Average
Calendar Year	Volumes (Bbls)	Short Put	Long Put	Short Call
2012	384,600	$67.86	$94.29	$113.16
2013	726,920	$65.41	$91.16	$111.82
2014	847,130	$64.85	$90.17	$116.08
2015	824,300	$65.31	$90.31	$118.85
2016	219,100	$66.23	$91.23	$116.65

As of December 31, 2011, Legacy had the following Waha, ANR-OK and CIG-Rockies natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
2012	4,772,990	$6.07	$4.19 - $8.70
2013	3,630,654	$5.62	$4.68 - $6.89
2014	2,091,254	$5.63	$4.95 - $6.47
2015	1,339,300	$5.65	$5.14 - $5.82
2016	219,200	$5.30	$5.30

As of December 31, 2011, Legacy had the following West Texas Waha natural gas derivative collar contract that combines a long put option or "floor" with a short call option or "ceiling" as indicated below:

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

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On October 6, 2008, Legacy entered into two LIBOR interest rate swaps, with a notional amount of $50 million each, beginning in October 2008 and extending through October 2011. In January 2009, Legacy revised these LIBOR interest rate swaps extending the termination date through October 2013. The revised swap transactions have Legacy paying its counterparties fixed rates ranging from 3.09% to 3.10%, per annum, and receiving floating rates on a total notional amount of $100 million. On August 8, 2011, Legacy further revised one of the aforementioned LIBOR interest rate swaps, extending the termination date through October 2015. The revised swap transaction has Legacy paying its counterparty a fixed rate of 2.50%, per annum, revised from the previous rate of 3.09%, per annum. The revised swaps are settled on a monthly basis, beginning in August 2011 and January 2009, respectively and ending in October 2015 and October 2013, respectively.

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

Legacy did not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings and classified as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	December 31,
	2011	2010	2009
	(In thousands)
Interest rate swap settlements	$7,350	$7,407	$5,558
Unrealized change in fair value — interest rate swaps	(1,943)	7,328	(3,790)
Total increase to interest expense, net	$5,407	$14,735	$1,768

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the interest rate swap liabilities as of December 31, 2011.

	Fixed	Effective	Maturity	Estimated Fair Market Value at December 31,
Notional Amount	Rate	Date	Date	2011
	(Dollars in thousands)
$29,000	3.070%	10/16/2007	10/16/2015	$(2,309)
$13,000	3.112%	11/16/2007	11/16/2015	(1,079)
$12,000	3.131%	11/28/2007	11/28/2015	(991)
$60,000	2.650%	4/1/2008	4/1/2013	(1,349)
$50,000	3.100%	10/10/2008	10/10/2013	(2,104)
$50,000	0.710%	8/10/2011	8/10/2014	103
$50,000	2.295%	12/18/2008	12/18/2013	(1,539)
$50,000	0.702%	8/10/2011	8/10/2014	114
$50,000	2.500%	10/10/2008	10/10/2015	(2,900)
Total Fair Market Value of interest
rate derivatives				$(12,054)

(10) Sales to Major Customers

Legacy sold oil, NGL and natural gas production representing 10% or more of total revenues for the years ended December 31, 2011, 2010 and 2009 to the customers shown below:

	2011	2010	2009
Enterprise (Teppco) Crude Oil, LP	14%	23%	22%
Plains Marketing, LP	11%	10%	10%

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

(11) Asset Retirement Obligation

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the ARO asset and liability is measured using expected future cash outflows discounted at Legacy’s credit-adjusted risk-free interest rate. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon Legacy’s periodic review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using Legacy’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost. When obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from Legacy's balance sheet. Any difference in the cost to plug and the related liability is recorded as a gain or loss on Legacy's income statement in the disposal of assets line item.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the changes in the ARO during the years ended December 31, 2011, 2010 and 2009.

	December 31,
	2011	2010	2009
	(In thousands)
Asset retirement obligation — beginning of period	$111,262	$84,917	$80,424
Liabilities incurred with properties acquired	8,300	17,618	3,505
Liabilities incurred with properties drilled	1,101	631	182
Liabilities settled during the period	(3,775)	(1,993)	(2,255)
Current period accretion	4,234	3,472	3,061
Current period revisions to previous estimates	(848)	6,617	—
Asset retirement obligation — end of period	$120,274	$111,262	$84,917

Each year the Partnership reviews and, to the extent necessary, revises its asset retirement obligation estimates. No revisions of previous estimates were deemed necessary during the year ended December 31, 2009. During 2010, Legacy reviewed actual abandonment costs with previous estimates and, as a result, increased its estimates of future asset retirement obligations by $6.6 million to reflect increased costs incurred for plugging and abandonment costs. During 2011, Legacy made minor changes to correct working interests and well lives on properties acquired in a previous acquisition resulting in a decrease of future asset retirement obligations of $0.8 million.

(12) Income (Loss) Per Unit

The following table sets forth the computation of basic and diluted net income (loss) per unit:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Income (loss) available to unitholders	$72,061	$10,809	$(92,831)
Weighted average number of units outstanding	44,093	40,233	32,163
Effect of dilutive securities:
Restricted units	19	4	—
Weighted average units and potential units outstanding	44,112	40,237	32,163
Basic and diluted income (loss) per unit	$1.63	$0.27	$(2.89)

For the year ended December 31, 2009, 5,000 outstanding restricted units were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

(13) Unit-Based Compensation

Long Term Incentive Plan

On March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was created and Legacy adopted the LTIP for its employees, consultants and directors, its affiliates and its general partner. The awards under the long-term incentive plan may include unit grants, restricted units, phantom units, unit options and unit appreciation rights (“UARs”). The LTIP permits the grant of awards covering an aggregate of 2,000,000 units. As of December 31, 2011 grants of awards net of forfeitures covering 1,614,191 units have been made, comprised of 266,014 unit option awards, 753,844 UAR awards, 197,684 restricted unit awards, 323,031 phantom unit awards and 73,618 units granted to members of the board of directors of Legacy’s general partner. The LTIP is administered by the compensation committee of the board of directors of Legacy’s general partner.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost of employee services in exchange for an award of equity instruments is measured based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period of the award. However, if an entity that nominally has the choice of settling awards by issuing stock predominately settles in cash, or if an entity usually settles in cash whenever an employee asks for cash settlement, the entity is settling a substantive liability rather than repurchasing an equity instrument. Due to Legacy’s historical practice of settling options, UARs and phantom unit awards in cash, Legacy accounts for unit options, UARS and phantom unit awards by utilizing the liability method. The liability method requires companies to measure the cost of the employee services in exchange for a cash award based on the fair value of the underlying security at the end of each reporting period. Compensation cost is recognized based on the change in the liability between periods.

Unit Appreciation Rights and Unit Options

A UAR is a notional unit that entitles the holder, upon vesting, to receive cash valued at the difference between the closing price of units on the exercise date and the exercise price, as determined on the date of grant. Because these awards are settled in cash, Legacy is accounting for the UARs by utilizing the liability method.

During the year ended December 31, 2009, Legacy issued (i) 9,500 UARs to employees which vest ratably over a three-year period and (ii) 116,951 UARs to employees which cliff-vest at the end of a three-year period. During the year ended December 31, 2010, Legacy issued (i) 75,500 UARs to employees which vest ratably over a three-year period and (ii) 116,951 UARs to employees which cliff-vest at the end of a three-year period. During the year ended December 31, 2011, Legacy issued (i) 68,000 UARs to employees which vest ratably over a three-year period and (ii) 50,034 UARs to employees which cliff-vest at the end of a three-year period. 6,000 of the UARs granted in 2009 expire five years from the grant date. The remaining 120,451 UARs granted in 2009 and all of the UARs granted in 2010 and 2011 expire seven years from the grant date. All UARs granted in 2009, 2010 and 2011 are exercisable when they vest. There were no unit options granted in 2011, 2010 or 2009.

For the years ended December 31, 2011, 2010 and 2009, Legacy recorded compensation expense of $0.9 million, $2.1 million and $1.7 million, respectively, due to the changes in the compensation liability related to the above awards based on its use of the Black-Scholes model to estimate the December 31, 2011, 2010 and 2009 fair value of these UARs and unit options (see Note 8). As of December 31, 2011, there was a total of $1.5 million of unrecognized compensation costs related to the un-exercised and non-vested portion of the UARs. At December 31, 2011, this cost was expected to be recognized over a weighted-average period of 1.9 years. Compensation expense is based upon the fair value as of the balance sheet date and is recognized as a percentage of the service period satisfied. Since Legacy’s trading history does not yet match the term of the outstanding unit option and UAR awards, it has used an estimated volatility factor of approximately 50% based upon a representative group of publicly-traded companies in the energy industry and employed the Black-Scholes model to estimate the December 31, 2011 fair value to be realized as compensation cost based on the percentage of the service period satisfied. Legacy has assumed an estimated forfeiture rate of 3%. The Partnership will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.18 per unit.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option and UAR activity for the year ended December 31, 2011, 2010 and 2009 is as follows:

		Weighted-	Weighted- Average
	Units	Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	591,682	$19.97
Granted	126,451	$15.85
Exercised	(667)	$8.36
Forfeited	(16,637)	$20.53
Outstanding at December 31, 2009	700,829	$19.23	3.16	$1,098,425
Options and UARs exercisable at
December 31, 2009	311,451	$19.30	1.78	$572,123
Outstanding at January 1, 2010	700,829	$19.23
Granted	192,451	$23.92
Exercised	(278,942)	$17.69
Forfeited	—	$—
Outstanding at December 31, 2010	614,338	$21.40	4.21	$4,504,283
Options and UARs exercisable at
December 31, 2010	168,669	$23.38	1.77	$904,350
Outstanding at January 1, 2011	614,338	$21.40
Granted	118,034	$27.79
Exercised	(91,850)	$23.23
Forfeited	(20,491)	$20.88
Outstanding at December 31, 2011	620,031	$22.36	4.12	$3,728,077
Options and UARs exercisable at
December 31, 2011	232,265	$21.61	1.64	$1,538,491

The following table summarizes the status of the Partnership’s non-vested UARs since January 1, 2011:

	Non-Vested Options and UARs
	Number of Units	Weighted- Average Exercise Price
Non-vested at January 1, 2011	445,669	$20.64
Granted	118,034	27.79
Vested — Unexercised	(129,931)	20.72
Vested — Exercised	(25,515)	20.28
Forfeited	(20,491)	20.88
Non-vested at December 31, 2011	387,766	$22.80

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legacy has used a weighted-average risk free interest rate of 0.7% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at December 31, 2011. Expected life represents the period of time that options and UARs are expected to be outstanding and is based on the Partnership’s best estimate. The following table represents the weighted average assumptions used for the Black-Scholes option-pricing model:

	Year Ended December 31,
	2011	2010	2009
Expected life (years)	4.12	4.21	3.16
Annual interest rate	0.7%	1.6%	1.7%
Annual distribution rate per unit	$2.18	$2.08	$2.08
Volatility	50%	50%	66%

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

During the year ended December 31, 2009, Legacy granted 4,500 phantom units to non-executive employees which vest ratably over a three-year period, beginning at the date of grant. During the year ended December 31, 2010, Legacy granted 25,000 phantom units to non-executive employees, 10,000 of which were forfeited upon the resignation of an employee prior to the first vesting date. The remaining 15,000 phantom units vest ratably over a five-year period, beginning at the date of grant. In conjunction with the above grants made prior to May 2010, the employees are entitled to distribution equivalent rights (“DERs”) for unvested units held at the date of a distribution payment. In conjunction with the above grants made subsequent to May 2010, DERs will accumulate and accrue based on the total number of actual amounts vested and will be payable at the date of vesting.

On August 20, 2007, the board of directors of Legacy’s general partner, upon recommendation from the Compensation Committee, approved phantom unit awards which may award up to 175,000 units to five key executives of Legacy based on achievement of targeted annual MLP distribution levels over a base amount of $1.64 per unit. These awards were determined annually based solely on the annualized level of per unit distributions for the fourth quarter of each calendar year and subsequently vested over a three-year period. There was a range of 0% to 100% of the distribution levels at which the performance condition was met. For each quarter, management recommended to the board an appropriate level of per unit distribution based on available cash of Legacy. This level of distribution was approved by the board subsequent to management’s recommendation. Probable issuances for the purposes of calculating compensation expense associated therewith were determined based on management’s determination of probable future distribution levels for interim periods and were based on actual distributions for annual periods as described above.

Expense associated with vesting is recognized over the period from the date vesting becomes probable to the end of the three year vesting period beginning at each year end. On January 29, 2009, the Compensation Committee approved the award of an aggregate of 49,000 phantom units to Legacy’s five executive officers. In conjunction with these grants, the executive officers are entitled to DERs for unvested units held at the date of a distribution payment.

On September 21, 2009, the board of directors of Legacy’s general partner, upon the recommendation of the Compensation Committee, implemented changes to the equity-based incentive compensation policy applicable to the five executive officers of Legacy. The new compensation policy replaced the compensation policy implemented on August 17, 2007. Un-vested phantom unit awards previously granted under the prior compensation policy remain outstanding. In addition to cash bonus awards, under the new compensation plan, the executives are eligible for both subjective and objective grants of phantom units. The subjective, or service-based, grants may

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be awarded up to a maximum percentage of annual salary ranging from 40% to 100% as determined by the Compensation Committee. Once granted, these phantom units vest ratably over a three-year period. The objective, or performance-based, grants may be awarded up to a maximum percentage of annual salary ranging from 60% to 150%, as determined by the Compensation Committee. However, the amount to vest each year for the three-year vesting period will be determined on each vesting date based on a three-step process, with the first two steps each comprising 50% of the total vesting amount while the third step is the sum of the first two steps. The first step in the process will be a function of Total Unitholder Return (“TUR”) for the Partnership and the ordinal rank of the Legacy TUR among a peer group of upstream master limited partnerships, as determined by the Compensation Committee at the beginning of each year. The percentage of the 50% performance-based award to vest under this step is determined within a matrix which ranges from 0% to 100% and will increase from 0% to 100% as each of the Legacy TUR and the ordinal rank of the Legacy TUR among the peer group increase. The applicable Legacy TUR range is from less than 8% (where 0% to 25% of the amount will vest, depending upon the Legacy TUR ranking among its peer group) to more than 20% (where 50% to 100% of the amount will vest, depending upon the Legacy TUR ranking among its peer group). In the second step, the Legacy TUR will be compared to the TUR of a group of master limited partnerships included in the Alerian MLP Index (the "Adjusted Alerian MLP Index"). The percentage of the 50% of the performance-based award to vest under this step is determined within a matrix which ranges from 0% to 100% and will increase from 0% to 100% as the Legacy TUR and the percentile rank of the Legacy TUR among the Adjusted Alerian MLP Index increases. The applicable Legacy TUR range is from less than 8% (where 0% to 30% of the amount will vest, depending upon the Legacy TUR percentile ranking among the Adjusted Alerian MLP Index) to more than 20% (where 50% to 100% of the amount will vest, depending upon the Legacy TUR percentile ranking among the Adjusted Alerian MLP Index). The third step is the addition of the above two steps to determine the total performance-based awards to vest. Performance based phantom units subject to vesting which do not vest in a given year will be forfeited. With respect to both the subjective and objective units awarded under this compensation policy, DERs will accumulate and accrue based on the total number of actual amounts vested and will be payable at the date of vesting.

On February 18, 2010, the Compensation Committee approved the award of 44,869 subjective, or service-based, phantom units and 71,619 objective, or performance-based, phantom units to Legacy’s five executive officers. On February 18, 2011, the Compensation Committee approved the award of 32,806 subjective, or service-based, phantom units and 53,487 objective, or performance-based, phantom units to Legacy’s five executive officers.

Compensation expense related to the phantom units and associated DERs was $1.7 million, $2.7 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Restricted Units

During the year ended December 31, 2010, Legacy issued an aggregate of 81,203 restricted units to non-executive employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. During the year ended December 31, 2011, Legacy issued an aggregate of 51,365 restricted units to non-executive employees. The restricted units awarded vest ratably over a three-year period, beginning on May 19, 2012. Compensation expense related to restricted units was $1.0 million, $0.5 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was a total of $2.0 million of unrecognized compensation costs related to the non-vested portion of these restricted units. At December 31, 2011, this cost was expected to be recognized over a weighted-average period of 1.9 years.

Pursuant to the provisions of ASC 718, Legacy’s issued units as reflected in the accompanying consolidated balance sheet at December 31, 2011, do not include 105,497 units related to unvested restricted unit awards.

Table of Contents         LEGACY RESERVES LP
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

(14) Subsidiary Guarantors

Legacy and Legacy Reserves Finance Corporation, a wholly-owned finance subsidiary, filed an automatic registration statement on Form S-3 on May 23, 2011. Securities that may be offered and sold include debt securities which may be guaranteed by Legacy's subsidiaries and are to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933. Legacy, as the parent company, has no independent assets or operations. Legacy contemplates that if it offers guaranteed debt securities pursuant to the registration statement, all guarantees will be full and unconditional and joint and several, and any subsidiaries of Legacy other than the subsidiary guarantors will be minor. In addition, there are no restrictions on the ability of Legacy to obtain funds from its subsidiaries by dividend or loan.

(15) Equity Distribution Agreement

Legacy currently has an Equity Distribution Agreement with Knight Capital Americas, L.P. ("KCA") under which Legacy may offer and sell units from time to time through KCA, as Legacy's sales agent. During the year ended December 31, 2011, Legacy received proceeds from 87,364 units issued pursuant to this agreement of approximately $2.4 million gross and $2.3 million net of commissions, which proceeds were used for general partnership purposes.

(16) Subsequent Events

On January 20, 2012, the board of directors of Legacy’s general partner declared a $0.55 per unit cash distribution for the quarter ended December 31, 2011 to all unitholders of record on January 31, 2012. This distribution was paid on February 14, 2012.

Table of Contents         LEGACY RESERVES LP
UNAUDITED SUPPLEMENTARY INFORMATION

Costs Incurred in Oil and Natural Gas Property Acquisition and Development Activities

Costs incurred by Legacy in oil and natural gas property acquisition and development are presented below:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Development costs	$71,842	$40,165	$13,909
Exploration costs	—	—	—
Acquisition costs:
Proved properties	142,985	287,213	12,030
Unproved properties	7,520	12,329	137
Total acquisition, development and exploration costs	$222,347	$339,707	$26,076

Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. Development costs include costs incurred to gain access to and prepare development well locations for drilling, to drill and equip development wells, and to provide facilities to extract, treat, and gather natural gas. Please see page F-3 for total capitalized costs and associated accumulated depletion.

Table of Contents         LEGACY RESERVES LP
UNAUDITED SUPPLEMENTARY INFORMATION — (Continued)

Net Proved Oil, NGL and Natural Gas Reserves (Unaudited)

The proved oil, NGL and natural gas reserves of Legacy have been estimated by an independent petroleum engineer, LaRoche, as of December 31, 2011, 2010 and 2009. These reserve estimates have been prepared in compliance with the Securities and Exchange Commission rules and accounting standards based on the 12-month un-weighted first-day-of-the-month average price for December 31, 2011, 2010 and 2009.

The table below includes the reserves associated with the Wyoming and COG acquisitions which are reflected in the December 31, 2010 balances. An analysis of the change in estimated quantities of oil and natural gas reserves, all of which are located within the United States, is shown below:

	Oil (MBbls)	NGL (MBbls)(a)	Natural Gas (MMcf)(a)
Total Proved Reserves:
Balance, December 31, 2008	16,619	4,306	59,282
Purchases of minerals-in-place	465	—	1,016
Revisions from drilling and recompletions	141	(16)	53
Revisions of previous estimates due to price	4,149	1,038	2,913
Revisions of previous estimates due to performance	2,098	43	4,221
Production	(1,800)	(360)	(5,055)
Balance, December 31, 2009	21,672	5,011	62,430
Purchases of minerals-in-place	10,913	128	17,891
Revisions from drilling and recompletions	251	—	324
Revisions of previous estimates due to price	2,215	428	794
Revisions of previous estimates due to performance	1,435	(359)	6,501
Production	(2,334)	(307)	(5,204)
Balance, December 31, 2010	34,152	4,901	82,736
Purchases of minerals-in-place	2,406	25	39,264
Revisions from drilling and recompletions	897	180	3,344
Revisions of previous estimates due to price	1,514	338	2,286
Revisions of previous estimates due to performance	2,160	(263)	3,816
Production	(2,951)	(347)	(8,842)
Balance, December 31, 2011	38,178	4,834	122,604
Proved Developed Reserves:
December 31, 2008	14,682	4,254	54,354
December 31, 2009	17,809	4,977	53,141
December 31, 2010	29,579	4,701	72,850
December 31, 2011	32,481	4,439	110,909
Proved Undeveloped Reserves:
December 31, 2008	1,937	52	4,928
December 31, 2009	3,863	34	9,289
December 31, 2010	4,573	200	9,886
December 31, 2011	5,697	395	11,695
____________________

(a)
We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content in those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, Legacy's realized natural gas prices in the Permian Basin are substantially higher than NYMEX Henry Hub natural gas prices due to NGL content.

Table of Contents         LEGACY RESERVES LP
UNAUDITED SUPPLEMENTARY INFORMATION — (Continued)

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves (Unaudited)

Summarized in the following table is information for Legacy inclusive of the Wyoming and COG acquisitions in 2010 with respect to the standardized measure of discounted future net cash flows relating to proved reserves. Future cash inflows are computed by applying the 12-month un-weighted first-day-of-the-month average price for the years ended December 31, 2011, 2010 and 2009. Future production, development, site restoration, and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. Future net cash flows have not been adjusted for commodity derivative contracts outstanding at the end of each year. Federal income taxes have not been deducted from future production revenues in the calculation of standardized measure as each partner is separately taxed on their share of Legacy’s taxable income. In addition, Texas margin taxes and the federal income taxes associated with a corporate subsidiary, as discussed in Note 1(f), have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure.

	December 31,
	2011	2010	2009
	(In thousands)
Future production revenues	$4,430,377	$3,216,270	$1,660,752
Future costs:
Production	(1,933,503)	(1,521,324)	(833,240)
Development	(192,642)	(143,079)	(102,217)
Future net cash flows before income taxes	2,304,232	1,551,867	725,295
10% annual discount for estimated timing of cash flows	(1,163,831)	(777,043)	(365,119)
Standardized measure of discounted net cash flows	$1,140,401	$774,824	$360,176

The standardized measure is based on the following oil and natural gas prices realized over the life of the properties at the wellhead as of the following dates:

	December 31,
	2011	2010	2009
Oil (per Bbl) (a)	$92.71	$75.96	$57.65
Natural Gas (per MMBtu) (b)	$4.12	$4.38	$3.87
____________________

(a)	The quoted oil price for all fiscal years is the 12-month un-weighted average first-day-of-the-month West Texas Intermediate physical spot price for each month of 2011, 2010 and 2009.

(b)	The quoted gas price for all fiscal years is the 12-month un-weighted average first-day-of-the-month Henry Hub physical spot price for each month of 2011, 2010 and 2009.

Table of Contents         LEGACY RESERVES LP
UNAUDITED SUPPLEMENTARY INFORMATION — (Continued)

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Increase (decrease):
Sales, net of production costs	$(219,642)	$(134,482)	$(80,319)
Net change in sales prices, net of production costs	264,410	222,292	156,523
Changes in estimated future development costs	5,499	18,465	6,184
Revisions of previous estimates due to infill drilling,
recompletions and stimulations	34,462	10,303	1,270
Revisions of previous quantity estimates due to prices
and performance	56,389	35,198	5,311
Previously estimated development costs incurred	26,009	12,621	3,893
Purchases of minerals-in place	121,395	213,196	7,332
Other	3,367	1,979	1,653
Accretion of discount	73,688	35,076	23,314
Net increase	365,577	414,648	125,161
Standardized measure of discounted future net cash flows:
Beginning of year	774,824	360,176	235,015
End of year	$1,140,401	$774,824	$360,176

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

Table of Contents         LEGACY RESERVES LP
UNAUDITED SUPPLEMENTARY INFORMATION — (Continued)

Selected Quarterly Financial Data (Unaudited)

For the three-month periods ended:

	March 31	June 30	September 30	December 31
2011	(In thousands, except per unit data)
Revenues:
Oil sales	$59,265	$73,569	$63,387	$68,252
Natural gas liquids sales	4,250	4,722	4,924	4,992
Natural gas sales	9,253	14,544	16,061	13,666
Total revenues	72,768	92,835	84,372	86,910
Expenses:
Oil and natural gas production	23,757	23,438	24,109	25,610
Production and other taxes	4,357	5,533	5,211	5,228
General and administrative	6,358	4,455	3,817	8,454
Depletion, depreciation, amortization and accretion	19,560	22,146	22,446	24,026
Impairment of long-lived assets	1,047	144	4,678	18,641
(Gain) loss on disposal of assets	(409)	(235)	(35)	54
Total expenses	54,670	55,481	60,226	82,013
Operating Income	18,098	37,354	24,146	4,897
Interest income	2	5	5	3
Interest expense	(3,377)	(6,492)	(5,764)	(2,933)
Equity in income of partnership	29	43	35	31
Realized and unrealized gain (loss) on oil, NGL
and natural gas swaps	(75,456)	35,606	107,603	(60,896)
Other	4	(62)	3	207
Net income (loss) before income taxes	(60,700)	66,454	126,028	(58,691)
Income taxes	330	(601)	(928)	169
Net income (loss)	$(60,370)	$65,853	$125,100	$(58,522)
Net income (loss) per unit — basic and diluted	$(1.39)	$1.51	$2.87	$(1.28)
Production volumes:
Oil (MBbl)	676	759	755	761
Natural Gas Liquids (Mgal)	3,317	3,456	3,735	4,051
Natural Gas (MMcf)	1,601	2,248	2,548	2,445
Total (Mboe)	1,022	1,216	1,269	1,265

Table of Contents         LEGACY RESERVES LP
UNAUDITED SUPPLEMENTARY INFORMATION — (Continued)

For the three-month periods ended:

	March 31	June 30	September 30	December 31
2010	(In thousands, except per unit data)
Revenues:
Oil sales	$37,748	$41,631	$42,620	$50,755
Natural gas liquids sales	3,750	3,432	2,956	3,532
Natural gas sales	8,169	6,569	7,198	8,029
Total revenues	49,667	51,632	52,774	62,316
Expenses:
Oil and natural gas production	15,070	17,792	16,585	19,781
Production and other taxes	2,919	2,954	3,096	3,714
General and administrative	4,761	4,047	4,536	5,921
Depletion, depreciation, amortization and accretion	13,115	16,067	16,175	17,537
Impairment of long-lived assets	7,916	471	4,173	852
(Gain) Loss on disposal of assets	14	(155)	453	280
Total expenses	43,795	41,176	45,018	48,085
Operating Income	5,872	10,456	7,756	14,231
Interest income	3	3	3	1
Interest expense	(7,333)	(9,004)	(8,215)	(1,214)
Equity in income of partnership	23	25	22	27
Realized and unrealized gain (loss) on oil, NGL
and natural gas swaps	11,861	38,298	(19,819)	(31,740)
Other	(33)	121	(15)	17
Net income (loss) before income taxes	$10,393	$39,899	$(20,268)	$(18,678)
Income taxes	(173)	(453)	83	6
Net income (loss)	$10,220	$39,446	$(20,185)	$(18,672)
Net income (loss) per unit — basic and diluted	$0.26	$0.98	$(0.50)	$(0.45)
Production volumes:
Oil (MBbl)	504	580	607	643
Natural Gas Liquids (Mgal)	3,457	3,253	3,070	3,110
Natural Gas (MMcf)	1,216	1,249	1,332	1,407
Total (Mboe)	789	866	902	951