Form 10-K/A
period 2011-12-31
LEGACY RESERVES LP
filed 2012-03-22
CIK 1358831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
 Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A (this "Amendment") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was originally filed with the Securities and Exchange Commission on February 23, 2012 (the "Form 10-K"), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes included in the Form 10-K formatted in XBRL (eXtensible Business Reporting Language). As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-K.
No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.
Pursuant to Rule 406T of Regulation S-T, the interactive data files ("XBRL") on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. The financial information contained in the XBRL-related documents is "unaudited" or "unreviewed".

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index below and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2012.

LEGACY RESERVES LP

By:	LEGACY RESERVES GP, LLC,
its general partner

By:	/S/ Cary D. Brown
	Name:	Cary D. Brown
	Title:	Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description
3.1	—	Certificate of Limited Partnership of Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.1)
3.2	—
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

21.1*	—	List of subsidiaries of Legacy Reserves LP
23.1*	—	Consent of BDO USA, LLP
23.2*	—	Consent of LaRoche Petroleum Consultants, Ltd.
31.1*	—	Rule 13a-14(a) Certification of CEO (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	—	Rule 13a-14(a) Certification of CFO (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)
99.1*	—	Summary Reserve Report from LaRoche Petroleum Consultants, Ltd.
101.INS**	—	XBRL INSTANCE DOCUMENT
101.SCH**	—	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.DEF**	—	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.PRE**	—	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
101.CAL**	—	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.LAB**	—	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
____________________

*	Previously filed
**	Filed herewith
†	Management contract or compensatory plan or arrangement