Form 10-Q
period 2012-03-31
LEGACY RESERVES LP
filed 2012-05-04
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

47,929,499 units representing limited partner interests in the registrant were outstanding as of May 3, 2012.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31, 2012	December 31, 2011
	(In thousands)
Current assets:
Cash and cash equivalents	$2,584	$3,151
Accounts receivable, net:
Oil and natural gas	35,959	35,489
Joint interest owners	8,467	10,299
Other	359	204
Fair value of derivatives (Notes 5 and 6)	3,267	7,117
Prepaid expenses and other current assets	2,508	3,525
Total current assets	53,144	59,785
Oil and natural gas properties, at cost:
Proved oil and natural gas properties using the successful efforts method of accounting	1,401,849	1,389,326
Unproved properties	21,880	20,063
Accumulated depletion, depreciation, amortization and impairment	(471,135)	(450,060)
	952,594	959,329
Other property and equipment, net of accumulated depreciation and amortization of $3,790 and $3,530, respectively	2,613	3,310
Deposits on pending acquisitions	611	—
Operating rights, net of amortization of $3,158 and $3,034, respectively	3,859	3,983
Fair value of derivatives (Notes 5 and 6)	6,512	10,188
Other assets, net of amortization of $6,704 and $6,337, respectively	6,524	6,611
Investment in equity method investee	308	282
Total assets	$1,026,165	$1,043,488

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND UNITHOLDERS' EQUITY
	March 31, 2012	December 31, 2011
	(In thousands)
Current liabilities:
Accounts payable	$3,373	$3,286
Accrued oil and natural gas liabilities (Note 1)	39,059	45,351
Fair value of derivatives (Notes 5 and 6)	24,584	18,905
Asset retirement obligation (Note 7)	20,242	20,262
Other (Note 9)	7,580	9,646
Total current liabilities	94,838	97,450
Long-term debt (Note 2)	333,000	337,000
Asset retirement obligation (Note 7)	100,542	100,012
Fair value of derivatives (Notes 5 and 6)	26,440	18,897
Other long-term liabilities	1,642	1,794
Total liabilities	556,462	555,153
Commitments and contingencies (Note 4)
Unitholders' equity:
Limited partners' equity - 47,803,708 and 47,801,682 units issued and outstanding at March 31, 2012 and December 31, 2011, respectively	469,629	488,264
General partner's equity (approximately 0.04%)	74	71
Total unitholders' equity	469,703	488,335
Total liabilities and unitholders' equity	$1,026,165	$1,043,488
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per unit data)
Revenues:
Oil sales	$76,137	$59,265
Natural gas liquids (NGL) sales	3,726	4,250
Natural gas sales	12,784	9,253
Total revenues	92,647	72,768

Expenses:
Oil and natural gas production	24,888	23,757
Production and other taxes	5,217	4,357
General and administrative	6,450	6,358
Depletion, depreciation, amortization and accretion	22,839	19,560
Impairment of long-lived assets	1,301	1,047
Gain on disposal of assets	(3,011)	(409)
Total expenses	57,684	54,670

Operating income	34,963	18,098

Other income (expense):
Interest income	4	2
Interest expense (Notes 2, 5 and 6)	(4,336)	(3,377)
Equity in income of partnership	26	29
Realized and unrealized net losses on commodity derivatives (Notes 5 and 6)	(23,089)	(75,456)
Other	32	4
Income (loss) before income taxes	7,600	(60,700)
Income tax benefit (expense)	(211)	330
Net income (loss)	$7,389	$(60,370)

Income (loss) per unit - basic and diluted (Note 8)	$0.15	$(1.39)
Weighted average number of units used in computing net income (loss) per unit -
Basic	47,802	43,529
Diluted	47,848	43,529

 See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF UNITHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(UNAUDITED)

	Number of Limited Partner Units	Limited Partner	General Partner	Total Unitholders' Equity
	(In thousands)
Balance, December 31, 2011	47,802	$488,264	$71	$488,335
Compensation expense on restricted unit awards issued to employees	—	342	—	342
Vesting of restricted units	2	—	—	—
Offering costs associated with the issuance of units	—	(9)	—	(9)
Net distributions to unitholders, $0.55 per unit	—	(26,354)	—	(26,354)
Net income	—	7,386	3	7,389
Balance, March 31, 2012	47,804	$469,629	$74	$469,703

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$7,389	$(60,370)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	22,839	19,560
Amortization of debt issuance costs	367	468
Impairment of long-lived assets	1,301	1,047
Losses on derivatives	22,802	73,767
Equity in income of partnership	(26)	(29)
Unit-based compensation	(711)	(375)
Gain on disposal of assets	(3,011)	(409)
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(470)	(8,209)
(Increase) decrease in accounts receivable, joint interest owners	1,832	(2,973)
Increase in accounts receivable, other	(155)	(226)
(Increase) decrease in other assets	1,017	(949)
Increase in accounts payable	87	4,115
Increase (decrease) in accrued oil and natural gas liabilities	(6,292)	10,757
Decrease in other liabilities	(2,181)	(1,756)
Total adjustments	37,399	94,788
Net cash provided by operating activities	44,788	34,418
Cash flows from investing activities:
Investment in oil and natural gas properties	(20,079)	(24,027)
(Increase) decrease in deposits on pending acquisitions	(611)	112
Proceeds from sale of assets	8,265	—
Investment in other equipment	(233)	(302)
Net cash settlements on commodity derivatives	(2,053)	1,676
Net cash used in investing activities	(14,711)	(22,541)
Cash flows from financing activities:
Proceeds from long-term debt	76,000	55,000
Payments of long-term debt	(80,000)	(41,000)
Payments of debt issuance costs	(281)	(4,685)
Offering costs associated with the issuance of units	(9)	(8)
Distributions to unitholders	(26,354)	(22,897)
Net cash used in financing activities	(30,644)	(13,590)
Net increase (decrease) in cash and cash equivalents	(567)	(1,713)
Cash and cash equivalents, beginning of period	3,151	3,478

Cash and cash equivalents, end of period	$2,584	$1,765

Non-cash investing and financing activities:

Asset retirement obligation costs and liabilities	$—	$(848)
Asset retirement obligations associated with property acquisitions	$106	$1,438
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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

LRLP, a Delaware limited partnership, was formed by its general partner, Legacy Reserves GP, LLC (“LRGPLLC”), on October 26, 2005 to own and operate oil and natural gas properties. LRGPLLC is a Delaware limited liability company formed on October 26, 2005, and owns an approximate 0.04% general partner interest in LRLP.

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

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

(b)	Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(In thousands)
Revenue payable to joint interest owners	$17,980	$19,972
Accrued lease operating expense	6,822	8,004
Accrued capital expenditures	4,147	6,920
Accrued ad valorem tax	6,516	5,171
Other	3,594	5,284
	$39,059	$45,351

(2)	Credit Facility

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

Current Credit Agreement: On March 10, 2011, Legacy entered into an amended and restated five-year $1 billion secured revolving credit facility with BNP Paribas as administrative agent (the "Current Credit Agreement"). Effective April 20, 2012, Wells Fargo replaced BNP Paribas as administrative agent as a result of the sale of BNP Paribas' energy lending practice to Wells Fargo. Borrowings under the Current Credit Agreement mature on March 10, 2016. The amount available for borrowing at any one time is limited to the borrowing base with a $2 million sub-limit for letters of credit. The borrowing base under the Current Credit Agreement was redetermined and increased to $565 million on March 31, 2012. The borrowing base is subject to semi-annual re-determinations on April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to re-determine the borrowing base between scheduled re-determinations. Legacy also has the right, once during each calendar year, to request the re-determination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Under the Current Credit Agreement, interest on debt outstanding is charged based on Legacy's selection of a one-, two-, three- or six-month LIBOR rate plus 1.75% to 2.75%, or the ABR which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or one-month LIBOR plus 1.00%, plus an applicable margin from 0.75% to 1.75% per annum, determined by the percentage of the borrowing base then in effect that is drawn.

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

As of March 31, 2012, Legacy had outstanding borrowings of $333 million at a weighted-average interest rate of 2.58% and approximately $231.9 million of availability remaining under the Current Credit Agreement. For the three month period ended March 31, 2012, Legacy paid in cash $2.2 million of interest expense on the Current Credit Agreement. Legacy’s Current Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

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

At March 31, 2012, Legacy was in compliance with all financial and other covenants of the Current Credit Agreement.

(3)	Related Party Transactions

Cary D. Brown, Chairman, President and Chief Executive Officer of LRGPLLC, and Kyle A. McGraw, Director, Executive Vice President and Chief Development Officer of LRGPLLC, own partnership interests which, in turn, own a combined non-controlling 4.16% interest as limited partners in the partnership which owns the building that Legacy occupies. Monthly rent is $33,462, without respect to property taxes, insurance and operating expenses. The lease expires in September 2015.

Legacy uses Lynch, Chappell and Alsup for some of its legal services. Alan Brown, son of Dale Brown, a director of Legacy, and brother of Cary D. Brown, was a less than ten percent shareholder in this firm until he resigned from his position on September 1, 2011. Legacy paid legal fees during Alan Brown's tenure to this firm of $32,502 for the three months ended March 31, 2011.

On March 22, 2012, Legacy acquired a 5% working interest in 100,000 acres of prospective Cline Shale acreage from FireWheel Energy, LLC ("FireWheel"), the operator of the properties, for $5.5 million. FireWheel is a private-equity funded oil and natural gas exploration company in which Alan Brown, son of Dale Brown, a director of Legacy, and brother of Cary D. Brown, is a principal. The interests acquired by Legacy were marketed to numerous industry participants and are governed by an industry standard Participation Agreement and Joint Operating Agreement.

(4)	Commitments and Contingencies

From time to time Legacy is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, except as discussed below, Legacy is not currently a party to any proceeding that it believes could have a potential material adverse effect on its financial condition, results of operations or cash flows.

On April 15, 2011, the Eleventh Court of Appeals (Case No. 11-09-00348-CV), in an appeal styled Raven Resources, LLC, Appellant v. Legacy Reserves Operating, LP, Appellee, on appeal from the 385th District Court, Midland County, Texas, reversed and rendered in part and reversed and remanded in part the trial court’s summary judgment, dated November 10, 2009 (Cause No. CV 46609) (the "Trial Court Summary Judgment"), in favor of Legacy Reserves Operating, LP ("Legacy Operating"), a subsidiary of Legacy Reserves LP. As set forth below, on March 15, 2012, the Court of Appeals affirmed the Trial Court Summary Judgment in favor of Legacy Operating.

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
In its April 15, 2011 ruling (the "Original Opinion"), the Court of Appeals reversed the Trial Court Summary Judgment and rendered judgment that the PSA was void, as a matter of law, and that a void instrument is not subject to ratification.

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

On March 15, 2012, the Court of Appeals granted the Legacy Motion for Rehearing, withdrew the Original Opinion and affirmed the trial court's take nothing judgment against Raven. On April 27, 2012, Raven filed a petition for review with the Supreme Court of Texas, requesting that the Supreme Court reverse the Court of Appeals' judgment in every respect except its conclusion that forged documents are void and ineffective and render judgment that Raven was entitled to summary judgment, entitled to rescind the assignments and unwind the transaction. Alternatively, Raven requests that the Supreme Court reverse the Court of Appeals' judgment insofar as it grants Legacy's motion for partial summary judgment and remand the case to the trial court for further proceedings.

At this time, Legacy cannot predict the Texas Supreme Court's action on Raven's petition for review, or the eventual outcome of this matter. Legacy currently believes that any outcome, which may include no payment, the unwinding of the transaction (which Legacy expects would have an effect of less than $6 million) or a payment of approximately $6 million to Raven, will not have a material impact on its financial condition or ability to make cash distributions at expected levels, though it could have a material adverse effect on its net income (loss).

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

(5)	Fair Value Measurements

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012:

	Fair Value Measurements at March 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2012
	(In thousands)
LTIP liability (a)	—	(4,415)	—	(4,415)
Oil and natural gas derivative swaps	—	(55,127)	27,270	(27,857)
Oil and natural gas collars	—	—	555	555
Oil swaptions	—	—	(2,177)	(2,177)
Interest rate swaps	—	(11,766)	—	(11,766)
Total	$—	$(71,308)	$25,648	$(45,660)

(a)	See Note 9 for further discussion on unit-based compensation expenses and the related LTIP liability for certain grants accounted for under the liability method.

Legacy estimates the fair values of the swaps based on published forward commodity price curves for the underlying commodities as of the date of the estimate for those commodities for which published forward pricing is readily available. For those commodity derivatives for which forward commodity price curves are not readily available, Legacy estimates, with the assistance of third-party pricing experts, the forward curves as of the date of the estimate. Legacy estimates the option value of the contract floors and ceilings and oil swaptions using an option pricing model which takes into account market volatility, market prices, contract parameters and discount rates based on published LIBOR rates and interest swap rates. Significant changes in the quoted forward prices for commodities and changes in market volatility generally leads to corresponding changes in the fair value measurement of our oil and natural gas derivative contracts. In order to estimate the fair value of our interest rate swaps, Legacy uses a yield curve based on money market rates and interest rate swaps, extrapolates a forecast of future interest rates, estimates each future cash flow, derives discount factors to value the fixed and floating rate cash flows of each swap, and then discounts to present value all known (fixed) and forecasted (floating) swap cash flows. Curve building and discounting techniques used to establish the theoretical market value of interest bearing securities are based on readily available money market rates and interest swap market data. The determination of the fair values above incorporates various factors including the impact of our non-performance risk and the credit standing of the counterparties involved in the Partnership’s derivative contracts. The risk of nonperformance by the majority of the Partnership’s counterparties is mitigated by the fact that such counterparties (or their affiliates) are also bank lenders under the Partnership’s revolving credit facility. In addition, Legacy routinely monitors the creditworthiness of its counterparties including those who are no longer lenders under the revolving credit facility.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Beginning balance	$30,054	$24,641
Total gains	48	(17,463)
Settlements, net	(4,454)	(3,341)
Ending balance	$25,648	$3,837

Change in unrealized losses included in earnings relating to derivatives
still held as of March 31, 2012 and 2011	$(4,406)	$(20,804)

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

The asset retirement obligation estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, Legacy has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of Legacy’s asset retirement obligation is presented in Note 7.

Assets measured at fair value during the three-month period ended March 31, 2012 include:

	Fair Value Measurements at March 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Impairment (a)	$—	$—	$1,429
Acquisitions (b)	$—	$—	$7,879
Total	$—	$—	$9,308

(a)
Legacy utilizes ASC 360-10-35 to periodically review oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. During the three-month period ended March 31, 2012, Legacy incurred impairment charges of $1.3 million as oil and natural gas properties with a net cost basis of $2.7 million were written down to their fair value of $1.4 million. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

(b)
Legacy utilizes ASC 805-10 to identify and record the fair value of assets and liabilities acquired in a business combination. During the three-month period ended March 31, 2012, Legacy acquired oil and natural gas properties, inclusive of an unproved acreage acquisition, with a fair value of $7.9 million in 2 individually immaterial transactions. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The carrying amount of the revolving long-term debt of $333 million as of March 31, 2012 approximates fair value because Legacy's current borrowing rate does not materially differ from market rates for similar bank borrowings. Legacy has classified the revolving long-term debt as a Level 2 item within the fair value hierarchy.

(6)	Derivative Financial Instruments

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

All of these price risk management transactions are considered derivative instruments and are accounted for in accordance with FASB Accounting Standards Codification 815, Disclosures About Derivative Instruments and Hedging Activities ("ASC 815"). These derivative instruments are intended to reduce Legacy’s price risk and may be considered hedges for economic purposes but Legacy has chosen not to designate them as cash flow hedges for accounting purposes. Therefore, all derivative instruments are recorded on the balance sheet at fair value with changes in fair value being recorded in earnings for the three months ended March 31, 2012 and 2011.

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

For the three months ended March 31, 2012 and 2011, Legacy recognized realized and unrealized gains and losses related to its oil and natural gas derivative transactions. The net gain (loss) from derivative activities was as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Crude oil derivative contract settlements	$(6,203)	$(1,140)
Natural gas derivative contract settlements	4,150	2,816
Total commodity derivative contract settlements	(2,053)	1,676
Unrealized change in fair value - oil contracts	(23,278)	(74,108)
Unrealized change in fair value - natural gas contracts	2,242	(3,024)
Total unrealized change in fair value of commodity derivative contracts	(21,036)	(77,132)
Total realized and unrealized loss on commodity derivative contracts	$(23,089)	$(75,456)

As of March 31, 2012, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average
Calendar Year	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
April-December 2012(a)	1,516,891	$87.37	$67.72	-	$109.20
2013(a)	1,215,493	$86.93	$80.10	-	$108.65
2014	609,014	$90.09	$87.50	-	$103.75
2015	218,051	$92.18	$90.50	-	$100.20
2016	45,600	$94.53	$91.00	-	$99.85

(a)
On October 6, 2010, as part of an oil swap transaction entered into with a counterparty, Legacy sold two call options to the counterparty that allow the counterparty to extend a swap transaction covering calendar year 2011 to either 2012, 2013 or both calendar years. The counterparty exercised the option covering calendar year 2012 on December 30, 2011 and must exercise or decline the option covering calendar year 2013 on December 31, 2012. As the option was exercised for calendar year 2012, Legacy will pay the counterparty floating prices and receive a fixed price of $98.25 per Bbl on annual notional volumes of 183,000 Bbls (137,500 Bbls remaining as of March 31, 2012). For calendar year 2013, if exercised, Legacy would pay the counterparty floating prices and receive a fixed price of $98.25 per Bbl on annual notional volumes of 182,500 Bbls in 2013. The premium paid by the counterparty to Legacy for the two call options was in the form of an increase in the fixed price that we received pursuant to the 2011 swap of $98.25 per Bbl on 182,500 Bbls, or 500 Bbls per day, rather than the prevailing market price of approximately $87.00 per Bbl. These additional potential volumes related to the unexercised 2013 option are not reflected in the above table.

As of March 31, 2012, Legacy had the following NYMEX West Texas Intermediate crude oil derivative collar contracts that combine a long put option or “floor” with a short call option or “ceiling” as indicated below:

		Floor	Ceiling
Calendar Year	Volumes (Bbls)	Price	Price
April-December 2012	49,100	$120.00	$156.30

As of March 31, 2012, Legacy had the following NYMEX West Texas Intermediate crude oil derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average	Average	Average
Calendar Year	Volumes (Bbls)	Short Put Price	Long Put Price	Short Call Price
April-December 2012	302,700	$67.96	$94.55	$113.30
2013	795,670	$66.24	$91.92	$112.25
2014	1,007,130	$65.78	$91.05	$115.64
2015	869,300	$65.56	$90.56	$118.54
2016	219,100	$66.23	$91.23	$116.65

As of March 31, 2012, Legacy had the following NYMEX West Texas Waha, ANR-OK and CIG-Rockies natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Price Range per MMBtu
April-December 2012	3,581,055	$6.07	$4.19	-	$8.70
2013	3,630,654	$5.62	$4.68	-	$6.89
2014	2,091,254	$5.63	$4.95	-	$6.47
2015	1,339,300	$5.65	$5.14	-	$5.82
2016	219,200	$5.30	$5.30

As of March 31, 2012, Legacy had the following West Texas Waha natural gas derivative collar contract that combines a long put option or "floor" with a short call option or "ceiling" as indicated below:

		Floor	Ceiling
Calendar Year	Volumes (MMBtu)	Price	Price
April-December 2012	270,000	$4.00	$5.45

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

Legacy does not specifically designate these derivative transactions as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Interest rate swap settlements	$1,692	$1,827
Unrealized change in fair value - interest rate swaps	(287)	(1,689)
Total increase to interest expense, net	$1,405	$138

The table below summarizes the interest rate swap position as of March 31, 2012:

				Estimated Fair Market Value at
Notional Amount	Fixed Rate	Effective Date	Maturity Date	March 31, 2012
(Dollars in thousands)
$29,000	3.070%	10/16/2007	10/16/2015	$(2,287)
$13,000	3.112%	11/16/2007	11/16/2015	(1,068)
$12,000	3.131%	11/28/2007	11/28/2015	(981)
$60,000	2.650%	4/1/2008	4/1/2013	(1,100)
$50,000	3.100%	10/10/2008	10/10/2013	(1,843)
$50,000	0.710%	8/10/2011	8/10/2014	(96)
$50,000	2.295%	12/18/2008	12/18/2013	(1,374)
$50,000	0.702%	8/10/2011	8/10/2014	(87)
$50,000	2.500%	10/10/2008	10/10/2015	(2,930)
Total fair market value of interest rate derivatives				$(11,766)

(7)	Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the three months ended March 31, 2012 and year ended December 31, 2011:

	March 31, 2012	December 31, 2011
	(In thousands)
Asset retirement obligation - beginning of period	$120,274	$111,262

Liabilities incurred with properties acquired	106	8,300
Liabilities incurred with properties drilled	—	1,101
Liabilities settled during the period	(546)	(3,775)
Liabilities associated with properties sold	(160)	—
Current period accretion	1,110	4,234
Current period revisions to previous estimates	—	(848)
Asset retirement obligation - end of period	$120,784	$120,274

(8)	Earnings Per Unit

The following table sets forth the computation of basic and diluted net earnings per unit:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Income available to unitholders	$7,389	$(60,370)
Weighted average number of units outstanding	47,802	43,529
Effect of dilutive securities:
Restricted units	46	—
Weighted average units and potential units outstanding	47,848	43,529
Basic and diluted earnings per unit	$0.15	$(1.39)

    For the three months ended March 31, 2011, 81,203 restricted units were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect.

(9)	Unit-Based Compensation

Long-Term Incentive Plan

On March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was implemented for its employees, consultants and directors, its affiliates and its general partner. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights. The LTIP permits the grant of awards covering an aggregate of 2,000,000 units. As of March 31, 2012, grants of awards net of forfeitures covering 1,644,477 units had been made, comprised of 266,014 unit option awards, 757,178 unit appreciation rights awards ("UARs"), 210,004 restricted unit awards, 337,663 phantom unit awards and 73,618 unit awards. The LTIP is administered by the compensation committee (the “Compensation Committee”) of the board of directors of Legacy’s general partner.

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

During the year ended December 31, 2011, Legacy issued 68,000 UARs to employees which vest ratably over a three-year period and 50,034 UARs to employees which vest at the end of a three-year period. During the three-month period ended March 31, 2012, Legacy issued 17,000 UARs to employees which vest ratably over a three-year period. All UARs granted in 2011 and 2012 expire seven years from the grant date and are exercisable when they vest.

For the three-month periods ended March 31, 2012 and 2011, Legacy recorded $0.4 million and $0.9 million, respectively, of compensation expense due to the change in liability from December 31, 2011 and 2010, respectively, based on its use of the Black-Scholes model to estimate the March 31, 2012 and 2011 fair value of these UARs and unit options (see Note 5). As of March 31, 2012, there was a total of approximately $1.4 million of unrecognized compensation costs related to the unexercised and non-vested portion of these UARs. At March 31, 2012, this cost was expected to be recognized over a weighted-average period of approximately 1.8 years. Compensation expense is based upon the fair value as of March 31, 2012 and is recognized as a percentage of the service period satisfied. Since Legacy's trading history does not yet match the term of the outstanding UAR and unit option awards, it has used an estimated volatility factor of approximately 49% based upon the historical trends of a representative group of publicly-traded companies in the energy industry and employed the Black-Scholes model to estimate the March 31, 2012 fair value to be realized as compensation cost based on the percentage of service period satisfied. Based on historical data, Legacy has assumed an estimated forfeiture rate of 3.0%. As required by ASC 718, Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.20 per unit.

A summary of UAR and unit option activity for the three months ended March 31, 2012 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	620,031	$22.36
Granted	17,000	28.79
Exercised	(51,833)	21.09
Forfeited	(13,666)	22.32
Outstanding at March 31, 2012	571,532	$22.67	4.20	$3,632,238

UARs and unit options exercisable at March 31, 2012	183,932	$21.75	1.60	$1,318,518

The following table summarizes the status of Legacy’s non-vested UARs since January 1, 2012:

	Non-Vested UARs
	Number of Units	Weighted-Average Exercise Price
Non-vested at January 1, 2012	387,766	$22.80
Granted	17,000	28.79
Vested - Unexercised	(3,500)	23.73
Vested - Exercised	(500)	10.20
Forfeited	(13,166)	22.03
Non-vested at March 31, 2012	387,600	$23.10

    Legacy has used a weighted-average risk-free interest rate of 0.9% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at March 31, 2012 whose terms are consistent with the expected life of the UARs and unit options. Expected life represents the period of time that UARs and unit options are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Three Months Ended
March 31, 2012
Expected life (years)	4.20
Annual interest rate	0.9%
Annual distribution rate per unit	$2.20
Volatility	49%

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

On September 21, 2009, the board of directors of Legacy’s general partner, upon the recommendation of the Compensation Committee, implemented the current equity-based incentive compensation policy applicable to the five executive officers of Legacy. In addition to cash bonus awards, under the compensation plan, the executives are eligible for both subjective and objective grants of phantom units. The subjective, or service-based, grants may be awarded up to a maximum percentage of annual salary ranging from 40% to 100% as determined by the Compensation Committee. Once granted, these phantom units vest ratably over a three-year period. The objective, or performance-based, grants may be awarded up to a maximum percentage of annual salary ranging from 60% to 150%, as determined by the Compensation Committee. However, the amount to vest each year for the three-year vesting period will be determined on each vesting date based on a three-step process, with the first two steps each comprising 50% of the total vesting amount while the third step is the sum of the first two steps. The first step in the process will be a function of Total Unitholder Return (“TUR”) for the Partnership and the ordinal rank of the Legacy TUR among a peer group of upstream master limited partnerships, as determined by the Compensation Committee at the beginning of each year. The percentage of the 50% performance-based award to vest under this step is determined within a matrix which ranges from 0% to 100% and will increase from 0% to 100% as each of the Legacy TUR and the ordinal rank of the Legacy TUR among the peer group increase. The applicable Legacy TUR range is from less than 8% (where 0% to 25% of the amount will vest, depending upon the Legacy TUR ranking among its peer group) to more than 20% (where 50% to 100% of the amount will vest, depending upon the Legacy TUR ranking among its peer group). In the second step, the Legacy TUR will be compared to the TUR of a group of master limited partnerships included in the Alerian MLP Index. The percentage of the 50% of the performance-based award to vest under this step is determined within a matrix which ranges from 0% to 100% and will increase from 0% to 100% as the Legacy TUR and the percentile rank of the Legacy TUR among the Adjusted Alerian MLP Index increases. The applicable Legacy TUR range is from less than 8% (where 0% to 30% of the amount will vest, depending upon the Legacy TUR percentile ranking among the Adjusted Alerian MLP Index) to more than 20% (where 50% to 100% of the amount will vest, depending upon the Legacy TUR percentile ranking among the Adjusted Alerian MLP Index). The third step is the addition of the above two steps to determine the total performance-based awards to vest. Performance based phantom units subject to vesting which do not vest in a given year will be forfeited. With respect to both the subjective and objective units awarded under this compensation policy, DERs will accumulate and accrue based on the total number of actual amounts vested and will be payable at the date of vesting.

On February 18, 2011, the Compensation Committee approved the award of 32,806 subjective, or service-based, phantom units and 53,487 objective, or performance based, phantom units to Legacy’s five executive officers. On February 1, 2012 and February 2, 2012, the Compensation Committee approved the award of 30,828 subjective, or service-based, phantom units and 57,189 objective, or performance based, phantom units to Legacy’s five executive officers. Upon his resignation effective March 16, 2012, Legacy's former President and Chief Financial Officer forfeited all of his unvested phantom unit awards.

Compensation expense related to the phantom units and associated DERs was $0.8 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively.

Restricted Units

During the year ended December 31, 2011, Legacy issued an aggregate of 51,365 restricted units to non-executive employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. During the three-month period ended March 31, 2012, Legacy issued an aggregate of 13,000 restricted units to non-executive employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. Compensation expense related to restricted units was $0.3 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was a total of $2.0 million of unrecognized compensation expense related to the unvested portion of these restricted units. At March 31, 2012, this cost was expected to be recognized over a weighted-average period of 2.2 years. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at March 31, 2012, do not include 115,791 units related to unvested restricted unit awards.

Board Units

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

(10) Subsidiary Guarantors

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

(11) Equity Distribution Agreement

Units Issued

Legacy currently has an Equity Distribution Agreement with Knight Capital Americas, L.P. ("KCA") under which Legacy may offer and sell units from time to time through KCA, as Legacy's sales agent. During the year ended December 31, 2011, Legacy received proceeds from 87,364 units issued pursuant to this agreement of approximately $2.4 million gross and $2.3 million net of commissions, which proceeds were used for general partnership purposes. No sales were made during the quarter ended March 31, 2012.

(12) Subsequent Events

On April 19, 2012, Legacy’s board of directors approved a distribution of $0.555 per unit payable on May 11, 2012 to unitholders of record on April 30, 2012, representing an increase of $0.005 per unit over the last quarterly distribution.

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

The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and our expectations may not be realized or the forward-looking events and circumstances may not occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Legacy’s Annual Report on Form 10-K for the year ended December 31, 2011 in Item 1A under “Risk Factors.” The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

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

We face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from a given well or formation decreases. We attempt to overcome this natural decline by acquiring more reserves than we produce, drilling to find additional reserves, utilizing multiple types of recovery techniques such as secondary (waterflood) and tertiary (CO2 and nitrogen) recovery methods to re-pressure the reservoir and recover additional oil, re-completing or adding pay in existing wellbores and improving artificial lift. Our future growth will depend on our ability to continue to add reserves in excess of production. We will maintain our focus on adding reserves through acquisitions and exploitation projects. Our ability to add reserves through acquisitions and exploitation projects is dependent upon many factors including our ability to raise capital, obtain regulatory approvals and contract drilling rigs and personnel.

Our revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. As set forth under “Investing Activities” below, we have entered into oil and natural gas derivatives designed to mitigate the effects of price fluctuations covering a significant portion of our expected production, which allows us to mitigate, but not eliminate, oil and natural gas price risk. We continuously conduct financial sensitivity analyses to assess the effect of changes in pricing and production. These analyses allow us to determine how changes in oil and natural gas prices will affect our ability to execute our capital investment programs and to meet future financial obligations. Further, the financial analyses allow us to monitor any impact such changes in oil and natural gas prices may have on the value of our proved reserves and their impact, if any, on any redetermination of our borrowing base under our revolving credit facility.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per unit data)
Revenues:
Oil sales	$76,137	$59,265
Natural gas liquid sales	3,726	4,250
Natural gas sales	12,784	9,253
Total revenue	$92,647	$72,768

Expenses:
Oil and natural gas production	$22,983	$21,497
Ad valorem taxes	1,905	2,260
Total oil and natural gas production	$24,888	$23,757
Production and other taxes	$5,217	$4,357
General and administrative	$6,450	$6,358
Depletion, depreciation, amortization and accretion	$22,839	$19,560

Realized commodity derivative settlements:
Realized loss on oil derivatives	$(6,203)	$(1,140)
Realized gain on natural gas derivatives	$4,150	$2,816

Production:
Oil (MBbls)	788	676
Natural gas liquids (MGal)	3,490	3,317
Natural gas (MMcf)	2,658	1,601
Total (MBoe)	1,314	1,022
Average daily production (Boe/d)	14,440	11,356

Average sales price per unit (excluding derivatives):
Oil price (per Bbl)	$96.62	$87.67
Natural gas liquid price (per Gal)	$1.07	$1.28
Natural gas price (per Mcf)	$4.81	$5.78
Combined (per Boe)	$70.51	$71.20

Average sales price per unit (including realized derivative gains/losses):
Oil price (per Bbl)	$88.75	$85.98
Natural gas liquid price (per Gal)	$1.07	$1.28
Natural gas price (per Mcf)	$6.37	$7.54
Combined (per Boe)	$68.95	$72.84

NYMEX oil index prices per Bbl:
Beginning of period	$98.83	$91.38
End of period	$103.02	$106.72

NYMEX gas index prices per Mcf:
Beginning of period	$2.99	$4.41
End of period	$2.13	$4.39

Average unit costs per Boe:
Oil and natural gas production	$17.49	$21.03
Ad valorem taxes	$1.45	$2.21
Production and other taxes	$3.97	$4.26
General and administrative	$4.91	$6.22
Depletion, depreciation, amortization and accretion	$17.38	$19.14

Results of Operations

Three-Month Period Ended March 31, 2012 Compared to Three-Month Period Ended March 31, 2011

Legacy’s revenues from the sale of oil were $76.1 million and $59.3 million for the three-month periods ended March 31, 2012 and 2011, respectively. Legacy’s revenues from the sale of NGLs were $3.7 million and $4.3 million for the three-month periods ended March 31, 2012 and 2011, respectively. Legacy’s revenues from the sale of natural gas were $12.8 million and $9.3 million for the three-month periods ended March 31, 2012 and 2011, respectively. The $16.9 million increase in oil revenues reflects the increase in average realized price of $8.95 per Bbl (10%) and an increase in oil production of 112 MBbls (17%). This increase in production is due to Legacy’s purchase of additional oil and natural gas properties during 2011 as well as Legacy's ongoing development activities that are focused in the Permian Basin, primarily the Wolfberry play. The $0.5 million decrease in NGL sales reflects a decrease in the average realized price of $0.21 per gallon (16%) partially offset by an increase in NGL production of approximately 173 MGals (5%) due primarily to Legacy's purchase of additional oil and natural gas properties during 2011 and development activities. The $3.5 million increase in natural gas revenues reflects an increase in natural gas production partially offset by a decrease in average realized prices. Our natural gas production increased approximately 1,057 MMcf (66%) due primarily to Legacy’s purchase of additional oil and natural gas properties as well as Legacy's ongoing development activities that are primarily focused in the Permian Basin, specifically the Wolfberry play, in which we produce primarily oil but also a significant amount of NGL-rich, casinghead natural gas. Legacy's average realized natural gas price decreased by $0.97 per Mcf (17%), which reflects declining NYMEX natural gas prices. We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content contained with those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin and for Legacy as a whole are substantially higher than NYMEX Henry Hub natural gas prices due to the NGL content.

For the three-month period ended March 31, 2012, Legacy recorded $23.1 million of net losses on oil and natural gas derivatives comprised of realized losses of $2.1 million from net cash settlements of oil and natural gas derivative contracts and a net unrealized losses of $21.0 million. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives that will be settled in future periods. Legacy had unrealized net losses of $23.3 million from oil derivatives because oil futures prices increased during the three-month period ended March 31, 2012. Since oil futures prices at March 31, 2012 exceeded the average contract prices of Legacy’s outstanding oil derivatives contracts by a greater margin than at December 31, 2011, the net liability attributable to unrealized net losses from Legacy’s outstanding oil derivatives increased. Legacy had unrealized net gains from natural gas derivatives of $2.2 million because the NYMEX natural gas futures prices decreased during the three-month period ended March 31, 2012. Due to this decrease in natural gas prices during the quarter, the positive differential between Legacy’s fixed price natural gas derivatives and NYMEX prices increased. Accordingly, the net asset attributable to unrealized net gains from Legacy’s outstanding natural gas derivatives increased. For the three-month period ended March 31, 2011, Legacy recorded $75.5 million of net losses on oil and natural gas derivatives, comprised of realized gains of $1.7 million from net cash settlements of oil and natural gas derivative contracts and a net unrealized losses of $77.1 million.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $23.0 million ($17.49 per Boe) for the three-month period ended March 31, 2012 from $21.5 million ($21.03 per Boe) for the three-month period ended March 31, 2011. Production expenses increased primarily due to the purchases of oil and natural gas properties, expenses associated with Legacy's development activity, a $0.4 million increase in workover expenses and industry-wide cost increases due to higher oil prices. Additionally, Legacy's production expense per Boe decreased from $21.03 per Boe for the three month period ended March 31, 2011 to $17.49 for the three month period ended March 31, 2012. This decrease on a per Boe basis was primarily caused by two factors. Initially, production was 29% higher for the three month period ended March 31, 2012 compared to the same period in 2011. The 2012 production amounts included production from acquisitions of natural gas properties, which typically have lower operating costs per Boe than oil properties, acquired subsequent to March 31, 2011. In addition, production expenses per Boe were adversely affected during the three month period ended March 31, 2011 due to lower sales volumes driven by extremely cold weather in the Permian Basin. Legacy’s ad valorem tax expense decreased to $1.9 million ($1.45 per Boe) for the three-month period ended March 31, 2012, from $2.3 million ($2.21 per Boe) for the three-month period ended March 31, 2011.

Legacy’s production and other taxes were $5.2 million and $4.4 million for the three-month periods ended March 31, 2012 and 2011, respectively. Production and other taxes increased primarily because of higher realized commodity prices and production volumes, as production and other taxes as a percentage of revenue remained largely unchanged.

Legacy’s general and administrative expenses were $6.5 million and $6.4 million for the three-month periods ended March 31, 2012 and 2011, respectively. General and administrative expenses increased $0.1 million as increases in salaries and benefits related to the hiring of additional personnel was primarily offset by a decrease in unit-based compensation of $0.4 million.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $22.8 million and $19.6 million for the three-month periods ended March 31, 2012 and 2011, respectively. DD&A increased primarily because of increased production from our development activity and recent acquisitions, as well as proportionate increases in cost basis. These increases were partially offset by increased reserve volumes related to our development activities, acquisitions and higher average commodity prices.

Impairment expense was $1.3 million and $1.0 million for the three-month periods ended March 31, 2012 and 2011, respectively. In the three-month period ended March 31, 2012, Legacy recognized impairment expense on 11 separate producing fields primarily related to lower natural gas prices at March 31, 2012 compared to December 31, 2011, which reduced the future expected cash flows. Impairment expense for the period ended March 31, 2011, was related to reserve valuation adjustments on properties acquired in late 2010.

Legacy recorded interest expense of $4.3 million and $3.4 million for the three-month periods ended March 31, 2012 and 2011, respectively. Interest expense increased approximately $1.0 million due primarily to a reduction in the mark-to-market of our interest rate swap derivatives to a $0.3 million reduction in interest expense for the three-month period ended March 31, 2012, compared to a $1.7 million reduction in interest expense for the three-month period ended March 31, 2011.

Non-GAAP Financial Measures

For the three months ended March 31, 2012 and 2011, respectively, Adjusted EBITDA (as defined below) increased 30% to $55.2 million from $42.3 million primarily due to increased revenues from our oil, NGL and natural gas sales in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, partially offset by higher production and other expenses. These increased revenues were also partially offset by decreased realized commodity derivative settlements of approximately $3.7 million from cash proceeds of $1.7 million to cash payments of $2.1 million for the three months ended March 31, 2011 and 2012, respectively. For the three months ended March 31, 2012 and 2011, respectively, Distributable Cash Flow increased 55% to $36.4 million from $23.6 million, primarily due to the increased Adjusted EBITDA.

Legacy's management uses Adjusted EBITDA and Distributable Cash Flow as tools to provide additional information and metrics relative to the performance of Legacy’s business, such as the cash distributions Legacy expects to pay to its unitholders. Legacy’s management believes that both Adjusted EBITDA and Distributable Cash Flow are useful to investors because these measures are used by many companies in the industry as measures of operating and financial performance and are commonly employed by financial analysts and others to evaluate the operating and financial performance of the Partnership from period to period and to compare it with the performance of other publicly traded partnerships within the industry. Adjusted EBITDA and Distributable Cash Flow may not be comparable to a similarly titled measure of other publicly traded limited partnerships or limited liability companies because all companies may not calculate Adjusted EBITDA in the same manner.

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

Adjusted EBITDA is defined in Legacy’s revolving credit facility as net income (loss) plus:

•	Interest expense;

•	Income taxes;

•	Depletion, depreciation, amortization and accretion;

•	Impairment of long-lived assets;

•	(Gain) loss on sale of partnership investment;

•	(Gain) loss on disposal of assets (excluding settlements of asset retirement obligations);

•	Equity in (income) loss of partnership.

•	Unit-based compensation expense related to LTIP unit awards accounted for under the equity or liability methods; and

•	Unrealized (gain) loss on oil and natural gas derivatives.

Distributable Cash Flow is defined as Adjusted EBITDA less:

•	Cash interest expense;

•	Cash income taxes;

•	Cash settlements of LTIP unit awards; and

•	Development capital expenditures.

The following table presents a reconciliation of Legacy’s consolidated net income to Adjusted EBITDA and Distributable Cash Flow for the three months ended March 31, 2012 and 2011, respectively.

	Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands)
Net income (loss)	$7,389	$(60,370)
Plus:
Interest expense	4,336	3,377
Income tax expense (benefit)	211	(330)
Depletion, depreciation, amortization and accretion	22,839	19,560
Impairment of long-lived assets	1,301	1,047
Gain on disposal of assets	(3,488)	—
Equity in income of partnership	(26)	(29)
Unit-based compensation expense	1,557	1,910
Unrealized loss on oil and natural gas derivatives	21,036	77,132
Adjusted EBITDA	$55,155	$42,297

Less:
Cash interest expense	4,254	4,545
Cash settlements of LTIP unit awards	2,268	2,285
Development capital expenditures	12,200	11,909
Distributable Cash Flow	$36,433	$23,558

Capital Resources and Liquidity

Legacy’s primary sources of capital and liquidity have been bank borrowings, cash flow from operations, the issuance of additional units or a combination thereof. To date, Legacy’s primary uses of capital have been for acquisitions, repayment of bank borrowings and development of oil and natural gas properties.

We continually monitor the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in maintaining and growing reserves and production will be highly dependent on capital resources available to us and our success in acquiring and developing additional reserves. If we were to make significant additional acquisitions for cash, we would need to borrow additional amounts under our credit facility, if available, or obtain additional debt or equity financing. Further, our revolving credit facility imposes specific restrictions on our ability to obtain additional debt financing. Please see “ – Financing Activities – Our Revolving Credit Facility.” Based upon current oil and natural gas price expectations and our extensive commodity derivatives positions for the year ending December 31, 2012, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our credit facility will provide us sufficient working capital to meet our currently planned capital expenditures and future cash distributions at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt, and any other factors the board of directors of our general partner may consider.

The amounts available for borrowing under our credit facility are subject to a borrowing base, which is currently set at $565.0 million. As of May 3, 2012, we had $222.9 million available for borrowing under our revolving credit facility. Based on their commodity price expectations, our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled for October 2012. Please see “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

Legacy’s net cash provided by operating activities was $44.8 million and $34.4 million for the three-month periods ended March 31, 2012 and 2011, respectively. The 2012 period was favorably impacted by higher commodity prices and production volumes, which were partially offset by higher expenses. In addition, the net cash amounts for 2012 and 2011 do not include cash settlements received/(paid) of $(2.1) million and $1.7 million, respectively, from our commodity derivative transactions.

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

Investing Activities

Legacy’s cash capital expenditures were $20.1 million for the three-month period ended March 31, 2012. The total includes $7.9 million for the acquisition of oil and natural gas properties in two individually immaterial acquisitions and $12.2 million of development projects. Legacy’s cash capital expenditures were $24.0 million for the three-month period ended March 31, 2011. The total includes $12.1 million for the acquisition of oil and natural gas properties in six individually immaterial acquisitions and $11.9 million of development projects.

Our capital expenditure budget, which predominantly consists of drilling, re-completion and capital workover projects, is currently $62.0 million for the year ending December 31, 2012, of which $12.2 million has been expended during the three-months ended March 31, 2012. Our remaining borrowing capacity under our revolving credit facility is $222.9 million as of May 3, 2012. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner. Based upon current oil and natural gas price expectations for the year ending December 31, 2012, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our remaining planned capital expenditures of $49.8 million. Future cash distributions will be at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt and any other factors the board of directors of our general partner may consider. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. Currently, we use derivatives to offset price volatility on NYMEX oil and natural gas prices, which do not include the additional net discount that we typically experience in the Permian Basin. For the three-month period ended March 31, 2012 and 2011 we had unfavorable cash settlements of $(2.1) million and favorable cash settlements of $1.7 million, respectively, related to our commodity derivative settlements. At March 31, 2012, we had in place oil and natural gas derivatives covering significant portions of our estimated 2012 through 2016 oil, NGL and natural gas production. As of May 3, 2012, we have derivative contracts covering approximately 76% of our remaining expected oil, NGL and natural gas production for 2012. As of May 3, 2012, we also have derivative contracts covering approximately 41% of our currently expected oil and natural gas production for 2013 through December 2016.

By reducing the cash flow effects of price volatility from a significant portion of our oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow from operations for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. In addition, these counterparties are current or former lenders under our revolving credit facility, which allows us to avoid margin calls. However, we cannot be assured that all of our counterparties will meet their obligations under our derivative contracts. Due to this uncertainty, we routinely monitor the creditworthiness of our counterparties.

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of May 3, 2012, covering the period from April 1, 2012 through June 30, 2017. We use derivatives, including swaps, collars and 3-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are settled based upon the monthly average closing price of the front-month NYMEX WTI oil contract price of oil at Cushing, Oklahoma, and West Texas Waha, Rocky Mountain CIG and ANR-Oklahoma prices of natural gas on the average of the three final trading days of the month and settlement occurs on the fifth day of the production month.

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
April-December 2012(a)	1,677,391	$89.18	$67.72	-	$109.20
2013(a)	1,498,443	$90.10	$80.10	-	$108.65
2014	901,014	$92.89	$87.50	-	$103.75
2015	362,851	$93.73	$90.50	-	$100.20
2016	45,600	$94.53	$91.00	-	$99.85

(a)
On October 6, 2010, as part of an oil swap transaction entered into with a counterparty, we sold two call options to the counterparty that allow the counterparty to extend a swap transaction covering calendar year 2011 to either 2012, 2013 or both calendar years. The counterparty exercised the option covering calendar year 2012 on December 30, 2011 and must exercise or decline the option covering calendar year 2013 on December 31, 2012. As the option was exercised for calendar year 2012, we will pay the counterparty floating prices and receive a fixed price of $98.25 per Bbl on annual notional volumes of 183,000 Bbls (137,500 Bbls remaining as of April 1, 2012). For calendar year 2013, if exercised, we would pay the counterparty floating prices and receive a fixed price of $98.25 per Bbl on annual notional volumes of 182,500 Bbls in 2013. The premium paid by the counterparty to us for the two call options was in the form of an increase in the fixed price that we received pursuant to the 2011 swap of $98.25 per Bbl on 182,500 Bbls, or 500 Bbls per day, rather than the prevailing market price of approximately $87.00 per Bbl. These additional potential volumes related to the unexercised 2013 option are not reflected in the above table.

Calendar Year	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
April-December 2012	4,631,055	$5.26	$2.46	-	$8.70
2013	5,430,654	$4.85	$3.23	-	$6.89
2014	3,891,254	$4.73	$3.61	-	$6.47
2015	1,339,300	$5.65	$5.14	-	$5.82
2016	219,200	$5.30	$5.30

On June 24, 2008, we entered into a NYMEX West Texas Intermediate crude oil derivative collar contract that combines a long put option or “floor” with a short call option or “ceiling.” The following table summarizes the oil collar contract currently in place as of May 3, 2012, covering the period from April 1, 2012 through December 31, 2012:

Calendar Year	Volumes (Bbls)	Floor Price	Ceiling Price
April-December 2012	49,100	$120.00	$156.30

On January 12, 2011, we entered into a West Texas Waha natural gas derivative collar contract that combines a long put option or "floor" with a short call option or "ceiling." The following table summarizes the natural gas collar contract currently in place as of May 3, 2012, covering the period from April 1, 2012 through December 31, 2012:

Calendar Year	Volumes (Bbls)	Floor Price	Ceiling Price
April-December 2012	270,000	$4.00	$5.45

We have entered into multiple NYMEX West Texas Intermediate crude oil derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the long put combined with the short put allows us to sell a call at a higher ceiling and limits our exposure to future settlement payments while also restricting our downside risk to the difference between the long put and the short put if the price of NYMEX West Texas Intermediate crude oil drops below the price of the short put. This allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. In regards to our three-way collar contracts, if the market price has fallen below the short put fixed price, we would receive the market price plus $25 or $30 per barrel, depending on the contract. The following table summarizes the three-way oil collar contracts currently in place as of May 3, 2012, covering the period from April 1, 2012 through June 30, 2017:

		Average	Average	Average
Calendar Year	Volumes (Bbls)	Short Put Price	Long Put Price	Short Call Price
April-December 2012	302,700	$67.96	$94.55	$113.30
2013	795,670	$66.24	$91.92	$112.25
2014	1,007,130	$65.78	$91.05	$115.64
2015	1,016,500	$65.48	$90.48	$116.51
2016	438,300	$64.78	$89.78	$110.54
2017	72,400	$60.00	$85.00	$104.20

Financing Activities

Legacy’s net cash used in financing activities was $30.6 million for the three months ended March 31, 2012, compared to net cash used of $13.6 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, total net payments under our revolving credit facility were $4.0 million, comprised of borrowings of $76.0 million and repayments of $80.0 million. Additionally, Legacy had cash outflow during the three months ended March 31, 2012 in the amount of $26.4 million for distributions to unitholders. Cash used in financing activities during the three months ended March 31, 2011, included $14.0 million in net borrowings under our revolving credit facility and $22.9 million for distributions to unitholders.

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

Current Credit Agreement

On March 10, 2011, we entered into an amended and restated five-year, $1 billion secured revolving credit facility with BNP Paribas as administrative agent (the "Current Credit Agreement"). In conjunction with BNP Paribas' sale of its energy lending practice to Wells Fargo, Wells Fargo is now the administrative agent under the Current Credit Agreement effective April 20, 2012. Our obligations under the Current Credit Agreement are secured by mortgages on 80% of our oil and natural gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. Borrowings under the Current Credit Agreement mature on March 10, 2016. The amount available for borrowing at any one time is limited to the borrowing base, originally set at $500 million, currently set at $565 million, with a $2 million sub-limit for letters of credit. The borrowing base is subject to semi-annual redeterminations on or about April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. We also have the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility, so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral. Legacy may at any time issue up to $500 million in aggregate principal amount of senior notes or new debt whose proceeds are used to refinance such senior notes, subject to specified conditions in the Current Credit Agreement, which include that upon the issuance of such senior notes or new debt, the borrowing base shall be reduced by an amount equal to (i) in the case of senior notes, 25% of the stated principal amount of the senior notes and (ii) in the case of new debt, 25% of the portion of the new debt that exceeds the principal amount of the senior notes. Also, notwithstanding that a lender (or its affiliate) is no longer a party to the Current Credit Agreement, any lender (or its affiliate) which has entered into any hedging arrangement with us while a party to the Current Credit Agreement will continue to have our obligations under such hedging arrangement secured on a ratable and pari passu basis by the collateral securing our obligations under the Current Credit Agreement, the related loan documents and our hedging arrangements.

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

As of March 31, 2012, Legacy was in compliance with all financial and other covenants of the revolving credit facility.

Legacy periodically enters into interest rate swap transactions to mitigate the volatility of interest rates. As of March 31, 2012, Legacy had interest rate swaps on notional amounts of $364 million with a weighted-average fixed rate of 2.17%. These swaps mature between April 2013 and November 2015.

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

Please read Note 1 of the Notes to the Condensed Consolidated Financial Statements here and in our Annual Report on Form 10-K for the period ended December 31, 2011 for a detailed discussion of all significant accounting policies that we employ and related estimates made by management.

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

Effect if Different Assumptions Used:  Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the three-month period ended March 31, 2012 by approximately 10%.

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

Nature of Critical Estimate Item:  Derivative Instruments and Hedging Activities — We periodically use derivative financial instruments to achieve a more predictable cash flow from our oil, NGL and natural gas production and interest expense by reducing our exposure to price fluctuations and interest rate changes. Currently, these transactions are swaps, swaptions and collars whereby we exchange our floating price for our oil, NGL and natural gas for a fixed price and floating interest rates for a fixed rate with qualified and creditworthy counterparties (currently BNP Paribas, Bank of America Merrill Lynch, KeyBank, Wells Fargo, BBVA Compass Bank, Royal Bank of Canada, The Bank of Nova Scotia and Credit Agricole). Our existing oil and natural gas derivatives and interest rate swaps are with current or former members of our lending group which enables us to avoid margin calls for out-of-the-money mark-to-market positions.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading. These derivative instruments are discussed in Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 6 Derivative Financial Instruments.

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

As of March 31, 2012, the fair market value of Legacy’s commodity derivative positions was a net liability of $29.5 million based on NYMEX futures prices from April 2012 to December 2016 for both oil and natural gas. As of December 31, 2011, the fair market value of Legacy’s commodity derivative positions was a net liability of $8.4 million based on NYMEX futures prices from January 2011 to December 2016 for both oil and natural gas. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from April 2012 through December 2016, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investing Activities.”

Interest Rate Risks

At March 31, 2012, Legacy had debt outstanding of $333 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for the three-month period ended March 31, 2012 was 3.3%. A 1% increase in LIBOR on Legacy outstanding debt as of March 31, 2012 would not have an effect on annual interest expense as Legacy has entered into interest rate swaps with a weighted-average fixed rate of 2.17% to mitigate the volatility of interest rates on notional amounts of $364 million, which exceeds the current outstanding debt balance. It is never management's intention to hold or issue derivative instruments for speculative trading purposes, however, conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in overhedged amounts.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, except as discussed in Note 4 in the Notes to the Condensed Consolidated Financial Statements, we are not currently a party to any material legal proceedings. In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

Item 1A.  Risk Factors.

In addition to the information set forth in this report, you should carefully consider the factors discussed under, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.  The risks described in these reports are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

3.6*	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC
3.7*	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC
10.1*
Second Amendment to Second Amended and Restated Credit Agreement Among Legacy Reserves LP, as Borrowers, the Guarantors, BNP Paribas, as Administrative Agent, and The Lenders Signatory Thereto dated as of March 30, 2012.

31.1*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extenstion Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extenstion Presentation Linkbase Document
101.CAL**	XBRL Taxonomy Extenstion Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extenstion Label Linkbase Document

* Filed herewith

** Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

May 4, 2012	By:	/s/ James R. Lawrence
James R. Lawrence
Interim Chief Financial Officer, Vice President - Finance and Treasurer
(On behalf of the Registrant and as Principal Financial Officer)