Form 10-Q
period 2012-06-30
LEGACY RESERVES LP
filed 2012-08-03
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

48,015,419 units representing limited partner interests in the registrant were outstanding as of August 2, 2012.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30, 2012	December 31, 2011
	(In thousands)
Current assets:
Cash and cash equivalents	$3,582	$3,151
Accounts receivable, net:
Oil and natural gas	30,445	35,489
Joint interest owners	11,558	10,299
Other	443	204
Fair value of derivatives (Notes 5 and 6)	24,513	7,117
Prepaid expenses and other current assets	3,530	3,525
Total current assets	74,071	59,785
Oil and natural gas properties, at cost:
Proved oil and natural gas properties using the successful efforts method of accounting	1,516,223	1,389,326
Unproved properties	26,215	20,063
Accumulated depletion, depreciation, amortization and impairment	(500,684)	(450,060)
	1,041,754	959,329
Other property and equipment, net of accumulated depreciation and amortization of $3,992 and $3,530, respectively	2,718	3,310
Operating rights, net of amortization of $3,282 and $3,034, respectively	3,734	3,983
Fair value of derivatives (Notes 5 and 6)	33,328	10,188
Other assets, net of amortization of $7,090 and $6,337, respectively	6,151	6,611
Investment in equity method investee	339	282
Total assets	$1,162,095	$1,043,488

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND UNITHOLDERS' EQUITY
	June 30, 2012	December 31, 2011
	(In thousands)
Current liabilities:
Accounts payable	$2,536	$3,286
Accrued oil and natural gas liabilities (Note 1)	46,394	45,351
Fair value of derivatives (Notes 5 and 6)	5,168	18,905
Asset retirement obligation (Note 7)	21,267	20,262
Other (Note 9)	6,652	9,646
Total current liabilities	82,017	97,450
Long-term debt (Note 2)	439,000	337,000
Asset retirement obligation (Note 7)	104,889	100,012
Fair value of derivatives (Notes 5 and 6)	7,062	18,897
Other long-term liabilities	2,165	1,794
Total liabilities	635,133	555,153
Commitments and contingencies (Note 4)
Unitholders' equity:
Limited partners' equity - 47,868,942 and 47,801,682 units issued and outstanding at June 30, 2012 and December 31, 2011, respectively	526,856	488,264
General partner's equity (approximately 0.04%)	106	71
Total unitholders' equity	526,962	488,335
Total liabilities and unitholders' equity	$1,162,095	$1,043,488
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per unit data)
Revenues:
Oil sales	$65,787	$73,569	$141,925	$132,834
Natural gas liquids (NGL) sales	3,524	4,722	7,250	8,972
Natural gas sales	9,851	14,544	22,634	23,797
Total revenues	79,162	92,835	171,809	165,603

Expenses:
Oil and natural gas production	26,406	23,438	51,294	47,195
Production and other taxes	4,687	5,533	9,904	9,890
General and administrative	5,161	4,455	11,611	10,813
Depletion, depreciation, amortization and accretion	25,370	22,146	48,209	41,706
Impairment of long-lived assets	13,978	144	15,279	1,191
Gain on disposal of assets	(313)	(235)	(3,324)	(645)
Total expenses	75,289	55,481	132,973	110,150

Operating income	3,873	37,354	38,836	55,453

Other income (expense):
Interest income	4	5	8	7
Interest expense (Notes 2, 5 and 6)	(4,636)	(6,492)	(8,971)	(9,869)
Equity in income of partnership	32	43	57	72
Realized and unrealized net gains (losses) on commodity derivatives (Notes 5 and 6)	84,350	35,606	61,261	(39,850)
Other	(68)	(62)	(36)	(58)
Income before income taxes	83,555	66,454	91,155	5,755
Income tax expense	(613)	(601)	(824)	(271)
Net income	$82,942	$65,853	$90,331	$5,484

Income per unit - basic and diluted (Note 8)	$1.73	$1.51	$1.89	$0.13
Weighted average number of units used in computing net income per unit -
Basic	47,850	43,563	47,826	43,546
Diluted	47,850	43,563	47,826	43,549

 See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF UNITHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

	Number of Limited Partner Units	Limited Partner	General Partner	Total Unitholders' Equity
	(In thousands)
Balance, December 31, 2011	47,802	$488,264	$71	$488,335
Units issued to Legacy Board of Directors for services	17	497	—	497
Compensation expense on restricted unit awards issued to employees	—	756	—	756
Vesting of restricted units	50	—	—	—
Offering costs associated with the issuance of units	—	(2)	—	(2)
Net distributions to unitholders, $1.105 per unit	—	(52,955)	—	(52,955)
Net income	—	90,296	35	90,331
Balance, June 30, 2012	47,869	$526,856	$106	$526,962

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$90,331	$5,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	48,209	41,706
Amortization of debt issuance costs	753	810
Impairment of long-lived assets	15,279	1,191
(Gains) losses on derivatives	(62,018)	39,538
Equity in income of partnership	(57)	(72)
Unit-based compensation	(814)	(231)
Gain on disposal of assets	(3,324)	(645)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, oil and natural gas	5,044	(7,578)
Increase in accounts receivable, joint interest owners	(1,259)	(6,052)
Increase in accounts receivable, other	(239)	(200)
Increase in other assets	(5)	(3,282)
Increase (decrease) in accounts payable	(750)	4,549
Increase in accrued oil and natural gas liabilities	1,043	18,653
Decrease in other liabilities	(2,634)	(2,127)
Total adjustments	(772)	86,260
Net cash provided by operating activities	89,559	91,744
Cash flows from investing activities:
Investment in oil and natural gas properties	(134,342)	(111,792)
Increase in deposits on pending acquisitions	—	(20)
Proceeds from sale of assets	9,016	—
Investment in other equipment	(692)	(430)
Goodwill	(7,770)	—
Net cash settlements on commodity derivatives	(4,090)	(4,611)
Net cash used in investing activities	(137,878)	(116,853)
Cash flows from financing activities:
Proceeds from long-term debt	263,000	190,000
Payments of long-term debt	(161,000)	(110,000)
Payments of debt issuance costs	(293)	(4,717)
Offering costs associated with the issuance of units	(2)	(9)
Distributions to unitholders	(52,955)	(46,011)
Net cash provided by financing activities	48,750	29,263
Net increase in cash and cash equivalents	431	4,154
Cash and cash equivalents, beginning of period	3,151	3,478

Cash and cash equivalents, end of period	$3,582	$7,632

Non-cash investing and financing activities:

Asset retirement obligation costs and liabilities	$—	$(592)
Asset retirement obligations associated with property acquisitions	$5,434	$4,026
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

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

(b)	Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(In thousands)
Revenue payable to joint interest owners	$18,426	$19,972
Accrued lease operating expense	6,867	8,004
Accrued capital expenditures	8,160	6,920
Accrued ad valorem tax	9,318	5,171
Other	3,623	5,284
	$46,394	$45,351

(2)	Credit Facility

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

As of June 30, 2012, Legacy had outstanding borrowings of $439 million at a weighted-average interest rate of 2.81% and approximately $125.9 million of availability remaining under the Current Credit Agreement. For the six month period ended June 30, 2012, Legacy paid in cash $5.6 million of interest expense on the Current Credit Agreement. Legacy’s Current Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

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

At June 30, 2012, Legacy was in compliance with all financial and other covenants of the Current Credit Agreement.

(3)	Related Party Transactions

Cary D. Brown, Chairman, President and Chief Executive Officer of Legacy's general partner, and Kyle A. McGraw, Director, Executive Vice President and Chief Development Officer of Legacy's general partner, own partnership interests in entities which, in turn, own a combined non-controlling 4.16% interest as limited partners in the partnership which owns the building that Legacy occupies. Monthly rent is $33,462, without respect to property taxes, insurance and operating expenses. The lease expires in September 2015.

Legacy uses Lynch, Chappell and Alsup for some of its legal services. Alan Brown, son of Dale Brown, a director of Legacy, and brother of Cary D. Brown, was a less than ten percent shareholder in this firm until he resigned from his position on September 1, 2011. Legacy paid legal fees during Alan Brown's tenure to this firm of $94,625 for the six months ended June 30, 2011.

On March 22, 2012, Legacy acquired a 5% working interest in approximately 100,000 acres of prospective Cline Shale acreage from FireWheel Energy, LLC ("FireWheel"), the operator of the properties, for $5.5 million. FireWheel is a private-equity funded oil and natural gas exploration company in which Alan Brown, son of Dale Brown, a director of Legacy, and brother of Cary D. Brown, is a principal. The interests acquired by Legacy were marketed to numerous industry participants and are governed by an industry standard Participation Agreement and Joint Operating Agreement.

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

On April 15, 2011, the Eleventh Court of Appeals (Case No. 11-09-00348-CV), in an appeal styled Raven Resources, LLC, Appellant v. Legacy Reserves Operating, LP, Appellee, on appeal from the 385th District Court, Midland County, Texas, reversed and rendered in part and reversed and remanded in part the trial court’s summary judgment, dated November 10, 2009 (Cause No. CV 46609) (the "Trial Court Summary Judgment"), in favor of Legacy Reserves Operating LP ("Legacy Operating"), a subsidiary of Legacy Reserves LP. As set forth below, on March 15, 2012, the Court of Appeals affirmed the Trial Court Summary Judgment in favor of Legacy Operating.

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

On March 15, 2012, the Court of Appeals granted the Legacy Motion for Rehearing, withdrew the Original Opinion and affirmed the trial court's take nothing judgment against Raven. On April 27, 2012, Raven filed a petition for review with the Supreme Court of Texas, requesting that the Supreme Court reverse the Court of Appeals' judgment in every respect except its conclusion that forged documents are void and ineffective and render judgment that Raven was entitled to summary judgment, entitled to rescind the assignments and unwind the transaction. Alternatively, Raven requested that the Supreme Court reverse the Court of Appeals' judgment insofar as it grants Legacy's motion for partial summary judgment and remand the case to the trial court for further proceedings.

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

As defined in FASB Accounting Standards Codification ("ASC") 820-10, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012:

	Fair Value Measurements at June 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2012
	(In thousands)
LTIP liability (a)	$—	$(3,401)	$—	$(3,401)
Oil and natural gas derivative swaps	—	15,056	20,503	35,559
Oil and natural gas collars	—	—	21,961	21,961
Oil swaptions	—	—	(613)	(613)
Interest rate swaps	—	(11,296)	—	(11,296)
Total	$—	$359	$41,851	$42,210

(a)	See Note 9 for further discussion on unit-based compensation expenses and the related LTIP liability for certain grants accounted for under the liability method.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Beginning balance	$25,648	$3,837	$30,054	$24,641
Total gains (losses)	21,322	8,421	21,370	(9,042)
Settlements, net	(5,119)	(2,827)	(9,573)	(6,168)
Ending balance	$41,851	$9,431	$41,851	$9,431
Change in unrealized gains (losses) included in earnings relating to derivatives still held as of June 30, 2012 and 2011	$16,203	$5,594	$11,797	$(15,210)

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

Assets measured at fair value during the six-month period ended June 30, 2012 include:

	Fair Value Measurements at June 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Impairment (a)	$—	$—	$7,154
Acquisitions (b)	$—	$—	$105,297
Total	$—	$—	$112,451

(a)
Legacy utilizes ASC 360-10-35 to periodically review oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. During the six-month period ended June 30, 2012, Legacy incurred impairment charges of $7.5 million as oil and natural gas properties with a net cost basis of $14.7 million were written down to their fair value of $7.2 million.

The remaining $7.8 million of impairment was the impairment of goodwill recognized on an acquisition of oil and natural gas properties during the six month period ended June 30, 2012. Legacy entered into a purchase and sale agreement with a third party to acquire certain oil and natural gas properties, the purchase price of which was negotiated as of the date of the agreement. During the period between the agreement date and the date of closing the acquisition, oil futures prices declined significantly, thereby reducing the fair value of the properties acquired at the date of close. As the purchase price exceeded the fair value of the properties acquired, goodwill was recognized and subsequently tested for impairment. As of June 30, 2012, all of the goodwill associated with this acquisition has been impaired.

The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

(b)
Legacy utilizes ASC 805-10 to identify and record the fair value of assets and liabilities acquired in a business combination. During the six-month period ended June 30, 2012, Legacy acquired oil and natural gas properties, inclusive of an unproved acreage acquisition, with a fair value of $105.3 million in 9 individually immaterial transactions. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The carrying amount of the revolving long-term debt of $439 million as of June 30, 2012 approximates fair value because Legacy's current borrowing rate does not materially differ from market rates for similar bank borrowings. Legacy has classified the revolving long-term debt as a Level 2 item within the fair value hierarchy.

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

All of these price risk management transactions are considered derivative instruments and are accounted for in accordance with FASB Accounting Standards Codification 815, Disclosures About Derivative Instruments and Hedging Activities ("ASC 815"). These derivative instruments are intended to reduce Legacy’s price risk and may be considered hedges for economic purposes but Legacy has chosen not to designate them as cash flow hedges for accounting purposes. Therefore, all derivative instruments are recorded on the balance sheet at fair value with changes in fair value being recorded in earnings for the three and six months ended June 30, 2012 and 2011.

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

For the three and six months ended June 30, 2012 and 2011, Legacy recognized realized and unrealized gains and losses related to its oil and natural gas derivative transactions. The net gain (loss) from derivative activities was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Crude oil derivative contract settlements	$(6,855)	$(8,852)	$(13,057)	$(9,992)
Natural gas derivative contract settlements	4,817	2,565	8,967	5,381
Total commodity derivative contract settlements	(2,038)	(6,287)	(4,090)	(4,611)
Unrealized change in fair value - oil contracts	93,385	41,745	70,107	(32,363)
Unrealized change in fair value - natural gas contracts	(6,997)	148	(4,756)	(2,876)
Total unrealized change in fair value of commodity derivative contracts	86,388	41,893	65,351	(35,239)
Total realized and unrealized loss on commodity derivative contracts	$84,350	$35,606	$61,261	$(39,850)

As of June 30, 2012, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average
Calendar Year	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
July-December 2012(a)	1,131,571	$89.46	$67.72	-	$109.20
2013(a)	1,498,443	$90.10	$80.10	-	$108.65
2014	901,014	$92.89	$87.50	-	$103.75
2015	362,851	$93.73	$90.50	-	$100.20
2016	45,600	$94.53	$91.00	-	$99.85

(a)
On October 6, 2010, as part of an oil swap transaction entered into with a counterparty, Legacy sold two call options to the counterparty that allow the counterparty to extend a swap transaction covering calendar year 2011 to either 2012, 2013 or both calendar years. The counterparty exercised the option covering calendar year 2012 on December 30, 2011 and must exercise or decline the option covering calendar year 2013 on December 31, 2012. As the option was exercised for calendar year 2012, Legacy will pay the counterparty floating prices and receive a fixed price of $98.25 per Bbl on annual notional volumes of 183,000 Bbls (92,000 Bbls remaining as of June 30, 2012). For calendar year 2013, if exercised, Legacy would pay the counterparty floating prices and receive a fixed price of $98.25 per Bbl on annual notional volumes of 182,500 Bbls in 2013. The premium paid by the counterparty to Legacy for the two call options was in the form of an increase in the fixed price that we received pursuant to the 2011 swap of $98.25 per Bbl on 182,500 Bbls, or 500 Bbls per day, rather than the prevailing market price of approximately $87.00 per Bbl. These additional potential volumes related to the unexercised 2013 option are not reflected in the above table.

As of June 30, 2012, Legacy had the following NYMEX West Texas Intermediate crude oil derivative collar contracts that combine a long put option or “floor” with a short call option or “ceiling” as indicated below:

		Floor	Ceiling
Calendar Year	Volumes (Bbls)	Price	Price
July-December 2012	32,800	$120.00	$156.30

As of June 30, 2012, Legacy had the following NYMEX West Texas Intermediate crude oil derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average	Average	Average
Calendar Year	Volumes (Bbls)	Short Put Price	Long Put Price	Short Call Price
July-December 2012	220,800	$68.13	$95.00	$113.54
2013	795,670	$66.24	$91.92	$112.25
2014	1,007,130	$65.78	$91.05	$115.64
2015	1,016,500	$65.48	$90.48	$116.51
2016	438,300	$64.78	$89.78	$110.54
2017	72,400	$60.00	$85.00	$104.20

As of June 30, 2012, Legacy had the following NYMEX West Texas Waha, ANR-OK and CIG-Rockies natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Price Range per MMBtu
July-December 2012	3,288,720	$5.10	$2.46	-	$8.70
2013	5,430,654	$4.85	$3.23	-	$6.89
2014	3,891,254	$4.73	$3.61	-	$6.47
2015	1,339,300	$5.65	$5.14	-	$5.82
2016	219,200	$5.30	$5.30

As of June 30, 2012, Legacy had the following West Texas Waha natural gas derivative collar contract that combines a long put option or "floor" with a short call option or "ceiling" as indicated below:

		Floor	Ceiling
Calendar Year	Volumes (MMBtu)	Price	Price
July-December 2012	180,000	$4.00	$5.45

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

On August 29, 2007, Legacy entered into LIBOR interest rate swaps beginning in October 2007 and extending through November 2011. On January 29, 2009, Legacy revised and extended these LIBOR interest rate swaps. The revised swap transaction had Legacy paying its counterparty fixed rates ranging from 4.09% to 4.11%, per annum, and receiving floating rates on a total notional amount of $54 million. In August 2011, Legacy again revised and extended these LIBOR interest rate swaps. The current swap transaction has Legacy paying its counterparty fixed rates ranging from 3.07% to 3.13%, per annum, and receiving floating rates on the same total notional amount of $54 million. These swaps are settled on a monthly basis, beginning in August 2011 and ending in November 2015.

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

On October 6, 2008, Legacy entered into two LIBOR interest rate swaps beginning in October 2008 and extending through October 2011. In January 2009, Legacy revised these LIBOR interest rate swaps extending the termination date through October 2013. The revised swap transactions have Legacy paying its counterparties fixed rates ranging from 3.09% to 3.10%, per annum, and receiving floating rates on a total notional amount of $100 million. In August 2011, Legacy further revised one of the aforementioned LIBOR interest rate swaps, extending the termination date through October 2015. The revised swap transaction has Legacy paying its counterparty a fixed rate of 2.50%, per annum, revised from the previous rate of 3.09%, per annum. The revised swaps are settled on a monthly basis, beginning in August 2011 and January 2009, respectively and ending in October 2015 and October 2013, respectively.

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

Legacy does not specifically designate these derivative transactions as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Interest rate swap settlements	$1,784	$1,896	$3,476	$3,723
Unrealized change in fair value - interest rate swaps	(470)	1,376	(757)	(313)
Total increase to interest expense, net	$1,314	$3,272	$2,719	$3,410

The table below summarizes the interest rate swap position as of June 30, 2012:

				Estimated Fair Market Value at
Notional Amount	Fixed Rate	Effective Date	Maturity Date	June 30, 2012
(Dollars in thousands)
$29,000	3.070%	10/16/2007	10/16/2015	$(2,322)
$13,000	3.112%	11/16/2007	11/16/2015	(1,086)
$12,000	3.131%	11/28/2007	11/28/2015	(1,004)
$60,000	2.650%	4/1/2008	4/1/2013	(918)
$50,000	3.100%	10/10/2008	10/10/2013	(1,477)
$50,000	0.710%	8/10/2011	8/10/2014	(165)
$50,000	2.295%	12/18/2008	12/18/2013	(1,101)
$50,000	0.702%	8/10/2011	8/10/2014	(156)
$50,000	2.500%	10/10/2008	10/10/2015	(3,067)
Total fair market value of interest rate derivatives				$(11,296)

(7)	Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the six months ended June 30, 2012 and year ended December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)
Asset retirement obligation - beginning of period	$120,274	$111,262

Liabilities incurred with properties acquired	5,434	8,300
Liabilities incurred with properties drilled	—	1,101
Liabilities settled during the period	(1,567)	(3,775)
Liabilities associated with properties sold	(207)	—
Current period accretion	2,222	4,234
Current period revisions to previous estimates	—	(848)
Asset retirement obligation - end of period	$126,156	$120,274

(8)	Earnings Per Unit

The following table sets forth the computation of basic and diluted net earnings per unit:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Income available to unitholders	$82,942	$65,853	$90,331	$5,484
Weighted average number of units outstanding	47,850	43,563	47,826	43,546
Effect of dilutive securities:
Restricted units	—	—	—	3
Weighted average units and potential units outstanding	47,850	43,563	47,826	43,549
Basic and diluted earnings per unit	$1.73	$1.51	$1.89	$0.13

The unvested restricted units outstanding as of June 30, 2012 and 2011 were anti-dilutive and therefore had no impact on diluted earnings per unit.

(9)	Unit-Based Compensation

Long-Term Incentive Plan

On March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was implemented for its employees, consultants and directors, its affiliates and its general partner. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights. The LTIP permits the grant of awards covering an aggregate of 2,000,000 units. As of June 30, 2012, grants of awards net of forfeitures covering 1,758,397 units had been made, comprised of 266,014 unit option awards, 778,178 unit appreciation rights awards ("UARs"), 282,879 restricted unit awards, 337,663 phantom unit awards and 93,663 unit awards. The LTIP is administered by the compensation committee (the “Compensation Committee”) of the board of directors of Legacy’s general partner.

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

During the year ended December 31, 2011, Legacy issued 68,000 UARs to employees which vest ratably over a three-year period and 50,034 UARs to employees which vest at the end of a three-year period. During the six-month period ended June 30, 2012, Legacy issued 46,000 UARs to employees which vest ratably over a three-year period. All UARs granted in 2011 and 2012 expire seven years from the grant date and are exercisable when they vest.

For the six-month periods ended June 30, 2012 and 2011, Legacy recorded $(0.4) million and $0.6 million, respectively, of compensation (income)/expense due to the change in liability from December 31, 2011 and 2010, respectively, based on its use of the Black-Scholes model to estimate the June 30, 2012 and 2011 fair value of these UARs and unit options (see Note 5). As of June 30, 2012, there was a total of approximately $0.9 million of unrecognized compensation costs related to the unexercised and non-vested portion of these UARs. At June 30, 2012, this cost was expected to be recognized over a weighted-average period of approximately 1.8 years. Compensation expense is based upon the fair value as of June 30, 2012 and is recognized as a percentage of the service period satisfied. Since Legacy's trading history does not yet match the term of the outstanding UAR and unit option awards, it has used an estimated volatility factor of approximately 50% based upon the historical trends of a representative group of publicly-traded companies in the energy industry and employed the Black-Scholes model to estimate the June 30, 2012 fair value to be realized as compensation cost based on the percentage of service period satisfied. Based on historical data, Legacy has assumed an estimated forfeiture rate of 3.2%. As required by ASC 718, Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.22 per unit.

A summary of UAR and unit option activity for the six months ended June 30, 2012 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	620,031	$22.36
Granted	46,000	28.26
Exercised	(58,433)	21.21
Forfeited	(38,166)	24.15
Outstanding at June 30, 2012	569,432	$22.83	4.2	$1,735,937

UARs and unit options exercisable at June 30, 2012	175,166	$21.73	1.8	$657,387

The following table summarizes the status of Legacy’s non-vested UARs since January 1, 2012:

	Non-Vested UARs
	Number of Units	Weighted-Average Exercise Price
Non-vested at January 1, 2012	387,766	$22.80
Granted	46,000	28.26
Vested - Unexercised	(16,334)	26.11
Vested - Exercised	(500)	10.20
Forfeited	(22,666)	22.19
Non-vested at June 30, 2012	394,266	$23.32

Legacy has used a weighted-average risk-free interest rate of 0.7% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at June 30, 2012 whose terms are consistent with the expected life of the UARs and unit options. Expected life represents the period of time that UARs and unit options are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Six Months Ended
June 30, 2012
Expected life (years)	4.20
Risk free interest rate	0.7%
Annual distribution rate per unit	$2.22
Volatility	50%

Phantom Units

Legacy has also issued phantom units under the LTIP to both executive officers, as described below, and certain other employees. A phantom unit is a notional unit that entitles the holder, upon vesting, to receive cash valued at the closing price of units on the vesting date, or, at the discretion of the Compensation Committee, the same number of Partnership units. Because Legacy’s current intent is to settle these awards in cash, Legacy is accounting for the phantom units by utilizing the liability method.

On September 21, 2009, the board of directors of Legacy’s general partner, upon the recommendation of the Compensation Committee, implemented the current equity-based incentive compensation policy applicable to the executive officers of Legacy. In addition to cash bonus awards, under the compensation plan, the executives are eligible for both subjective and objective grants of phantom units. The subjective, or service-based, grants may be awarded up to a maximum percentage of annual salary ranging from 30% to 110% as determined by the Compensation Committee. Once granted, these phantom units vest ratably over a three-year period. The objective, or performance-based, grants may be awarded up to a maximum percentage of annual salary ranging from 45% to 165%, as determined by the Compensation Committee. However, the amount to vest each year for the three-year vesting period will be determined on each vesting date based on a three-step process, with the first two steps each comprising 50% of the total vesting amount while the third step is the sum of the first two steps. The first step in the process will be a function of Total Unitholder Return (“TUR”) for the Partnership and the percentage rank of the Legacy TUR among a peer group of upstream master limited partnerships, as determined by the Compensation Committee at the beginning of each year. The percentage of the 50% performance-based award to vest under this step is determined within a matrix which ranges from 0% to 100% and will increase from 0% to 100% as each of the Legacy TUR and the percentage rank of the Legacy TUR among the peer group increase. The applicable Legacy TUR range is from less than 8% (where 0% to 25% of the amount will vest, depending upon the Legacy TUR ranking among its peer group) to more than 20% (where 50% to 100% of the amount will vest, depending upon the Legacy TUR ranking among its peer group). In the second step, the Legacy TUR will be compared to the TUR of a group of master limited partnerships included in the Alerian MLP Index. The percentage of the 50% of the performance-based award to vest under this step is determined within a matrix which ranges from 0% to 100% and will increase from 0% to 100% as the Legacy TUR and the percentile rank of the Legacy TUR among the Adjusted Alerian MLP Index increases. The applicable Legacy TUR range is from less than 8% (where 0% to 30% of the amount will vest, depending upon the Legacy TUR percentile ranking among the Adjusted Alerian MLP Index) to more than 20% (where 50% to 100% of the amount will vest, depending upon the Legacy TUR percentile ranking among the Adjusted Alerian MLP Index). The third step is the addition of the above two steps to determine the total performance-based awards to vest. Performance based phantom units subject to vesting which do not vest in a given year will be forfeited. With respect to both the subjective and objective units awarded under this compensation policy, distribution equivalent rights ("DERs") will accumulate and accrue based on the total number of actual amounts vested and will be payable at the date of vesting.

On February 18, 2011, the Compensation Committee approved the award of 32,806 subjective, or service-based, phantom units and 53,487 objective, or performance based, phantom units to Legacy’s executive officers. On February 1, 2012 and February 2, 2012, the Compensation Committee approved the award of 30,828 subjective, or service-based, phantom units and 57,189 objective, or performance based, phantom units to Legacy’s executive officers. Upon his resignation effective March 16, 2012, Legacy's former President and Chief Financial Officer forfeited all of his unvested phantom unit awards.

Compensation expense related to the phantom units and associated DERs was $0.7 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively.

Restricted Units

During the year ended December 31, 2011, Legacy issued an aggregate of 51,365 restricted units to non-executive employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. During the six-

month period ended June 30, 2012, Legacy issued an aggregate of 89,645 restricted units to both non-executive employees and certain executive employees not previously covered under the aforementioned executive compensation plan. The restricted units awarded vest either ratably over a three-year period, ratably over a two-year period or cliff vest at the end of a five year period, all beginning on the date of grant. Compensation expense related to restricted units was $0.7 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was a total of $3.6 million of unrecognized compensation expense related to the unvested portion of these restricted units. At June 30, 2012, this cost was expected to be recognized over a weighted-average period of 2.6 years. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at June 30, 2012, do not include 146,477 units related to unvested restricted unit awards.

Board and Additional Executive Units

On May 11, 2011, Legacy granted and issued 1,630 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy's general partner. The value of each unit was $30.24 at the time of issuance. On August 26, 2011, Legacy granted and issued 1,885 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy's general partner. The value of each unit was $26.94 at the time of issuance. On May 9, 2012, Legacy granted and issued 3,509 units to each of its five non-employee directors and 2,500 units to an executive employee. The value of each unit was $28.34 at the time of issuance.

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

(11) Equity Distribution Agreement

Legacy currently has an Equity Distribution Agreement with Knight Capital Americas, L.P. ("KCA") under which Legacy may offer and sell units from time to time through KCA, as Legacy's sales agent. During the year ended December 31, 2011, Legacy received proceeds from 87,364 units issued pursuant to this agreement of approximately $2.4 million gross and $2.3 million net of commissions, which proceeds were used for general partnership purposes. No sales were made during the six-months ended June 30, 2012.

(12) Subsequent Events

On July 20, 2012, Legacy’s board of directors approved a distribution of $0.56 per unit payable on August 10, 2012 to unitholders of record on July 30, 2012, representing an increase of $0.005 per unit over the last quarterly distribution.

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

We face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from a given well or formation decreases. We attempt to overcome this natural decline by acquiring more reserves than we produce, drilling to find additional reserves, utilizing multiple types of recovery techniques such as secondary (waterflood) and tertiary (CO2 and nitrogen) recovery methods to re-pressure the reservoir and recover additional oil, re-completing or adding pay in existing wellbores and improving artificial lift. Our future growth will depend on our ability to continue to add reserves in excess of production. We will maintain our focus on adding reserves through acquisitions and exploitation projects. Our ability to add reserves through acquisitions and exploitation projects is dependent upon many factors including our ability to raise capital, competitively bid on acquisitions, obtain regulatory approvals and contract drilling rigs and personnel.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per unit data)
Revenues:
Oil sales	$65,787	$73,569	$141,925	$132,834
Natural gas liquid sales	3,524	4,722	7,250	8,972
Natural gas sales	9,851	14,544	22,634	23,797
Total revenue	$79,162	$92,835	$171,809	$165,603

Expenses:
Oil and natural gas production	$23,877	$20,982	$46,859	$42,479
Ad valorem taxes	2,529	2,456	$4,435	$4,716
Total oil and natural gas production	$26,406	$23,438	$51,294	$47,195
Production and other taxes	$4,687	$5,533	$9,904	$9,890
General and administrative	$5,161	$4,455	$11,611	$10,813
Depletion, depreciation, amortization and accretion	$25,370	$22,146	$48,209	$41,706

Realized commodity derivative settlements:
Realized losses on oil derivatives	$(6,855)	$(8,852)	$(13,057)	$(9,992)
Realized gains on natural gas derivatives	$4,817	$2,565	$8,967	$5,381

Production:
Oil (MBbls)	790	759	1,578	1,435
Natural gas liquids (MGal)	3,626	3,456	7,116	6,773
Natural gas (MMcf)	2,545	2,248	5,203	3,849
Total (MBoe)	1,301	1,216	2,615	2,238
Average daily production (Boe/d)	14,297	13,363	14,368	12,365

Average sales price per unit (excluding derivatives):
Oil price (per Bbl)	$83.27	$96.93	$89.94	$92.57
Natural gas liquid price (per Gal)	$0.97	$1.37	$1.02	$1.32
Natural gas price (per Mcf)	$3.87	$6.47	$4.35	$6.18
Combined (per Boe)	$60.85	$76.34	$65.70	$74.00

Average sales price per unit (including realized derivative gains/losses):
Oil price (per Bbl)	$74.60	$85.27	$81.67	$85.60
Natural gas liquid price (per Gal)	$0.97	$1.37	$1.02	$1.32
Natural gas price (per Mcf)	$5.76	$7.61	$6.07	$7.58
Combined (per Boe)	$59.28	$71.17	$64.14	$71.94

NYMEX oil index prices per Bbl:
Beginning of period	$103.02	$106.72	$98.83	$91.38
End of period	$84.96	$95.42	$84.96	$95.42

NYMEX gas index prices per Mcf:
Beginning of period	$2.13	$4.39	$2.99	$4.41
End of period	$2.82	$4.37	$2.82	$4.37

Average unit costs per Boe:
Oil and natural gas production	$18.35	$17.25	$17.92	$18.98
Ad valorem taxes	$1.94	$2.02	$1.70	$2.11
Production and other taxes	$3.60	$4.55	$3.79	$4.42
General and administrative	$3.97	$3.66	$4.44	$4.83
Depletion, depreciation, amortization and accretion	$19.50	$18.21	$18.44	$18.64

Results of Operations

Three-Month Period Ended June 30, 2012 Compared to Three-Month Period Ended June 30, 2011

Legacy’s revenues from the sale of oil were $65.8 million and $73.6 million for the three-month periods ended June 30, 2012 and 2011, respectively. Legacy’s revenues from the sale of NGLs were $3.5 million and $4.7 million for the three-month periods ended June 30, 2012 and 2011, respectively. Legacy’s revenues from the sale of natural gas were $9.9 million and $14.5 million for the three-month periods ended June 30, 2012 and 2011, respectively. The $7.8 million decrease in oil revenues reflects the decrease in average realized price of $13.66 per Bbl (14%) partially offset by an increase in oil production of 31 MBbls (4%). This decrease in average realized oil price was caused not only by a decrease in the average West Texas Intermediate ("WTI") crude oil price (approximately 9%), but also by a significant increase in the Midland-to-WTI crude oil differential for the three-month period ended June 30, 2012. This increase in production is due to Legacy’s purchase of additional oil and natural gas properties during the latter half of 2011 and the first half of 2012. The $1.2 million decrease in NGL sales reflects a decrease in the average realized price of $0.40 per gallon (29%) partially offset by an increase in NGL production of approximately 170 MGals (5%) due to Legacy's purchase of additional oil and natural gas properties during the latter half of 2011 and the first half of 2012. The $4.7 million decrease in natural gas revenues reflects a decrease in average realized natural gas prices partially offset by an increase in natural gas production. Our natural gas production increased approximately 297 MMcf (13%) due to Legacy’s purchase of additional oil and natural gas properties. Legacy's average realized natural gas price decreased by $2.60 per Mcf (40%), which reflects declining NYMEX natural gas prices and declining NGL prices. We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content contained with those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin and for Legacy as a whole are substantially higher than NYMEX Henry Hub natural gas prices due to the NGL content.

For the three-month period ended June 30, 2012, Legacy recorded $84.4 million of net gains on oil and natural gas derivatives comprised of realized losses of $2.0 million from net cash settlements of oil and natural gas derivative contracts and net unrealized gains of $86.4 million. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives that will be settled in future periods. Legacy had unrealized net gains of $93.4 million from oil derivatives primarily because oil futures prices decreased during the three-month period ended June 30, 2012. Unlike at March 31, 2012, the average contract prices of Legacy's outstanding oil derivatives exceeded oil futures prices at June 30, 2012, which changed the associated net liability at March 31, 2012 to a net asset at June 30, 2012, resulting in the recording of the corresponding unrealized gain. Legacy had unrealized net losses from natural gas derivatives of $7.0 million because the NYMEX natural gas futures prices increased during the three-month period ended June 30, 2012. Due to this increase in natural gas prices during the quarter, the positive differential between the average contract prices of Legacy’s natural gas derivatives and NYMEX prices decreased. Accordingly, the net asset attributable to Legacy’s outstanding natural gas derivatives decreased, resulting in the recording of the corresponding unrealized loss. For the three-month period ended June 30, 2011, Legacy recorded $35.6 million of net gains on oil and natural gas derivatives, comprised of realized losses of $6.3 million from net cash settlements of oil and natural gas derivative contracts and net unrealized gains of $41.9 million.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $23.9 million ($18.35 per Boe) for the three-month period ended June 30, 2012 from $21.0 million ($17.25 per Boe) for the three-month period ended June 30, 2011. Production expenses increased primarily due to the acquisition of oil and natural gas properties and, to a lesser extent, expenses associated with Legacy's development activities and industry-wide cost increases. As we have historically realized a lag in production costs relative to product prices, the recent decline in oil prices has not yet been fully reflected in the costs of goods and services. Legacy’s ad valorem tax expense remained relatively unchanged at $2.5 million ($1.94 per Boe) for the three-month period ended June 30, 2012 compared to $2.5 million ($2.02 per Boe) for the three-month period ended June 30, 2011.

Legacy’s production and other taxes were $4.7 million and $5.5 million for the three-month periods ended June 30, 2012 and 2011, respectively. Production and other taxes decreased primarily as a result of lower realized commodity prices partially offset by higher production volumes, as production and other taxes as a percentage of revenue remained largely unchanged.

Legacy’s general and administrative expenses were $5.2 million and $4.5 million for the three-month periods ended June 30, 2012 and 2011, respectively. General and administrative expenses increased $0.7 million as increases in salaries and benefits related to the hiring of additional personnel was largely offset by a decrease in unit-based compensation of $0.5 million.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $25.4 million and $22.1 million for the three-month periods ended June 30, 2012 and 2011, respectively. DD&A increased primarily due to increased production from our development activities and recent acquisitions, as well as proportionate increases in cost basis. These increases were partially offset by increased reserve volumes related to our acquisitions and development activities.

Impairment expense was $14.0 million and $0.1 million for the three-month periods ended June 30, 2012 and 2011, respectively. In the three-month period ended June 30, 2012, Legacy recognized $6.2 million of impairment expense on 15 separate producing fields primarily related to lower oil prices at June 30, 2012 compared to March 31, 2012, which reduced the future expected cash flows. The remaining $7.8 million represents the impairment of goodwill recognized on an acquisition of oil and natural gas properties during the three-month period ended June 30, 2012. Legacy entered into a purchase and sale agreement with a third party to acquire certain oil and natural gas properties, the purchase price of which was negotiated as of the date of the agreement. During the period between the agreement date and the date of closing the acquisition, oil futures prices declined significantly, thereby reducing the fair value of the properties acquired at the date of close. Since the oil derivatives we entered into on the agreement date related to expected production from these properties constitute separate transactions they do not affect the associated fair value of the oil and natural gas properties acquired. Because the purchase price exceeded the fair value of the properties acquired, goodwill was recognized and subsequently tested for impairment. As of June 30, 2012, all of the goodwill associated with this acquisition has been impaired. Impairment expense for the period ended June 30, 2011, was related to reserve valuation adjustments on properties acquired in late 2010.

Legacy recorded interest expense of $4.6 million and $6.5 million for the three-month periods ended June 30, 2012 and 2011, respectively. Interest expense decreased approximately $1.9 million primarily due to a reduction in the mark-to-market adjustment of our interest rate swap derivatives consisting of a $0.5 million reduction in interest expense for the three-month period ended June 30, 2012, compared to a $1.4 million increase in interest expense for the three-month period ended June 30, 2011.

Six-Month Period Ended June 30, 2012 Compared to Six-Month Period Ended June 30, 2011

Legacy’s revenues from the sale of oil were $141.9 million and $132.8 million for the six-month periods ended June 30, 2012 and 2011, respectively. Legacy’s revenues from the sale of NGLs were $7.3 million and $9.0 million for the six-month periods ended June 30, 2012 and 2011, respectively. Legacy’s revenues from the sale of natural gas were $22.6 million and $23.8 million for the six-month periods ended June 30, 2012 and 2011, respectively. The $9.1 million increase in oil revenues reflects the increase in oil production of 143 MBbls (10%) which was partially offset by the decrease in average realized price of $2.63 per Bbl (3%), primarily due to increased oil differentials during the six-month period ended June 30, 2012. This increase in production is due primarily to Legacy’s purchase of additional oil and natural gas properties during the latter half of 2011 and the first half of 2012 as well as Legacy's ongoing development activities that are focused in the Permian Basin, primarily the Wolfberry play. The $1.7 million decrease in NGL sales reflects a decrease in the average realized price of $0.30 per gallon (23%) partially offset by an increase in NGL production of approximately 343 MGals (5%) due primarily to Legacy’s purchase of additional oil and natural gas properties during the latter half of 2011 and the first and second quarters of 2012 and Legacy's ongoing development activities. The $1.2 million decrease in natural gas revenues reflects a decrease in average realized prices partially offset by an increase in natural gas production. Our natural gas production increased approximately 1,354 MMcf (35%) due primarily to Legacy’s purchase of additional oil and natural gas properties as well as Legacy's ongoing development activities that are primarily focused in the Permian Basin, specifically the Wolfberry play, in which we produce primarily oil but also a significant amount of NGL-rich, casinghead natural gas. Legacy's average realized natural gas price decreased by $1.83 per Mcf (30%), which reflects declining NYMEX natural gas prices and declining NGL prices. We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content contained with those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin and for Legacy as a whole are substantially higher than NYMEX Henry Hub natural gas prices due to the NGL content.

For the six-month period ended June 30, 2012, Legacy recorded $61.3 million of net gains on oil and natural gas derivatives comprised of realized losses of $4.1 million from net cash settlements of oil and natural gas derivative contracts and net unrealized gains of $65.4 million. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives that will be settled in future periods. Legacy had unrealized net gains of $70.1 million from oil derivatives because oil futures prices decreased during the six-month period ended June 30, 2012. Unlike at December 31, 2011, the average contract prices of Legacy's outstanding oil derivatives exceeded oil futures prices at June 30, 2012, which changed the associated net liability at December 31, 2011 to a net asset at June 30, 2012, resulting in the recording of the corresponding unrealized gain. Legacy had unrealized net losses from natural gas derivatives of $4.8 million because the decline in NYMEX natural gas futures prices during the six-month period ended June 30, 2012 was more than offset by the addition of natural gas derivatives contracts at lower prices, which reduced Legacy's average derivative contract prices. Since the reduction of Legacy's average contract prices of its outstanding natural gas derivatives was greater than the reduction in NYMEX natural gas futures prices during the six-month period ended June 30, 2012, the positive differential between Legacy’s natural gas derivatives and NYMEX prices decreased, which reduced the net asset attributable to unrealized net gains from Legacy’s outstanding natural gas derivatives and resulted in the recording of the corresponding unrealized loss. For the six-month period ended June 30, 2011, Legacy recorded $39.9 million of net losses on oil and natural gas derivatives, comprised of realized losses of $4.6 million from net cash settlements of oil and natural gas derivative contracts and net unrealized losses of $35.2 million.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $46.9 million ($17.92 per Boe) for the six-month period ended June 30, 2012 from $42.5 million ($18.98 per Boe) for the six-month period ended June 30, 2011. Production expenses increased primarily due to the purchases of oil and natural gas properties and, to a lesser extent, expenses associated with Legacy's development activity and industry-wide cost increases. Additionally, Legacy's production expense per Boe decreased to $17.92 for the six month period ended June 30, 2012 from $18.98 per Boe for the six month period ended June 30, 2011. This decrease on a per Boe basis was primarily caused by two factors. Initially, production was 17% higher for the six month period ended June 30, 2012 compared to the same period in 2011. The 2012 production amounts included six months of production from acquisitions of natural gas properties, which typically have lower operating costs per Boe than oil properties, acquired during 2011. In addition, production expenses per Boe were adversely affected during the six month period ended June 30, 2011 due to lower sales volumes driven by extremely cold weather in the Permian Basin during the first quarter of 2011. Legacy’s ad valorem tax expense decreased to $4.4 million ($1.70 per Boe) for the six-month period ended June 30, 2012, from $4.7 million ($2.11 per Boe) for the six-month period ended June 30, 2011.

Legacy’s production and other taxes were $9.9 million and $9.9 million for the six-month periods ended June 30, 2012 and 2011, respectively. Production and other taxes remained unchanged as production and other taxes as a percentage of revenue remained largely unchanged.

Legacy’s general and administrative expenses were $11.6 million and $10.8 million for the six-month periods ended June 30, 2012 and 2011, respectively. General and administrative expenses increased $0.8 million as increases in salaries and benefits related to the hiring of additional personnel was primarily offset by a decrease in unit-based compensation of $0.9 million.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $48.2 million and $41.7 million for the six-month periods ended June 30, 2012 and 2011, respectively. DD&A increased primarily because of increased production from our development activities and recent acquisitions, as well as proportionate increases in cost basis. These increases were partially offset by increased reserve volumes related to our acquisitions, development activities and higher average commodity prices.

Impairment expense was $15.3 million and $1.2 million for the six-month periods ended June 30, 2012 and 2011, respectively. In the six-month period ended June 30, 2012, Legacy recognized $7.5 million of impairment expense on 24 separate producing fields primarily related to lower oil and natural gas prices at June 30, 2012, which reduced the future expected cash flows. The remaining $7.8 million is the impairment of goodwill recognized on an acquisition of oil and natural gas properties during the six-month period ended June 30, 2012. Legacy entered into a purchase and sale agreement with a third party to acquire certain oil and natural gas properties, the purchase price of which was negotiated as of the date of the agreement. During the period between the agreement date and the date of closing the acquisition, oil futures prices declined significantly, thereby reducing the fair value of the properties acquired at the date of close. Since the oil derivatives we entered into on the agreement date related to expected production from these properties constitute separate transactions they do not affect the associated fair value of the oil and natural gas properties acquired. Because the purchase price exceeded the fair value of the properties acquired, goodwill was recognized and subsequently tested for impairment. As of June 30, 2012, all of the goodwill associated with this acquisition has been impaired. Impairment expense for the period ended June 30, 2011, was related to reserve valuation adjustments on properties acquired in late 2010.

Legacy recorded interest expense of $9.0 million and $9.9 million for the six-month periods ended June 30, 2012 and 2011, respectively. Interest expense decreased approximately $0.9 million due primarily to a reduction in the mark-to-market adjustments of our interest rate swap derivatives consisting of a $0.8 million reduction in interest expense for the six-month period ended June 30, 2012, compared to a $0.3 million reduction in interest expense for the six-month period ended June 30, 2011.

Non-GAAP Financial Measures

For the three months ended June 30, 2012 and 2011, respectively, Adjusted EBITDA (as defined below) decreased 24% to $40.7 million from $53.8 million primarily due to decreased revenues from our oil, NGL and natural gas sales as well as higher production expenses. These factors were partially offset by lower production and other taxes as well as decreased realized commodity derivative settlement payments of approximately $4.2 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. For the three months ended June 30, 2012 and 2011, respectively, Distributable Cash Flow decreased 39% to $19.1 million from $31.4 million, primarily due to the decreased Adjusted EBITDA.

For the six months ended June 30, 2012 and 2011, respectively, Adjusted EBITDA remained relatively unchanged at $95.9 million compared to $96.1 million as revenue increases during the six months ended June 30, 2012 were largely offset by higher production expenses during the same period. Distributable Cash Flow increased 1% to $55.5 million from $55.0 million, primarily related to minor decreases in development capital expenditures and cash payments related to long term incentive plan awards.

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

The following table presents a reconciliation of Legacy’s consolidated net income to Adjusted EBITDA and Distributable Cash Flow for the three and six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net income	$82,942	$65,853	$90,331	$5,484
Plus:
Interest expense	4,636	6,492	8,971	9,869
Income tax expense	613	601	824	271
Depletion, depreciation, amortization and accretion	25,370	22,146	48,209	41,706
Impairment of long-lived assets	13,978	144	15,279	1,191
Gain on disposal of assets	(349)	—	(3,837)	—
Equity in income of partnership	(32)	(43)	(57)	(72)
Unit-based compensation expense (benefit)	(24)	528	1,532	2,438
Unrealized (gains) losses on oil and natural gas derivatives	(86,388)	(41,893)	(65,351)	35,239
Adjusted EBITDA	$40,746	$53,828	$95,901	$96,126

Less:
Cash interest expense	4,859	4,647	9,113	9,193
Cash settlements of LTIP unit awards	112	385	2,381	2,669
Development capital expenditures	16,693	17,386	28,892	29,295
Distributable Cash Flow	$19,082	$31,410	$55,515	$54,969

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

The amounts available for borrowing under our credit facility are subject to a borrowing base, which is currently set at $565.0 million. As of August 2, 2012, we had $132.9 million available for borrowing under our revolving credit facility. Based on their commodity price expectations, our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled for October 2012. Please see “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

Legacy’s net cash provided by operating activities was $89.6 million and $91.7 million for the six-month periods ended June 30, 2012 and 2011, respectively. The 2012 period was unfavorably impacted by lower realized commodity prices and higher expenses, largely offset by higher production volumes. In addition, the net cash amounts for 2012 and 2011 do not include cash settlements paid of $4.1 million and $4.6 million, respectively, from our commodity derivative transactions.

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

Investing Activities

Legacy’s cash capital expenditures were $134.3 million for the six-month period ended June 30, 2012. The total includes $105.3 million for the acquisition of oil and natural gas properties in nine individually immaterial acquisitions and $28.9 million for development projects. Legacy’s cash capital expenditures were $111.8 million for the six-month period ended June 30, 2011. The total includes $82.5 million for the acquisition of oil and natural gas properties in 17 individually immaterial acquisitions and $29.3 million for development projects.

Our capital expenditure budget, which predominantly consists of drilling, re-completion and capital workover projects, is currently $62.0 million for the year ending December 31, 2012, of which $28.9 million has been expended during the six-months ended June 30, 2012. Our remaining borrowing capacity under our revolving credit facility is $132.9 million as of August 2, 2012. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods or accelerate projects planned for future periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner. Based upon current oil and natural gas price expectations for the year ending December 31, 2012, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our remaining planned capital expenditures of $33.1 million. Future cash distributions will be at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt and any other factors the board of directors of our general partner may consider. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. Currently, we use derivatives to offset price volatility on NYMEX oil and natural gas prices, which do not include the additional net discount that we typically experience in the Permian Basin. For the six-month period ended June 30, 2012 and 2011 we had unfavorable cash settlements of $4.1 million and $4.6 million, respectively, related to our commodity derivatives. At June 30, 2012, we had in place oil and natural gas derivatives covering significant portions of our estimated 2012 through 2017 oil, NGL and natural gas production. As of August 2, 2012, we have derivative contracts covering approximately 74% of our remaining expected oil, NGL and natural gas production for 2012, 62% for 2013 and 27% of our currently expected oil and natural gas production for 2014 through December 2017.

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

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of August 2, 2012, covering the period from July 1, 2012 through June 30, 2017. We use derivatives, including swaps, collars and 3-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are settled based upon the monthly average closing price of the front-month NYMEX WTI oil contract price of oil at Cushing, Oklahoma, and West Texas Waha, Rocky Mountain CIG and ANR-Oklahoma prices of natural gas on the average of the three final trading days of the month and settlement occurs on the fifth day of the production month.

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
July-December 2012(a)	1,131,571	$89.46	$67.72	-	$109.20
2013(a)	1,498,443	$90.10	$80.10	-	$108.65
2014	901,014	$92.89	$87.50	-	$103.75
2015	362,851	$93.73	$90.50	-	$100.20
2016	45,600	$94.53	$91.00	-	$99.85

(a)
On October 6, 2010, as part of an oil swap transaction entered into with a counterparty, we sold two call options to the counterparty that allow the counterparty to extend a swap transaction covering calendar year 2011 to either 2012, 2013 or both calendar years. The counterparty exercised the option covering calendar year 2012 on December 30, 2011 and must exercise or decline the option covering calendar year 2013 on December 31, 2012. As the option was exercised for calendar year 2012, we will pay the counterparty floating prices and receive a fixed price of $98.25 per Bbl on annual notional volumes of 183,000 Bbls (92,000 Bbls remaining as of July 1, 2012). For calendar year 2013, if exercised, we would pay the counterparty floating prices and receive a fixed price of $98.25 per Bbl on annual notional volumes of 182,500 Bbls in 2013. The premium paid by the counterparty to us for the two call options was in the form of an increase in the fixed price that we received pursuant to the 2011 swap of $98.25 per Bbl on 182,500 Bbls, or 500 Bbls per day, rather than the prevailing market price of approximately $87.00 per Bbl. These additional potential volumes related to the unexercised 2013 option are not reflected in the above table.

Calendar Year	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
July-December 2012	3,288,720	$5.10	$2.46	-	$8.70
2013	5,430,654	$4.85	$3.23	-	$6.89
2014	3,891,254	$4.73	$3.61	-	$6.47
2015	1,339,300	$5.65	$5.14	-	$5.82
2016	219,200	$5.30	$5.30

On June 24, 2008, we entered into a NYMEX West Texas Intermediate crude oil derivative collar contract that combines a long put option or “floor” with a short call option or “ceiling.” The following table summarizes the oil collar contract currently in place as of August 2, 2012, covering the period from July 1, 2012 through December 31, 2012:

Calendar Year	Volumes (Bbls)	Floor Price	Ceiling Price
July-December 2012	32,800	$120.00	$156.30

On January 12, 2011, we entered into a West Texas Waha natural gas derivative collar contract that combines a long put option or "floor" with a short call option or "ceiling." The following table summarizes the natural gas collar contract currently in place as of August 2, 2012, covering the period from July 1, 2012 through December 31, 2012:

Calendar Year	Volumes (MMBtu)	Floor Price	Ceiling Price
July-December 2012	180,000	$4.00	$5.45

We have also entered into multiple NYMEX West Texas Intermediate crude oil derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. In regards to our three-way collar contracts, if the market price has fallen below the short put fixed price, we would receive the market price plus $25 or $30 per barrel, depending on the contract. The following table summarizes the three-way oil collar contracts currently in place as of August 2, 2012, covering the period from July 1, 2012 through June 30, 2017:

		Average	Average	Average
Calendar Year	Volumes (Bbls)	Short Put Price	Long Put Price	Short Call Price
July-December 2012	220,800	$68.13	$95.00	$113.54
2013	795,670	$66.24	$91.92	$112.25
2014	1,007,130	$65.78	$91.05	$115.64
2015	1,016,500	$65.48	$90.48	$116.51
2016	438,300	$64.78	$89.78	$110.54
2017	72,400	$60.00	$85.00	$104.20

Financing Activities

Legacy’s net cash provided by financing activities was $48.8 million for the six months ended June 30, 2012, compared to net cash provided of $29.3 million for the six months ended June 30, 2011. During the six months ended June 30, 2012, total net borrowings under our revolving credit facility were $102.0 million, comprised of borrowings of $263.0 million and repayments of $161.0 million. The borrowings under the credit facility were used to finance our acquisition and development activities. Additionally, Legacy had cash outflow during the six months ended June 30, 2012 in the amount of $53.0 million for distributions to unitholders which was funded from cash flow from operations. Cash provided by financing activities during the six months ended June 30, 2011, included $80.0 million in net borrowings under our revolving credit facility and $46.0 million for distributions to unitholders.

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

Current Credit Agreement

On March 10, 2011, we entered into an amended and restated five-year, $1 billion secured revolving credit facility with BNP Paribas as administrative agent (the "Current Credit Agreement"). In conjunction with BNP Paribas' sale of its energy lending practice to Wells Fargo, Wells Fargo is now the administrative agent under the Current Credit Agreement effective April 20, 2012. Our obligations under the Current Credit Agreement are secured by mortgages on 80% of our oil and natural gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. Borrowings under the Current Credit Agreement mature on March 10, 2016. The amount available for borrowing at any one time is limited to the borrowing base, which is currently set at $565 million with a $2 million sub-limit for letters of credit. The borrowing base is subject to semi-annual redeterminations on or about April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. We also have the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility, so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral. Legacy may at any time issue up to $500 million in aggregate principal amount of senior notes or new debt whose proceeds are used to refinance such senior notes, subject to specified conditions in the Current Credit Agreement, which include that upon the issuance of such senior notes or new debt, the borrowing base shall be reduced by an amount equal to (i) in the case of senior notes, 25% of the stated principal amount of the senior notes and (ii) in the case of new debt, 25% of the portion of the new debt that exceeds the principal amount of the senior notes. Also, notwithstanding that a lender (or its affiliate) is no longer a party to the Current Credit Agreement, any lender (or its affiliate) which has entered into any hedging arrangement with us while a party to the Current Credit Agreement will continue to have our obligations under such hedging arrangement secured on a ratable and pari passu basis by the collateral securing our obligations under the Current Credit Agreement, the related loan documents and our hedging arrangements.

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

We pay a commitment fee equal to 0.50% per annum on the average daily amount of the unused amount of the commitments under the Current Credit Agreement, payable quarterly.

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

As of June 30, 2012, Legacy was in compliance with all financial and other covenants of the revolving credit facility.

Legacy periodically enters into interest rate swap transactions to mitigate the volatility of interest rates. As of June 30, 2012, Legacy had interest rate swaps on notional amounts of $364 million with a weighted-average fixed rate of 2.17%. These swaps mature between April 2013 and November 2015.

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

           Nature of Critical Estimate Item:  Oil and Natural Gas Reserves — Our estimate of proved reserves is based on the quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. LaRoche Petroleum Consultants, Ltd., annually prepares a reserve and economic evaluation of all our properties in accordance with SEC guidelines on a lease, unit or well-by-well basis, depending on the availability of well-level production data. The accuracy of our reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs, and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the economics of producing the reserves may change and therefore the estimate of proved reserves also may change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Despite the inherent imprecision in these engineering estimates, our reserve estimates are used throughout our financial statements. Reserves and their relation to estimated future net cash flows impact the recording of our oil and natural gas acquistions, depletion and impairment calculations. With regards to its impact on depletion, adjustments to depletion rates are made concurrently with changes to reserve estimates.

Assumptions/Approach Used:  Units-of-production method to deplete our oil and natural gas properties — The quantity of reserves could significantly impact our depletion expense. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate.

Effect if Different Assumptions Used:  Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the three-month period ended June 30, 2012 by approximately 10%.

Nature of Critical Estimate Item:  Asset Retirement Obligations — We have certain obligations to remove tangible equipment and restore land at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. US GAAP requires us to estimate asset retirement costs for all of our assets, adjust those costs for inflation to the forecasted abandonment date, discount that amount using a credit-adjusted risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an asset retirement obligation ("ARO") liability in that amount with a corresponding addition to our asset value. When new obligations are incurred, i.e. a new well is drilled or acquired, we add a layer to the ARO liability. We then accrete the liability layers quarterly using the applicable period-end effective credit-adjusted risk-free rates for each layer. Should either the estimated life or the estimated abandonment costs of a property change materially upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted risk-free rate. The carrying value of the ARO is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost. Thus, abandonment costs will almost always approximate the estimate. When well obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from our balance sheet.

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

We do not specifically designate derivative instruments as cash flow hedges, even though they reduce our exposure to changes in oil, NGL and natural gas prices and interest rate changes. Therefore, the mark-to-market of these instruments is recorded in current earnings. We use market value estimates prepared by a third party firm, which specializes in valuing derivatives, and validate these estimates by comparison to counterparty estimates as the basis for these end-of-period mark-to-market adjustments. When we record a mark-to-market adjustment resulting in a loss in a current period, these unrealized losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods. As shown in tables on prior pages, we have hedged a significant portion of our future production through 2017. As oil and natural gas prices rise and fall, our future cash obligations related to these derivative transactions will rise and fall.

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

As of June 30, 2012, the fair market value of Legacy’s commodity derivative positions was a net asset of $56.9 million based on NYMEX futures prices from July 2012 to June 2017 for both oil and natural gas. As of December 31, 2011, the fair market value of Legacy’s commodity derivative positions was a net liability of $8.4 million based on NYMEX futures prices from January 2011 to December 2016 for both oil and natural gas. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from July 2012 through June 2017, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investing Activities.”

Interest Rate Risks

At June 30, 2012, Legacy had debt outstanding of $439 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for the six-month period ended June 30, 2012 was 2.8%. A 1% increase in LIBOR on Legacy outstanding debt as of June 30, 2012 would result in an estimated $0.75 million increase in annual interest expense as Legacy has entered into interest rate swaps with a weighted-average fixed rate of 2.17% to mitigate the volatility of interest rates on notional amounts of $364 million of floating rate debt.

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

Our management, with the participation of our general partner’s chief executive officer and interim chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

Our general partner’s chief executive officer and interim chief financial officer do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the risk factor set forth below and the other information set forth in this report, you should carefully consider the factors discussed under, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.  The risks described in these reports are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our sales of oil, natural gas, NGLs and other energy commodities, and related hedging activities, expose us to potential regulatory risks.

The Federal Trade Commission, the Federal Energy Regulatory Commission and the Commodity Futures Trading Commission (the “CFTC”) hold statutory authority to monitor certain segments of the physical and futures energy commodities markets. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical sales of oil, natural gas, NGLs or other energy commodities, and any related hedging activities that we undertake, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Our sales may also be subject to certain reporting and other requirements. Failure to comply with such regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

The July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) provides for new statutory and regulatory requirements for certain derivative transactions, which are now broadly referred to as “swaps” and which include oil and gas hedging transactions and interest rate swaps. Swaps designated by the CFTC and swaps within certain classes of swaps designated by the CFTC will be required to be submitted for clearing on a derivative clearing organization (a “DCO”) and, if accepted for clearing, cleared on the DCO. Transactions in swaps accepted for clearing must be executed on a board of trade designated as a contract market or a swap execution facility if such swaps are made available for trading on such a board of trade or swap execution facility. The Act provides an exception from application of the Act's clearing requirement that commercial end-users may elect for swaps they use to hedge or mitigate commercial risks. Although we believe we will be able to elect such exception with respect to most, if not all, of our swaps, if we cannot do so with respect to many of the swaps we enter into, our ability to execute our hedging program efficiently will be adversely affected. In addition, any of our existing swaps, as well as swaps that we enter before such swaps become subject to the clearing requirement, that fall within a class of swaps becoming subject to the clearing requirement will have to be submitted for clearing unless we meet certain reporting requirements.

We anticipate that, under regulations adopted under the Act and relevant DCO and other rules, we will be required to post cash collateral for those of our derivative transactions constituting swaps (including our interest rate swaps and commodities-related swaps) that we ultimately must clear on a DCO. Moreover, the CFTC and the federal regulators of banks and other financial institutions have proposed regulations imposing margin requirements for non-cleared swaps that, if adopted, could require us to post cash or other types of collateral for our non-cleared swaps from time to time in certain circumstances. Posting cash collateral or margin with respect to our swaps could cause liquidity issues for us by reducing our ability to use our cash for capital expenditures or other partnership purposes. A requirement to post cash collateral or margin could therefore reduce our ability to execute strategic hedges to reduce commodity price uncertainty and, thus, to protect cash flows. In addition, even if we are not required to post cash collateral or margin for our swaps, the banks and other derivatives dealers who are the contractual counterparties to our swaps will be required to comply with the Act's new requirements, and the costs of their compliance will likely be passed on to customers, including us, thus increasing our costs of engaging in hedging transactions, decreasing the benefits of those transactions to us and reducing our cash flows. We currently hedge only with lenders under our Current Credit Agreement, which have collateral in our oil and natural gas properties and do not require us to post cash collateral.

As required by the Act, the CFTC has also adopted regulations setting limits on the positions that a party may hold for its own account in certain futures contracts and economically equivalent futures contracts, options contracts, swaps and swaptions in a number of physical commodities, including NYMEX contracts relating to light sweet (WTI) crude oil and Henry Hub natural gas. The regulations will allow us to exceed position limits otherwise applicable to us to the extent a contract or swap we hold constitutes a bona fide hedging transaction or position. If for any reason our contracts relating to such commodities, if any, fail to qualify for the exemption from the position limits, our ability to execute strategic hedges to reduce commodity price uncertainty, and, thus, to protect cash flows could be impaired.

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
3.5
Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.4)

3.6
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's quarterly report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.6)

3.7
Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's quarterly report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.7)

10.1*
Resignation, Consent and Appointment Agreement and Amendment Agreement effective as of April 20, 2012 by and among BNP Paribas, in its capacity as Administrative Agent and its capacity as Issuing Bank under the Second Amended and Restated Credit Agreement dated as of March 10, 2011 and Wells Fargo Bank, National Association, as Successor Agent and Successor Issuing Bank

10.2
Employment Agreement effective as of April 1, 2012, between Micah C. Foster and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K/A (File No. 001-33249) filed April 25, 2012, Exhibit 10.1)

10.3*	Employment Agreement effective as of May 1, 2012 between Dan G. LeRoy and Legacy Reserves Services, Inc.
31.1*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extenstion Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extenstion Presentation Linkbase Document
101.CAL**	XBRL Taxonomy Extenstion Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extenstion Label Linkbase Document

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

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

August 3, 2012	By:	/s/ James R. Lawrence
James R. Lawrence
Interim Chief Financial Officer, Vice President - Finance and Treasurer
(On behalf of the Registrant and as Principal Financial Officer)