Form 10-Q
period 2012-09-30
LEGACY RESERVES LP
filed 2012-10-31
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

48,099,419 units representing limited partner interests in the registrant were outstanding as of October 30, 2012.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30, 2012	December 31, 2011
	(In thousands)
Current assets:
Cash and cash equivalents	$4,366	$3,151
Accounts receivable, net:
Oil and natural gas	35,161	35,489
Joint interest owners	13,322	10,299
Other	394	204
Fair value of derivatives (Notes 5 and 6)	9,633	7,117
Prepaid expenses and other current assets	4,144	3,525
Total current assets	67,020	59,785
Oil and natural gas properties, at cost:
Proved oil and natural gas properties using the successful efforts method of accounting	1,544,197	1,389,326
Unproved properties	28,746	20,063
Accumulated depletion, depreciation, amortization and impairment	(531,184)	(450,060)
	1,041,759	959,329
Other property and equipment, net of accumulated depreciation and amortization of $4,306 and $3,530, respectively	2,726	3,310
Deposits on pending acquisitions	930	—
Operating rights, net of amortization of $3,407 and $3,034, respectively	3,610	3,983
Fair value of derivatives (Notes 5 and 6)	19,950	10,188
Other assets, net of amortization of $7,480 and $6,337, respectively	5,930	6,611
Investment in equity method investee	369	282
Total assets	$1,142,294	$1,043,488

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND UNITHOLDERS' EQUITY
	September 30, 2012	December 31, 2011
	(In thousands)
Current liabilities:
Accounts payable	$6,224	$3,286
Accrued oil and natural gas liabilities (Note 1)	52,262	45,351
Fair value of derivatives (Notes 5 and 6)	9,024	18,905
Asset retirement obligation (Note 7)	22,158	20,262
Other (Note 9)	8,596	9,646
Total current liabilities	98,264	97,450
Long-term debt (Note 2)	452,000	337,000
Asset retirement obligation (Note 7)	105,490	100,012
Fair value of derivatives (Notes 5 and 6)	7,932	18,897
Other long-term liabilities	1,628	1,794
Total liabilities	665,314	555,153
Commitments and contingencies (Note 4)
Unitholders' equity:
Limited partners' equity - 47,868,942 and 47,801,682 units issued and outstanding at September 30, 2012 and December 31, 2011, respectively	476,883	488,264
General partner's equity (approximately 0.04%)	97	71
Total unitholders' equity	476,980	488,335
Total liabilities and unitholders' equity	$1,142,294	$1,043,488
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per unit data)
Revenues:
Oil sales	$70,173	$63,387	$212,097	$196,220
Natural gas liquids (NGL) sales	3,492	4,924	10,742	13,896
Natural gas sales	10,531	16,061	33,166	39,858
Total revenues	84,196	84,372	256,005	249,974

Expenses:
Oil and natural gas production	30,728	24,109	82,023	71,304
Production and other taxes	5,137	5,211	15,040	15,101
General and administrative	6,993	3,817	18,604	14,630
Depletion, depreciation, amortization and accretion	24,833	22,446	73,042	64,152
Impairment of long-lived assets	7,277	4,678	22,556	5,869
(Gain) loss on disposal of assets	260	(35)	(3,064)	(680)
Total expenses	75,228	60,226	208,201	170,376

Operating income	8,968	24,146	47,804	79,598

Other income (expense):
Interest income	3	5	11	12
Interest expense (Notes 2, 5 and 6)	(5,285)	(5,764)	(14,256)	(15,633)
Equity in income of partnership	30	35	87	107
Realized and unrealized net gains (losses) on commodity derivatives (Notes 5 and 6)	(27,177)	107,603	34,084	67,753
Other	(51)	3	(87)	(55)
Income (loss) before income taxes	(23,512)	126,028	67,643	131,782
Income tax expense	(54)	(928)	(878)	(1,198)
Net income (loss)	$(23,566)	$125,100	$66,765	$130,584

Income (loss) per unit - basic and diluted (Note 8)	$(0.49)	$2.87	$1.40	$3.00
Weighted average number of units used in computing net income (loss) per unit -
Basic	47,869	43,587	47,840	43,560
Diluted	47,869	43,607	47,840	43,572

 See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF UNITHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

	Number of Limited Partner Units	Limited Partner	General Partner	Total Unitholders' Equity
	(In thousands)
Balance, December 31, 2011	47,802	$488,264	$71	$488,335
Units issued to Legacy Board of Directors for services	17	497	—	497
Compensation expense on restricted unit awards issued to employees	—	1,229	—	1,229
Vesting of restricted units	50	—	—	—
Offering costs associated with the issuance of units	—	(2)	—	(2)
Distributions to unitholders, $1.665 per unit	—	(79,844)	—	(79,844)
Net income	—	66,739	26	66,765
Balance, September 30, 2012	47,869	$476,883	$97	$476,980

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$66,765	$130,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	73,042	64,152
Amortization of debt issuance costs	1,143	1,160
Impairment of long-lived assets	22,556	5,869
Gains on derivatives	(35,141)	(67,556)
Equity in income of partnership	(87)	(107)
Unit-based compensation	333	(410)
Gain on disposal of assets	(3,064)	(680)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, oil and natural gas	328	(6,647)
Increase in accounts receivable, joint interest owners	(3,023)	(7,320)
Increase in accounts receivable, other	(190)	(146)
Increase in other assets	(619)	(1,508)
Increase in accounts payable	2,938	7,153
Increase in accrued oil and natural gas liabilities	6,911	21,140
Decrease in other liabilities	(2,453)	(1,512)
Total adjustments	62,674	13,588
Net cash provided by operating activities	129,439	144,172
Cash flows from investing activities:
Investment in oil and natural gas properties	(164,322)	(147,528)
Increase in deposits on pending acquisitions	(930)	(2,638)
Proceeds from sale of assets	9,102	—
Investment in other equipment	(1,014)	(775)
Goodwill	(7,770)	—
Net cash settlements on commodity derivatives	2,018	(3,765)
Net cash used in investing activities	(162,916)	(154,706)
Cash flows from financing activities:
Proceeds from long-term debt	335,000	267,000
Payments of long-term debt	(220,000)	(186,000)
Payments of debt issuance costs	(462)	(5,034)
Offering costs associated with the issuance of units	(2)	2,283
Distributions to unitholders	(79,844)	(69,588)
Net cash provided by financing activities	34,692	8,661
Net increase (decrease) in cash and cash equivalents	1,215	(1,873)
Cash and cash equivalents, beginning of period	3,151	3,478

Cash and cash equivalents, end of period	$4,366	$1,605

Non-cash investing and financing activities:

Asset retirement obligation costs and liabilities	$—	$(592)
Asset retirement obligations associated with property acquisitions	$6,036	$4,688
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

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

(b)	Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(In thousands)
Revenue payable to joint interest owners	$19,086	$19,972
Accrued lease operating expense	8,455	8,004
Accrued capital expenditures	8,488	6,920
Accrued ad valorem tax	12,136	5,171
Other	4,097	5,284
	$52,262	$45,351

(2)	Credit Facility

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

Current Credit Agreement: On March 10, 2011, Legacy entered into an amended and restated five-year $1 billion secured revolving credit facility with BNP Paribas as administrative agent (the "Current Credit Agreement"). Effective April 20, 2012, Wells Fargo Bank, National Association ("Wells Fargo"), replaced BNP Paribas as administrative agent as a result of the sale of BNP Paribas' energy lending practice to Wells Fargo. Borrowings under the Current Credit Agreement mature on March 10, 2016. The amount available for borrowing at any one time is limited to the borrowing base with a $2 million sub-limit for letters of credit. The borrowing base under the Current Credit Agreement was redetermined and increased to $595 million on September 28, 2012, and was further increased to $600 million on October 1, 2012 upon the closing of an individually immaterial acquisition of oil and natural gas properties. The borrowing base is subject to semi-annual re-determinations on or around April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to re-determine the borrowing base between scheduled re-determinations. Legacy also has the right, once during each calendar year, to request the re-determination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Under the Current Credit Agreement, interest on debt outstanding is charged based on Legacy's selection of a one-, two-, three- or six-month LIBOR rate plus 1.75% to 2.75%, or the ABR which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or one-month LIBOR plus 1.00%, plus an applicable margin from 0.75% to 1.75% per annum, determined by the percentage of the borrowing base then in effect that is drawn.

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

As of September 30, 2012, Legacy had outstanding borrowings of $452 million at a weighted-average interest rate of 2.73% and approximately $142.9 million of availability remaining under the Current Credit Agreement. For the nine-month period ended September 30, 2012, Legacy paid in cash $9.1 million of interest expense on the Current Credit Agreement. Legacy’s Current Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

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

At September 30, 2012, Legacy was in compliance with all covenants of the Current Credit Agreement.

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

Legacy uses Lynch, Chappell and Alsup for some of its legal services. Alan Brown, son of Dale Brown, a director of Legacy, and brother of Cary D. Brown, was a less than ten percent shareholder in this firm until he resigned from his position on September 1, 2011. Legacy paid legal fees, during Alan Brown's tenure, to this firm of $109,881 for the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, Legacy acquired a 5% working interest in approximately 129,428 acres of prospective Cline Shale acreage from FireWheel Energy, LLC ("FireWheel"), the operator of the properties, for $7.2 million. FireWheel is a private-equity funded oil and natural gas exploration company in which Alan Brown is a principal. The interests acquired by Legacy were marketed to numerous industry participants and are governed by an industry standard Participation Agreement and Joint Operating Agreement.

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

On March 15, 2012, the Court of Appeals granted the Legacy Motion for Rehearing, withdrew the Original Opinion and affirmed the trial court's take nothing judgment against Raven. On April 27, 2012, Raven filed a petition for review with the Supreme Court of Texas, requesting that the Supreme Court reverse the Court of Appeals' judgment in every respect except its conclusion that forged documents are void and ineffective and render judgment that Raven was entitled to summary judgment, entitled to rescind the assignments and unwind the transaction. Alternatively, Raven requested that the Supreme Court reverse the Court of Appeals' judgment insofar as it grants Legacy's motion for partial summary judgment and remand the case to the trial court for further proceedings. The Texas Supreme Court has requested the parties to provide full briefing on the merits of the issue raised in Raven's petition for review.

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

As defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820-10, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012:

	Fair Value Measurements at September 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2012
	(In thousands)
LTIP liability (a)	$—	$(4,076)	$—	$(4,076)
Oil and natural gas derivative swaps	—	(4,894)	13,545	8,651
Oil and natural gas collars	—	—	15,607	15,607
Oil swaptions	—	—	(636)	(636)
Interest rate swaps	—	(10,995)	—	(10,995)
Total	$—	$(19,965)	$28,516	$8,551

(a)	See Note 9 for further discussion on unit-based compensation expenses and the related LTIP liability for certain grants accounted for under the liability method.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Beginning balance	$41,851	$9,431	$30,054	$24,641
Total gains (losses)	(8,111)	31,749	13,260	22,708
Settlements, net	(5,224)	(3,162)	(14,798)	(9,331)
Ending balance	$28,516	$38,018	$28,516	$38,018
Change in unrealized gains (losses) included in earnings relating to derivatives still held as of September 30, 2012 and 2011	$(13,335)	$28,587	$(1,538)	$13,377

Fair Value on a Non-Recurring Basis

Legacy follows the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. As it relates to Legacy, ASC 820-10 applies to certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; measurements of oil and natural gas property impairments; and the initial recognition of asset retirement obligations for which fair value is used.

The asset retirement obligation estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, Legacy has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of Legacy’s asset retirement obligation is presented in Note 7.

Assets measured at fair value during the nine-month period ended September 30, 2012 include:

	Fair Value Measurements at September 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Impairment (a)	$—	$—	$20,377
Acquisitions (b)	$—	$—	$115,044
Total	$—	$—	$135,421

(a)
Legacy utilizes ASC 360-10-35 to periodically review oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. During the nine-month period ended September 30, 2012, Legacy incurred impairment charges of $14.8 million as oil and natural gas properties with a net cost basis of $35.2 million were written down to their fair value of $20.4 million. Inclusive in this amount is $6.5 million of impairment on an available-for-sale property which Legacy has entered into an option agreement to sell all but a minority royalty interest in the property to a third party. The option can be exercised at any time prior to January 4, 2013. As such, Legacy has impaired the property to reduce its carrying value to its estimated fair value.

The remaining $7.8 million of impairment during the nine-month period ended September 30, 2012 was impairment of goodwill recognized on an acquisition of oil and natural gas properties. During the nine-month period ended September 30, 2012, Legacy entered into a purchase and sale agreement with a third party to acquire certain oil and natural gas properties, the purchase price of which was negotiated as of the date of the agreement. During the period between the agreement date and the date of closing the acquisition, oil futures prices declined significantly, thereby reducing the fair value of the properties acquired at the date of close. As the purchase price exceeded the fair value of the properties acquired, goodwill amounting to $7.8 million was recognized and subsequently tested for impairment. As of September 30, 2012, all of the goodwill associated with this acquisition has been impaired.

The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

(b)
Legacy utilizes ASC 805-10 to identify and record the fair value of assets and liabilities acquired in a business combination. During the nine-month period ended September 30, 2012, Legacy acquired oil and natural gas properties, inclusive of unproved acreage acquisitions, with a fair value of $115.0 million in 15 individually immaterial transactions. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The carrying amount of the revolving long-term debt of $452 million as of September 30, 2012 approximates fair value because Legacy's current borrowing rate does not materially differ from market rates for similar bank borrowings. Legacy has classified the revolving long-term debt as a Level 2 item within the fair value hierarchy.

(6)	Derivative Financial Instruments

Commodity derivative transactions

Due to the volatility of oil and natural gas prices, Legacy periodically enters into price-risk management transactions (e.g., swaps, swaptions or collars) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure to price fluctuations. While the use of these arrangements limits Legacy’s ability to benefit from increases in the prices of oil and natural gas, it also reduces Legacy’s potential exposure to adverse price movements. Legacy’s arrangements, to the extent it enters into any, apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit Legacy’s potential gains from future increases in prices. None of these instruments are used for trading or speculative purposes.

All of these price risk management transactions are considered derivative instruments and are accounted for in accordance with FASB Accounting Standards Codification 815, Disclosures About Derivative Instruments and Hedging Activities ("ASC 815"). These derivative instruments are intended to reduce Legacy’s price risk and may be considered hedges for economic purposes, but Legacy has chosen not to designate them as cash flow hedges for accounting purposes. Therefore, all derivative instruments are recorded on the balance sheet at fair value as of September 30, 2012 and December 31, 2011 with changes in fair value being recorded in earnings for the three and nine months ended September 30, 2012 and 2011.

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

For the three and nine months ended September 30, 2012 and 2011, Legacy recognized realized and unrealized gains and losses related to its oil and natural gas derivative transactions. The net gain (loss) from derivative activities was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Crude oil derivative contract settlements	$2,108	$(1,857)	$(10,949)	$(11,849)
Natural gas derivative contract settlements	4,000	2,703	12,967	8,084
Total commodity derivative contract settlements	6,108	846	2,018	(3,765)
Unrealized change in fair value - oil contracts	(26,196)	104,026	43,911	71,663
Unrealized change in fair value - natural gas contracts	(7,089)	2,731	(11,845)	(145)
Total unrealized change in fair value of commodity derivative contracts	(33,285)	106,757	32,066	71,518
Total realized and unrealized gain (loss) on commodity derivative contracts	$(27,177)	$107,603	$34,084	$67,753

As of September 30, 2012, Legacy had the following NYMEX West Texas Intermediate ("WTI") crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average
Calendar Year	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
October-December 2012(a)	583,570	$89.64	$67.72	-	$109.20
2013(a)	1,571,443	$90.34	$80.10	-	$108.65
2014	901,014	$92.89	$87.50	-	$103.75
2015	362,851	$93.73	$90.50	-	$100.20
2016	45,600	$94.53	$91.00	-	$99.85

(a)
On October 6, 2010, as part of an oil swap transaction entered into with a counterparty, Legacy sold two call options to the counterparty that allow the counterparty to extend a swap transaction covering calendar year 2011 to either 2012, 2013 or both calendar years. The counterparty exercised the option covering calendar year 2012 on December 30, 2011 and must exercise or decline the option covering calendar year 2013 on December 31, 2012. As the option was exercised for calendar year 2012, Legacy will pay the counterparty floating prices and receive a fixed price of $98.25 per Bbl on annual notional volumes of 183,000 Bbls (46,000 Bbls remaining as of September 30, 2012). For calendar year 2013, if exercised, Legacy would pay the counterparty floating prices and receive a fixed price of $98.25 per Bbl on annual notional volumes of 182,500 Bbls in 2013. The premium paid by the counterparty to Legacy for the two call options was in the form of an increase in the fixed price that we received pursuant to the 2011 swap of $98.25 per Bbl on 182,500 Bbls, or 500 Bbls per day, rather than the prevailing market price of approximately $87.00 per Bbl. These additional potential volumes related to the unexercised 2013 option are not reflected in the above table.

As of September 30, 2012, Legacy had the following NYMEX WTI crude oil derivative collar contract that combines a long put option or “floor” with a short call option or “ceiling” as indicated below:

		Floor	Ceiling
Calendar Year	Volumes (Bbls)	Price	Price
October-December 2012	16,400	$120.00	$156.30

As of September 30, 2012, Legacy had the following NYMEX WTI crude oil derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average	Average	Average
Calendar Year	Volumes (Bbls)	Short Put Price	Long Put Price	Short Call Price
October-December 2012	110,400	$68.13	$95.00	$113.54
2013	795,670	$66.24	$91.92	$112.25
2014	1,226,130	$65.64	$90.86	$113.29
2015	1,126,000	$65.43	$90.43	$114.76
2016	438,300	$64.78	$89.78	$110.54
2017	72,400	$60.00	$85.00	$104.20

As of September 30, 2012, Legacy had the following NYMEX West Texas Waha, ANR-OK and CIG-Rockies natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Price Range per MMBtu
October-December 2012	1,644,610	$5.11	$2.46	-	$8.70
2013	5,790,654	$4.76	$3.23	-	$6.89
2014	4,251,254	$4.65	$3.61	-	$6.47
2015	1,339,300	$5.65	$5.14	-	$5.82
2016	219,200	$5.30	$5.30

As of September 30, 2012, Legacy had the following West Texas Waha natural gas derivative collar contract that combines a long put option or "floor" with a short call option or "ceiling" as indicated below:

		Floor	Ceiling
Calendar Year	Volumes (MMBtu)	Price	Price
October-December 2012	90,000	$4.00	$5.45

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

Legacy does not specifically designate these derivative transactions as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Interest rate swap settlements	$1,768	$1,860	$5,244	$5,583
Unrealized change in fair value - interest rate swaps	(301)	510	(1,057)	197
Total increase to interest expense, net	$1,467	$2,370	$4,187	$5,780

The table below summarizes the interest rate swap position as of September 30, 2012:

				Estimated Fair Market Value at
Notional Amount	Fixed Rate	Effective Date	Maturity Date	September 30, 2012
(Dollars in thousands)
$29,000	3.070%	10/16/2007	10/16/2015	$(2,360)
$13,000	3.112%	11/16/2007	11/16/2015	(1,089)
$12,000	3.131%	11/28/2007	11/28/2015	(1,021)
$60,000	2.650%	4/1/2008	4/1/2013	(726)
$50,000	3.100%	10/10/2008	10/10/2013	(1,192)
$50,000	0.710%	8/10/2011	8/10/2014	(252)
$50,000	2.295%	12/18/2008	12/18/2013	(912)
$50,000	0.702%	8/10/2011	8/10/2014	(244)
$50,000	2.500%	10/10/2008	10/10/2015	(3,199)
Total fair market value of interest rate derivatives				$(10,995)

(7)	Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the nine months ended September 30, 2012 and year ended December 31, 2011:

	September 30, 2012	December 31, 2011
	(In thousands)
Asset retirement obligation - beginning of period	$120,274	$111,262

Liabilities incurred with properties acquired	6,036	8,300
Liabilities incurred with properties drilled	—	1,101
Liabilities settled during the period	(1,850)	(3,775)
Liabilities associated with properties sold	(207)	—
Current period accretion	3,395	4,234
Current period revisions to previous estimates	—	(848)
Asset retirement obligation - end of period	$127,648	$120,274

(8)	Earnings Per Unit

The following table sets forth the computation of basic and diluted net earnings per unit:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Income (loss) available to unitholders	$(23,566)	$125,100	$66,765	$130,584
Weighted average number of units outstanding	47,869	43,587	47,840	43,560
Effect of dilutive securities:
Restricted units	—	20	—	12
Weighted average units and potential units outstanding	47,869	43,607	47,840	43,572
Basic and diluted earnings (loss) per unit	$(0.49)	$2.87	$1.40	$3.00

The unvested restricted units outstanding as of September 30, 2012 were anti-dilutive and therefore had no impact on diluted earnings per unit. For the three and nine months ended September 30, 2011, 77,513 and 84,538 restricted units, respectively, were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect.

(9)	Unit-Based Compensation

Long-Term Incentive Plan

On March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was implemented for its employees, consultants and directors, its affiliates and its general partner. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights ("UARs"). The LTIP permits the grant of awards covering an aggregate of 2,000,000 units. As of September 30, 2012, grants of awards net of forfeitures and, in the case of UARs and phantom units, historical exercises covering 1,310,938 units had been made, comprised of 266,014 unit option awards, 439,150 unit appreciation rights awards ("UARs"), 363,879 restricted unit awards, 148,232 phantom unit awards and 93,663 unit awards. The LTIP is administered by the compensation committee (the “Compensation Committee”) of the board of directors of Legacy’s general partner.

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

During the year ended December 31, 2011, Legacy issued 68,000 UARs to employees which vest ratably over a three-year period and 50,034 UARs to employees which vest at the end of a three-year period. During the nine-month period ended September 30, 2012, Legacy issued 50,500 UARs to employees which vest ratably over a three-year period. All UARs granted in 2011 and 2012 expire seven years from the grant date and are exercisable when they vest.

For the nine-month periods ended September 30, 2012 and 2011, Legacy recorded $0.5 million and $0.02 million, respectively, of compensation expense due to the change in liability from December 31, 2011 and 2010, respectively, based on its use of the Black-Scholes model to estimate the September 30, 2012 and 2011 fair value of these UARs and unit options (see Note 5). As of September 30, 2012, there was a total of approximately $1.0 million of unrecognized compensation costs related to the unexercised and non-vested portion of these UARs. At September 30, 2012, this cost was expected to be recognized over a weighted-average period of approximately 1.6 years. Compensation expense is based upon the fair value as of September 30, 2012 and is recognized as a percentage of the service period satisfied. Since Legacy's trading history does not yet match the term of the outstanding UAR and unit option awards, it has used an estimated volatility factor of approximately 50% based upon the historical trends of a representative group of publicly-traded companies in the energy industry and employed the Black-Scholes model to estimate the September 30, 2012 fair value to be realized as compensation cost based on the percentage of service period satisfied. Based on historical data, Legacy has assumed an estimated forfeiture rate of 3.8%. As required by ASC 718, Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.24 per unit.

A summary of UAR and unit option activity for the nine months ended September 30, 2012 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	620,031	$22.36
Granted	50,500	27.99
Exercised	(173,315)	19.84
Forfeited	(58,066)	24.68
Outstanding at September 30, 2012	439,150	$23.77	4.6	$2,291,151

UARs and unit options exercisable at September 30, 2012	172,736	$20.33	3.1	$1,487,654

The following table summarizes the status of Legacy’s non-vested UARs since January 1, 2012:

	Non-Vested UARs
	Number of Units	Weighted-Average Exercise Price
Non-vested at January 1, 2012	387,766	$22.80
Granted	50,500	27.99
Vested - Unexercised	(91,319)	19.81
Vested - Exercised	(49,467)	16.43
Forfeited	(31,066)	22.69
Non-vested at September 30, 2012	266,414	$25.99

Legacy has used a weighted-average risk-free interest rate of 0.9% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at September 30, 2012 whose terms are consistent with the expected life of the UARs and unit options. Expected life represents the period of time that UARs and unit options are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Nine Months Ended
September 30, 2012
Expected life (years)	4.60
Risk free interest rate	0.9%
Annual distribution rate per unit	$2.24
Volatility	50%

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

Compensation expense related to the phantom units and associated DERs was $1.5 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Restricted Units

During the year ended December 31, 2011, Legacy issued an aggregate of 51,365 restricted units to non-executive employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. During the nine-month period ended September 30, 2012, Legacy issued an aggregate of 170,645 restricted units to both non-executive employees and certain executive employees not previously covered under the aforementioned executive compensation plan. The restricted units awarded vest either ratably over a three-year period, ratably over a two-year period or cliff vest at the end of a five year period, all beginning on the date of grant. Compensation expense related to restricted units was $1.2 million and $0.6 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was a total of $5.5 million of unrecognized compensation expense related to the unvested portion of these restricted units. At September 30, 2012, this cost was expected to be recognized over a weighted-average period of 3.3 years. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at September 30, 2012, do not include 227,477 units related to unvested restricted unit awards.

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

(10) Subsidiary Guarantors

Legacy and Legacy Reserves Finance Corporation, a wholly owned finance subsidiary, filed an automatic registration statement on Form S-3 on May 23, 2011. Securities that may be offered and sold include debt securities which may be guaranteed by Legacy's subsidiaries and are to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933. Legacy, as the parent company, has no independent assets or operations. Legacy contemplates that if it offers guaranteed debt securities pursuant to the registration statement, all guarantees will be full and unconditional and joint and several, and any subsidiaries of Legacy other than the subsidiary guarantors will be minor. In addition, there are no restrictions on the ability of Legacy to obtain funds from its subsidiaries by dividend or loan.

(11) Equity Distribution Agreement

Legacy currently has an Equity Distribution Agreement with Knight Capital Americas, L.P. ("KCA") under which Legacy may offer and sell units from time to time through KCA, as Legacy's sales agent. During the year ended December 31, 2011, Legacy received proceeds from 87,364 units issued pursuant to this agreement of approximately $2.4 million gross and $2.3 million net of commissions, which proceeds were used for general partnership purposes. No sales were made during the nine months ended September 30, 2012.

(12) Subsequent Events

On October 22, 2012, Legacy’s board of directors approved a distribution of $0.565 per unit payable on November 14, 2012 to unitholders of record on November 1, 2012, representing an increase of $0.005 per unit over the last quarterly distribution.

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

The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and our expectations may not be realized or the forward-looking events and circumstances may not occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Legacy’s Annual Report on Form 10-K for the year ended December 31, 2011 in Item 1A under “Risk Factors” and Legacy's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 in Part II, Item 1A under "Risk Factors." The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

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

Production and Operating Costs Reporting

We strive to increase our production levels to maximize our revenue and cash available for distribution. Additionally, we continuously monitor our operations to ensure that we are incurring operating costs at the optimal level and determine if any wells or properties should be shut-in or re-completed.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per unit data)
Revenues:
Oil sales	$70,173	$63,387	$212,097	$196,220
Natural gas liquid sales	3,492	4,924	10,742	13,896
Natural gas sales	10,531	16,061	33,166	39,858
Total revenue	$84,196	$84,372	$256,005	$249,974

Expenses:
Oil and natural gas production	$28,207	$22,093	$75,067	$64,572
Ad valorem taxes	2,521	2,016	$6,956	$6,732
Total oil and natural gas production	$30,728	$24,109	$82,023	$71,304
Production and other taxes	$5,137	$5,211	$15,040	$15,101
General and administrative	$6,993	$3,817	$18,604	$14,630
Depletion, depreciation, amortization and accretion	$24,833	$22,446	$73,042	$64,152

Realized commodity derivative settlements:
Realized gains (losses) on oil derivatives	$2,108	$(1,857)	$(10,949)	$(11,849)
Realized gains on natural gas derivatives	$4,000	$2,703	$12,967	$8,084

Production:
Oil (MBbls)	840	755	2,418	2,190
Natural gas liquids (MGal)	3,821	3,735	10,938	10,509
Natural gas (MMcf)	2,571	2,548	7,774	6,397
Total (MBoe)	1,359	1,269	3,974	3,506
Average daily production (Boe/d)	14,772	13,793	14,504	12,842

Average sales price per unit (excluding derivatives):
Oil price (per Bbl)	$83.54	$83.96	$87.72	$89.60
Natural gas liquid price (per Gal)	$0.91	$1.32	$0.98	$1.32
Natural gas price (per Mcf)	$4.10	$6.30	$4.27	$6.23
Combined (per Boe)	$61.95	$66.49	$64.42	$71.30

Average sales price per unit (including realized derivative gains/losses):
Oil price (per Bbl)	$86.05	$81.50	$83.19	$84.19
Natural gas liquid price (per Gal)	$0.91	$1.32	$0.98	$1.32
Natural gas price (per Mcf)	$5.65	$7.36	$5.93	$7.49
Combined (per Boe)	$66.45	$67.15	$64.93	$70.23

NYMEX oil index prices per Bbl:
Beginning of period	$84.96	$95.42	$98.83	$91.38
End of period	$92.19	$79.20	$92.19	$79.20

NYMEX gas index prices per Mcf:
Beginning of period	$2.82	$4.37	$2.99	$4.41
End of period	$3.32	$3.67	$3.32	$3.67

Average unit costs per Boe:
Oil and natural gas production	$20.76	$17.41	$18.89	$18.42
Ad valorem taxes	$1.86	$1.59	$1.75	$1.92
Production and other taxes	$3.78	$4.11	$3.78	$4.31
General and administrative	$5.15	$3.01	$4.68	$4.17
Depletion, depreciation, amortization and accretion	$18.27	$17.69	$18.38	$18.30

Results of Operations

Three-Month Period Ended September 30, 2012 Compared to Three-Month Period Ended September 30, 2011

Legacy’s revenues from the sale of oil were $70.2 million and $63.4 million for the three-month periods ended September 30, 2012 and 2011, respectively. Legacy’s revenues from the sale of NGLs were $3.5 million and $4.9 million for the three-month periods ended September 30, 2012 and 2011, respectively. Legacy’s revenues from the sale of natural gas were $10.5 million and $16.1 million for the three-month periods ended September 30, 2012 and 2011, respectively. The $6.8 million increase in oil revenues reflects the increase in oil production of 85 MBbls (11%) partially offset by a slight decrease in average realized price of $0.42 per Bbl (1%). This increase in production is due to Legacy’s purchase of additional oil and natural gas properties during 2012. The $1.4 million decrease in NGL sales reflects a decrease in the average realized price of $0.41 per gallon (31%) partially offset by an increase in NGL production of approximately 86 MGals (2%). The $5.5 million decrease in natural gas revenues largely reflects a decrease in average realized natural gas prices, as Legacy's average realized natural gas price decreased by $2.20 per Mcf (35%), which reflects declining NYMEX natural gas prices and declining NGL prices. Our natural gas production increased approximately 23 MMcf (1%) due to Legacy’s purchase of additional oil and natural gas properties which was largely offset by high pressure in natural gas gathering lines that inhibited our natural gas production in the Permian Basin during the three months ended September 30, 2012. We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content contained within those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin and for Legacy as a whole are substantially higher than NYMEX Henry Hub natural gas prices due to this NGL content.

For the three-month period ended September 30, 2012, Legacy recorded $27.2 million of net losses on oil and natural gas derivatives comprised of realized gains of $6.1 million from net cash settlements of oil and natural gas derivative contracts and net unrealized losses of $33.3 million. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives that will be settled in future periods. Legacy had unrealized net losses of $26.2 million from oil derivatives primarily because oil futures prices increased during the three-month period ended September 30, 2012. Due to the rise in oil futures prices, the associated net asset related to our oil derivatives at September 30, 2012 decreased relative to the net asset balance as of June 30, 2012, resulting in the recording of the corresponding unrealized loss. Legacy had unrealized net losses from natural gas derivatives of $7.1 million because the NYMEX natural gas futures prices increased during the three-month period ended September 30, 2012. Due to this increase in natural gas prices during the quarter, the positive difference between the average contract prices of Legacy’s natural gas derivatives and NYMEX prices decreased. Accordingly, the net asset attributable to Legacy’s outstanding natural gas derivatives decreased, resulting in the recording of the corresponding unrealized loss. For the three-month period ended September 30, 2011, Legacy recorded $107.6 million of net gains on oil and natural gas derivatives, comprised of realized gains of $0.8 million from net cash settlements of oil and natural gas derivative contracts and net unrealized gains of $106.8 million.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $28.2 million ($20.76 per Boe) for the three-month period ended September 30, 2012 from $22.1 million ($17.41 per Boe) for the three-month period ended September 30, 2011. Production expenses increased primarily due to $2.1 million of increased non-recurring workover expenses, unusually high maintenance costs, the acquisition of oil and natural gas properties and, to a lesser extent, expenses associated with Legacy's development activities. Legacy’s ad valorem tax expense increased to $2.5 million ($1.86 per Boe) for the three-month period ended September 30, 2012 compared to $2.0 million ($1.59 per Boe) for the three-month period ended September 30, 2011, due to increased well counts from recent acquisitions.

Legacy’s production and other taxes were $5.1 million and $5.2 million for the three-month periods ended September 30, 2012 and 2011, respectively. Production and other taxes remained relatively flat, as production and other taxes as a percentage of revenue remained largely unchanged.

Legacy’s general and administrative expenses were $7.0 million and $3.8 million for the three-month periods ended September 30, 2012 and 2011, respectively. General and administrative expenses increased $3.2 million primarily due to a $2.1 million increase in unit-based compensation due to increased unit prices as well as increases in salaries and benefit costs related to the hiring of additional personnel.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $24.8 million and $22.4 million for the three-month periods ended September 30, 2012 and 2011, respectively. DD&A increased primarily due to increased production from our development activities and recent acquisitions, as well as proportionate increases in cost basis. These increases were partially offset by increased reserve volumes related to our acquisitions and development activities.

Impairment expense was $7.3 million and $4.7 million for the three-month periods ended September 30, 2012 and 2011, respectively. In the three-month period ended September 30, 2012, Legacy recognized $0.8 million of impairment expense on two separate producing fields primarily related to lower annual average oil prices at September 30, 2012 compared to June 30, 2012, which reduced the future expected cash flows. The remaining $6.5 million represents the impairment on a single field in which Legacy has entered into an option agreement with a third party that grants the third party the option to purchase the oil and natural gas properties Legacy owns in this field. The option can be exercised at any time prior to January 4, 2013. Due to its status as an "available-for-sale" property, Legacy has impaired the property to reduce its carrying value to its estimated fair value. Impairment expense for the period ended September 30, 2011, was related to declining oil prices during the period compounded by increased operating expenses in select fields.

Legacy recorded interest expense of $5.3 million and $5.8 million for the three-month periods ended September 30, 2012 and 2011, respectively. Interest expense decreased approximately $0.5 million primarily due to a reduction in the mark-to-market adjustment of our interest rate swap derivatives consisting of a $0.3 million reduction in interest expense for the three-month period ended September 30, 2012, compared to a $0.5 million increase in interest expense for the three-month period ended September 30, 2011. This reduction was partially offset by increased cash interest expense due to higher average outstanding debt balance during the three-month period ended September 30, 2012.

Nine-Month Period Ended September 30, 2012 Compared to Nine-Month Period Ended September 30, 2011

Legacy’s revenues from the sale of oil were $212.1 million and $196.2 million for the nine-month periods ended September 30, 2012 and 2011, respectively. Legacy’s revenues from the sale of NGLs were $10.7 million and $13.9 million for the nine-month periods ended September 30, 2012 and 2011, respectively. Legacy’s revenues from the sale of natural gas were $33.2 million and $39.9 million for the nine-month periods ended September 30, 2012 and 2011, respectively. The $15.9 million increase in oil revenues reflects the increase in oil production of 228 MBbls (10%) which was partially offset by a decrease in average realized price of $1.88 per Bbl (2%) that is largely attributable to increased oil differentials during the nine-month period ended September 30, 2012. This increase in production is due primarily to Legacy’s purchase of additional oil and natural gas properties. The $3.2 million decrease in NGL sales reflects a decrease in the average realized price of $0.34 per gallon (26%) partially offset by an increase in NGL production of approximately 429 MGals (4%) due primarily to non-operated development activity in the Permian Basin and Texas Panhandle. The $6.7 million decrease in natural gas revenues reflects a decrease in average realized prices partially offset by an increase in natural gas production. Our natural gas production increased approximately 1,377 MMcf (22%) due to a full nine-month impact of acquisitions of properties with natural gas-weighted production during 2011 as well as Legacy's ongoing development activities that are primarily focused in the Permian Basin, specifically the Wolfberry play, in which we produce primarily oil but also a significant amount of NGL-rich, casinghead natural gas. Legacy's average realized natural gas price decreased by $1.96 per Mcf (31%), which reflects declining NYMEX natural gas prices and declining NGL prices. We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content contained with those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin and for Legacy as a whole are substantially higher than NYMEX Henry Hub natural gas prices due to this NGL content.

For the nine-month period ended September 30, 2012, Legacy recorded $34.1 million of net gains on oil and natural gas derivatives comprised of realized gains of $2.0 million from net cash settlements of oil and natural gas derivative contracts and net unrealized gains of $32.1 million. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives that will be settled in future periods. Legacy had unrealized net gains of $43.9 million from oil derivatives because oil futures prices decreased during the nine-month period ended September 30, 2012. Unlike at December 31, 2011, the average contract prices of Legacy's outstanding oil derivatives exceeded oil futures prices at September 30, 2012, which changed the associated net liability at December 31, 2011 to a net asset at September 30, 2012, resulting in the recording of the corresponding unrealized gain. Legacy had unrealized net losses from natural gas derivatives of $11.8 million due to the increase in NYMEX natural gas futures prices during the nine-month period ended September 30, 2012 as well as the addition of natural gas derivatives contracts at lower prices, which reduced Legacy's average derivative contract prices. The combination of higher natural gas prices and lower priced derivatives reduced the positive difference between Legacy’s natural gas derivatives and NYMEX futures prices, which reduced the net asset attributable to unrealized net gains from Legacy’s outstanding natural gas derivatives and resulted in the recording of the corresponding unrealized loss. For the nine-month period ended September 30, 2011, Legacy recorded $67.8 million of net gains on oil and natural gas derivatives, comprised of realized losses of $3.8 million from net cash settlements of oil and natural gas derivative contracts and net unrealized gains of $71.5 million.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $75.1 million ($18.89 per Boe) for the nine-month period ended September 30, 2012 from $64.6 million ($18.42 per Boe) for the nine-month period ended September 30, 2011. Production expenses increased primarily due $2.3 million of increased non-recurring workover activity as well as the purchases of oil and natural gas properties and, to a lesser extent, expenses associated with Legacy's development activity. Legacy’s ad valorem tax expense increased to $7.0 million ($1.75 per Boe) for the nine-month period ended September 30, 2012, from $6.7 million ($1.92 per Boe) for the nine-month period ended September 30, 2011.

Legacy’s production and other taxes were $15.0 million and $15.1 million for the nine-month periods ended September 30, 2012 and 2011, respectively. Production and other taxes remained substantially unchanged as production and other taxes as a percentage of revenue remained largely unchanged.

Legacy’s general and administrative expenses were $18.6 million and $14.6 million for the nine-month periods ended September 30, 2012 and 2011, respectively. General and administrative expenses increased $4.0 million due to a $1.2 million increase in unit based compensation expenses due to increased unit prices as well as increases in salaries and benefit costs related to the hiring of additional personnel.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $73.0 million and $64.2 million for the nine-month periods ended September 30, 2012 and 2011, respectively. DD&A increased primarily because of increased production from our development activities and recent acquisitions, as well as proportionate increases in cost basis. These increases were partially offset by increased reserve volumes related to our acquisitions and development activities.

Impairment expense was $22.6 million and $5.9 million for the nine-month periods ended September 30, 2012 and 2011, respectively. In the nine-month period ended September 30, 2012, Legacy recognized $14.8 million of impairment expense on 26 separate producing fields primarily related to lower oil and natural gas prices at during 2012, which reduced the future expected cash flows. In addition, Legacy recognized $6.5 million of impairment related to the reduction in the carrying value of the property which Legacy has entered into an option agreement to sell as previously discussed. The remaining $7.8 million impairment of goodwill was recognized on an acquisition of oil and natural gas properties during the nine-month period ended September 30, 2012 as a result of a purchase and sale agreement Legacy entered into with a third party to acquire certain oil and natural gas properties, the purchase price of which was negotiated as of the date of the agreement. During the period between the agreement date and the date of closing the acquisition, oil futures prices declined significantly, thereby reducing the fair value of the properties acquired at the date of close. Since the oil derivatives we entered into on the agreement date related to expected production from these properties constitute separate transactions, our derivatives do not affect the associated fair value of the oil and natural gas properties acquired. Because the purchase price exceeded the fair value of the properties acquired, goodwill was recognized and subsequently tested for impairment. As of September 30, 2012, all of the goodwill associated with this acquisition had been impaired. Impairment expense for the period ended September 30, 2011, was primarily related to lower oil prices during the period and higher operating costs.

Legacy recorded interest expense of $14.3 million and $15.6 million for the nine-month periods ended September 30, 2012 and 2011, respectively. Interest expense decreased approximately $1.4 million due primarily to a reduction in the mark-to-market adjustments of our interest rate swap derivatives consisting of a $1.1 million reduction in interest expense for the nine-month period ended September 30, 2012, compared to a $0.2 million increase in interest expense for the nine-month period ended September 30, 2011.

Non-GAAP Financial Measures

For the three months ended September 30, 2012 and 2011, respectively, Adjusted EBITDA (as defined below) decreased 5% to $49.3 million from $52.1 million primarily due to lower commodity prices as well as higher total production and general and administrative expenses. These factors were partially offset by higher production as well as increased realized commodity derivative settlement receipts of approximately $5.3 million. For the three months ended September 30, 2012 and 2011, respectively, Distributable Cash Flow decreased 3% to $23.4 million from $24.1 million, as lower Adjusted EBITDA and higher cash settlements on LTIP unit awards were partially offset by lower development capital expenditures.

For the nine months ended September 30, 2012 and 2011, respectively, Adjusted EBITDA decreased 2% to $145.2 million from $148.3 million due to lower commodity prices as well as higher total production and general and administrative expenses. These factors were partially offset by higher production as well as increased realized commodity derivative settlements of approximately $5.8 million. Distributable Cash Flow remained substantially unchanged at $78.9 million from $79.1 million, as lower Adjusted EBITDA, slightly higher cash interest expense and cash settlements on LTIP unit awards were almost completely offset by lower development capital expenditures.

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

The following table presents a reconciliation of Legacy’s consolidated net income to Adjusted EBITDA and Distributable Cash Flow for the three and nine months ended September 30, 2012 and 2011, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net income (loss)	$(23,566)	$125,100	$66,765	$130,584
Plus:
Interest expense	5,285	5,764	14,256	15,633
Income tax expense	54	928	878	1,198
Depletion, depreciation, amortization and accretion	24,833	22,446	73,042	64,152
Impairment of long-lived assets	7,277	4,678	22,556	5,869
Gain on disposal of assets	(9)	—	(3,846)	—
Equity in income of partnership	(30)	(35)	(87)	(107)
Unit-based compensation expense	2,138	6	3,670	2,446
Unrealized (gains) losses on oil and natural gas derivatives	33,285	(106,757)	(32,066)	(71,518)
Adjusted EBITDA	$49,267	$52,130	$145,168	$148,257

Less:
Cash interest expense	5,283	4,989	14,396	14,182
Cash settlements of LTIP unit awards	990	185	3,371	2,855
Development capital expenditures	19,565	22,832	48,457	52,127
Distributable Cash Flow	$23,429	$24,124	$78,944	$79,093

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

The amounts available for borrowing under our credit facility are subject to a borrowing base, which is currently set at $600 million. As of October 30, 2012, we had $137.9 million available for borrowing under our revolving credit facility. Based on their commodity price expectations, our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled on or around April 2013. Please see “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

Legacy’s net cash provided by operating activities was $129.4 million and $144.2 million for the nine-month periods ended September 30, 2012 and 2011, respectively. The 2012 period was unfavorably impacted by lower realized commodity prices and higher expenses, partially offset by higher production volumes. In addition, the net cash amounts for 2012 and 2011 do not include cash settlements received/(paid) of $2.0 million and $(3.8) million, respectively, from our commodity derivative transactions.

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

Investing Activities

Legacy’s cash capital expenditures were $164.3 million for the nine-month period ended September 30, 2012. The total includes $115.0 million for the acquisition of oil and natural gas properties in 15 individually immaterial acquisitions, $48.5 million for development projects and $0.8 million of exploratory capital expenditures. Legacy’s cash capital expenditures were $147.5 million for the nine-month period ended September 30, 2011. The total includes $95.4 million for the acquisition of oil and natural gas properties in 23 individually immaterial acquisitions and $52.1 million for development projects.

Our capital expenditure budget, which predominantly consists of drilling, re-completion and capital workover projects, is currently $66.0 million for the year ending December 31, 2012, of which $48.5 million has been expended during the nine-months ended September 30, 2012. Our remaining borrowing capacity under our revolving credit facility is $137.9 million as of October 30, 2012. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods or accelerate projects planned for future periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner. Based upon current oil and natural gas price expectations for the year ending December 31, 2012, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our remaining planned capital expenditures of $17.5 million. Future cash distributions will be at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt and any other factors the board of directors of our general partner may consider. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. Currently, we use derivatives to offset price volatility on NYMEX oil and natural gas prices, which do not include the additional net discount that we typically experience in the Permian Basin. For the nine-month periods ended September 30, 2012 and 2011 we had favorable cash settlements of $2.0 million and unfavorable cash settlements of $3.8 million, respectively, related to our commodity derivatives. At September 30, 2012, we had in place oil and natural gas derivatives covering significant portions of our estimated 2012 through 2017 oil, NGL and natural gas production. As of October 30, 2012, we have derivative contracts covering approximately 73% of our remaining expected oil, NGL and natural gas production for 2012, 62% for 2013 and 26% of our currently expected oil and natural gas production for 2014 through December 2017.

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

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of October 30, 2012, covering the period from October 1, 2012 through June 30, 2017. We use derivatives, including swaps, collars and 3-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are settled based upon the monthly average closing price of the front-month NYMEX West Texas Intermediate ("WTI") oil contract price at Cushing, Oklahoma, and West Texas Waha, Rocky Mountain CIG and ANR-Oklahoma prices of natural gas on the average of the three final trading days of the month and settlement occurs on the fifth day of the production month.

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
October-December 2012(a)	583,570	$89.64	$67.72	-	$109.20
2013(a)	1,571,443	$90.34	$80.10	-	$108.65
2014	901,014	$92.89	$87.50	-	$103.75
2015	362,851	$93.73	$90.50	-	$100.20
2016	45,600	$94.53	$91.00	-	$99.85

(a)
On October 6, 2010, as part of an oil swap transaction entered into with a counterparty, we sold two call options to the counterparty that allow the counterparty to extend a swap transaction covering calendar year 2011 to either 2012, 2013 or both calendar years. The counterparty exercised the option covering calendar year 2012 on December 30, 2011 and must exercise or decline the option covering calendar year 2013 on December 31, 2012. As the option was exercised for calendar year 2012, we will pay the counterparty floating prices and receive a fixed price of $98.25 per Bbl on annual notional volumes of 183,000 Bbls (46,000 Bbls remaining as of October 1, 2012). For calendar year 2013, if exercised, we would pay the counterparty floating prices and receive a fixed price of $98.25 per Bbl on annual notional volumes of 182,500 Bbls in 2013. The premium paid by the counterparty to us for the two call options was in the form of an increase in the fixed price that we received pursuant to the 2011 swap of $98.25 per Bbl on 182,500 Bbls, or 500 Bbls per day, rather than the prevailing market price of approximately $87.00 per Bbl. These additional potential volumes related to the unexercised 2013 option are not reflected in the above table.

Calendar Year	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
October-December 2012	1,644,610	$5.11	$2.46	-	$8.70
2013	5,790,654	$4.76	$3.23	-	$6.89
2014	4,251,254	$4.65	$3.61	-	$6.47
2015	1,339,300	$5.65	$5.14	-	$5.82
2016	219,200	$5.30	$5.30

On June 24, 2008, we entered into a NYMEX WTI crude oil derivative collar contract that combines a long put option or “floor” with a short call option or “ceiling.” The following table summarizes the oil collar contract currently in place as of October 30, 2012, covering the period from October 1, 2012 through December 31, 2012:

Calendar Year	Volumes (Bbls)	Floor Price	Ceiling Price
October-December 2012	16,400	$120.00	$156.30

On January 12, 2011, we entered into a West Texas Waha natural gas derivative collar contract that combines a long put option or "floor" with a short call option or "ceiling." The following table summarizes the natural gas collar contract currently in place as of October 30, 2012, covering the period from October 1, 2012 through December 31, 2012:

Calendar Year	Volumes (MMBtu)	Floor Price	Ceiling Price
October-December 2012	90,000	$4.00	$5.45

We have also entered into multiple NYMEX WTI crude oil derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. In regards to our three-way collar contracts, if the market price has fallen below the short put fixed price, we would receive the market price plus $25 or $30 per barrel, depending on the contract. The following table summarizes the three-way oil collar contracts currently in place as of October 30, 2012, covering the period from October 1, 2012 through June 30, 2017:

		Average	Average	Average
Calendar Year	Volumes (Bbls)	Short Put Price	Long Put Price	Short Call Price
October-December 2012	110,400	$68.13	$95.00	$113.54
2013	795,670	$66.24	$91.92	$112.25
2014	1,226,130	$65.64	$90.86	$113.29
2015	1,126,000	$65.43	$90.43	$114.76
2016	438,300	$64.78	$89.78	$110.54
2017	72,400	$60.00	$85.00	$104.20

Financing Activities

Legacy’s net cash provided by financing activities was $34.7 million for the nine months ended September 30, 2012, compared to net cash provided of $8.7 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, total net borrowings under our revolving credit facility were $115.0 million, comprised of borrowings of $335.0 million and repayments of $220.0 million. The borrowings under the credit facility were used to finance our acquisition and development activities. Additionally, Legacy had cash outflow during the nine months ended September 30, 2012 in the amount of $79.8 million for distributions to unitholders which was funded from cash flow from operations. Cash provided by financing activities during the nine months ended September 30, 2011, included $81.0 million in net borrowings under our revolving credit facility and $69.6 million for distributions to unitholders.

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

Current Credit Agreement

On March 10, 2011, we entered into an amended and restated five-year, $1 billion secured revolving credit facility with BNP Paribas as administrative agent (the "Current Credit Agreement"). In conjunction with BNP Paribas' sale of its energy lending practice to Wells Fargo Bank National Association ("Wells Fargo"), Wells Fargo is now the administrative agent under the Current Credit Agreement effective April 20, 2012. Our obligations under the Current Credit Agreement are secured by mortgages on 80% of our oil and natural gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. Borrowings under the Current Credit Agreement mature on March 10, 2016. The amount available for borrowing at any one time is limited to the borrowing base, which is currently set at $600 million with a $2 million sub-limit for letters of credit. The borrowing base is subject to semi-annual redeterminations on or about April 1 and October 1 of each year. On October 1, 2012, the borrowing base was increased to $600 million from $565 million. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. We also have the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility, so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral. Legacy may at any time issue up to $500 million in aggregate principal amount of senior notes or new debt whose proceeds are used to refinance such senior notes, subject to specified conditions in the Current Credit Agreement, which include that upon the issuance of such senior notes or new debt, the borrowing base shall be reduced by an amount equal to (i) in the case of senior notes, 25% of the stated principal amount of the senior notes and (ii) in the case of new debt, 25% of the portion of the new debt that exceeds the principal amount of the senior notes. Also, notwithstanding that a lender (or its affiliate) is no longer a party to the Current Credit Agreement, any lender (or its affiliate) which has entered into any hedging arrangement with us while a party to the Current Credit Agreement will continue to have our obligations under such hedging arrangement secured on a ratable and pari passu basis by the collateral securing our obligations under the Current Credit Agreement, the related loan documents and our hedging arrangements.

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

If an event of default exists under our Current Credit Agreement, the lenders will be able to accelerate the maturity of the Current Credit Agreement and exercise other rights and remedies. Each of the following would be an event of default:

•	failure to pay any principal when due or any reimbursement amount, interest, fees or other amount within certain grace periods;

•	a representation or warranty is proven to be incorrect when made;

•	failure to perform or otherwise comply with the covenants or conditions contained in the Current Credit Agreement or other loan documents, subject, in certain instances, to certain grace periods;

•	default by us on the payment of any other indebtedness in excess of $2.0 million, or any event occurs that permits or causes the acceleration of the indebtedness;

•	bankruptcy or insolvency events involving us or any of our subsidiaries;

•	the loan documents cease to be in full force and effect;

•	our failing to create a valid lien, except in limited circumstances;

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

As of September 30, 2012, Legacy was in compliance with all covenants of the revolving credit facility.

Legacy periodically enters into interest rate swap transactions to mitigate the volatility of interest rates. As of September 30, 2012, Legacy had interest rate swaps on notional amounts of $364 million with a weighted-average fixed rate of 2.17%. These swaps mature between April 2013 and November 2015.

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

Effect if Different Assumptions Used:  Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the three-month period ended September 30, 2012 by approximately 10%.

Nature of Critical Estimate Item:  Asset Retirement Obligations — We have certain obligations to remove tangible equipment and restore land at the end of oil and natural gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. US GAAP requires us to estimate asset retirement costs for all of our assets, adjust those costs for inflation to the forecasted abandonment date, discount that amount using a credit-adjusted risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an asset retirement obligation ("ARO") liability in that amount with a corresponding addition to our asset value. When new obligations are incurred, i.e. a new well is drilled or acquired, we add a layer to the ARO liability. We then accrete the liability layers quarterly using the applicable period-end effective credit-adjusted risk-free rates for each layer. Should either the estimated life or the estimated abandonment costs of a property change materially upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted risk-free rate. The carrying value of the ARO is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost. Thus, abandonment costs will almost always approximate the estimate. When well obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from our balance sheet.

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

As of September 30, 2012, the fair market value of Legacy’s commodity derivative positions was a net asset of $23.6 million based on NYMEX futures prices from October 2012 to June 2017 for both oil and natural gas. As of December 31, 2011, the fair market value of Legacy’s commodity derivative positions was a net liability of $8.4 million based on NYMEX futures prices from January 2012 to December 2016 for both oil and natural gas. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from October 2012 through June 2017, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investing Activities.”

Interest Rate Risks

At September 30, 2012, Legacy had debt outstanding of $452 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for the nine-month period ended September 30, 2012 was 3.0%. A 1% increase in LIBOR on Legacy outstanding debt as of September 30, 2012 would result in an estimated $0.88 million increase in annual interest expense as Legacy has entered into interest rate swaps with a weighted-average fixed rate of 2.17% to mitigate the volatility of interest rates on notional amounts of $364 million of floating rate debt.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our general partner’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the risk factor set forth below and the other information set forth in this report, you should carefully consider the factors discussed under, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Report on Form 10-Q for the period ended June 30, 2012, which could materially affect our business, financial condition or future results.  The risks described in these reports are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

An increase in the differential between the West Texas Intermediate (“WTI”) or other benchmark prices of oil and the wellhead price we receive for our production could adversely affect our financial condition.

The prices that we receive for our oil production sometimes reflect a discount to the relevant benchmark prices, such as WTI, that are used for calculating derivative positions. The difference between the benchmark price and the price we receive is called a differential. Increases in the differential between the benchmark prices for oil and the wellhead price we receive could adversely affect our financial condition. For example, our oil revenues for the three-month period ended June 30, 2012 decreased $7.8 million compared to the three-month period ended June 30, 2011. This decrease was caused not only by a decrease in the average WTI crude oil price, but also by a significant increase in the Midland-to-WTI crude oil differential for the three-month period ended June 30, 2012. Significant price discounts or differentials between the benchmark prices, such as WTI and in the Rockies, and the prices we actually receive at the wellhead, could adversely affect our financial condition.

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

10.1*	Employment Agreement effective September 24, 2012 between James Daniel Westcott and Legacy Reserves Services, Inc.
31.1*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extenstion Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extenstion Presentation Linkbase Document
101.CAL**	XBRL Taxonomy Extenstion Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extenstion Label Linkbase Document

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

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

October 31, 2012	By:	/s/ James Daniel Westcott
James Daniel Westcott
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)