Form 10-K
period 2012-12-31
LEGACY RESERVES LP
filed 2013-02-27
CIK 1358831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
 Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of units held by non-affiliates of the registrant was approximately $945.7 million on June 30, 2012, based on $25.01 per unit, the last reported sales price of the units on the NASDAQ Global Select Market on such date.
57,271,419 units representing limited partner interests in the registrant were outstanding as of February 26, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the definitive proxy statement for the registrant’s 2013 annual meeting of unitholders are incorporated by reference into Part III of this annual report on Form 10-K.

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

Our oil and natural gas production and reserve data as of December 31, 2012 are as follows:

•
we had proved reserves of approximately 83.2 MMBoe, of which 68% were oil and natural gas liquids (“NGLs”) and 88% were classified as proved developed producing, 2% were proved developed non-producing, and 10% were proved undeveloped;

•	our proved reserves had a standardized measure of $1.4 billion; and

•
our proved reserves to production ratio was approximately 11.4 years based on the annualized production volumes for the three months ended December 31, 2012, with the exception of the volumes associated with the COG 2012 Acquisition, defined below, for which the twelve days of production from the date of acquisition to December 31, 2012 was annualized.

We have grown primarily through two activities: the acquisition of producing oil and natural gas properties and the development of properties in established producing trends. From 2007 through 2012, we completed 113 acquisitions of oil and natural gas properties for a total of approximately $1.5 billion, excluding $96.3 million of non-cash asset retirement obligations. These acquisitions of primarily long-lived, oil-weighted assets, along with our ongoing development activities and operational improvements, have allowed us to achieve significant operational and financial growth during this time period.

Business Strategy

The key elements of our business strategy are to:

•	Make accretive acquisitions of producing properties generally characterized by long-lived reserves with stable production and reserve development potential;

•	Add proved reserves and maximize cash flow and production through development projects and operational efficiencies;

•	Maintain financial flexibility; and

•	Reduce commodity price risk through oil and natural gas derivative transactions.

Operating Regions

Permian Basin. The Permian Basin, one of the largest and most prolific oil and natural gas producing basins in the United States, was discovered in 1921 and extends over 100,000 square miles in West Texas and southeast New Mexico. It is characterized by oil and natural gas fields with long production histories and multiple producing formations. The Permian Basin was our only core operating region until we expanded in April 2007 and remains our largest operating region containing the vast majority of our drilling locations and development projects. The majority of our producing wells in the Permian Basin are mature oil wells that also produce high-Btu casinghead gas with significant NGL content. Our $90 million capital expenditures budget for 2013 is largely focused on the Permian Basin, and includes our one-rig drilling program in the Wolfberry as well as our Bone Spring locations and other drilling, recompletion and capital workover projects. As discussed subsequently under "Acquisition Activities," we closed an acquisition of oil and natural gas properties in the Permian Basin for a net cash purchase price of $502.6 million in December 2012, which is the largest acquisition in our history. In total, our acquisitions of Permian Basin properties in 2012 constituted approximately 87% of our $634.8 million of total acquisitions during the year.

Mid-Continent. Our properties in the Mid-Continent region are primarily in the Texas Panhandle and Oklahoma. The vast majority of these properties were acquired through several transactions from April 2007 through October 2008. Our Texas Panhandle wells produce mostly from shallow Granite Wash, Brown Dolomite and Red Cave formations. Our operated properties in the Texas Panhandle are mostly mature oil wells that also produce high-Btu casinghead gas with significant NGL content, while our non-operated properties are mostly mature, low pressure natural gas wells with high NGL content. Our Texas Panhandle fields contain proved reserves of 6.0 MMBoe, are 71% liquids and comprise approximately 60% of our proved reserves in the region. Our most notable field in Oklahoma is the East Binger field in Caddo County, Oklahoma. The East Binger Unit, the majority property in the field, is an active miscible nitrogen injection (tertiary recovery) project that produces from the Marchand Sand. This field contains 3.2 MMBoe of proved reserves, are 82% liquids and comprise approximately 32% of our proved reserves in the region. Our remaining properties in the Mid-Continent region are located in multiple counties in Oklahoma, Texas, Kansas and Arkansas.

Rocky Mountain. The Rocky Mountain region became a core operating region for us after we completed a $125.5 million acquisition in the Big Horn and Wind River Basins in Wyoming during February 2010. We have complemented this acquisition and established a position in the Powder River Basin through several smaller acquisitions from 2010 through 2012. The properties in Wyoming are largely mature oil wells with a natural water drive that produce primarily from the Dinwoody-Phosphoria, Tensleep and Minnelusa formations. We expanded our footprint in this region with our acquisition of oil properties in North Dakota and Montana for $69.3 million (before impairment) in May 2012 and complemented this acquisition through smaller acquisitions during the year. The North Dakota properties produce primarily from the Madison and Bakken formations, while the Montana properties produce mostly from the Sawtooth and Bowes formations.

Our proved reserves by area are as follows:

Proved Reserves by Operating Region as of December 31, 2012
Operating Regions	Oil (MBbls)	Natural Gas (MMcf)		NGLs(MBbls)	Total (MBoe)	% Liquids	% PDP	% Total
Permian Basin	38,660	140,163	(a)	863	62,884	62.9%	85.2%	75.6%
Mid-Continent	3,456	16,457		3,664	9,863	72.2%	97.6%	11.8%
Rocky Mountain	9,808	2,360		85	10,286	96.2%	95.0%	12.4%
Other	84	330		19	158	65.2%	100.0%	0.2%
Total	52,008	159,310		4,631	83,191	68.1%	87.9%	100.0%
____________________

(a)
We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content in those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin are substantially higher than NYMEX Henry Hub natural gas prices.

Acquisition Activities

During the year ended December 31, 2012, we completed 19 acquisitions of oil and natural gas properties with an aggregate purchase price of approximately $627.6 million, excluding $38.9 million of non-cash asset retirement obligations and $7.2 million of prospective acreage acquisition cost. Based on year end reserve data we added a total of approximately 27.0 MMBoe of proved reserves based on oil and natural gas prices of $91.17 and

$2.76 per Bbl and MMbtu, respectively, as of December 31, 2012 at an average reserve acquisition cost of $23.21 per Boe, which excludes associated non-cash asset retirement obligations and $7.2 million of acquisition cost related to undeveloped acreage.

COG 2012 Acquisition. On December 20, 2012, Legacy purchased certain oil and natural gas properties located primarily in the Permian Basin from COG Operating LLC and Concho Oil and Gas, LLC, wholly-owned subsidiaries of Concho Resources Inc., for a net cash purchase price of $502.6 million (the "COG 2012 Acquisition"). The purchase price was financed partially with net proceeds from Legacy's November 2012 public offering of units representing limited partner interests and the remainder with proceeds from Legacy's December private offering of 8% senior unsecured notes due 2020 (the "Senior Notes"). The operating results from the COG 2012 Acquisition properties are included in the financial statements to this Form 10-K from the date of the acquisition on December 20, 2012.

The allocation of the COG 2012 Acquisition purchase price to the fair value of the acquired assets and assumed liabilities was as follows (in thousands):

Proved oil and natural gas properties including related equipment	$495,897
Unproved properties	37,994
Total assets	533,891
Future abandonment costs	(31,274)
Fair value of net assets acquired	$502,617

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

As of December 31, 2012, we identified 201 gross (137.7 net) proved undeveloped ("PUD") drilling locations, 118 of which were identified and economically viable at December 31, 2011. The table below details the activity in our PUD locations from December 31, 2011 to December 31, 2012:

	Gross Locations	Net Locations	Net Volume (MBoe)
Balance, December 31, 2011	187	126.5	8,041
PUDs converted to PDP by drilling	(31)	(17.9)	(1,581)
PUDs removed due to performance	(6)	(4.4)	(387)
PUDs removed from future drilling schedule (a)	(5)	(2.5)	(187)
Acquisition activity	42	31.7	2,101
Additions due to performance	14	4.3	368
Other	—	—	(177)
Balance, December 31, 2012	201	137.7	8,178
____________________

(a)
These PUD locations were removed from our PUD inventory because we determined, based upon review of our current inventory and as indicated in our future drilling plans, that these PUD locations are not scheduled to be drilled within five years after recognition as proved reserves.

As of December 31, 2012, we identified 106 gross (70.1 net) re-completion and fracture stimulation projects.

Excluding acquisitions, we expect to make capital expenditures of approximately $90 million during the year ending December 31, 2013.

Oil and Natural Gas Derivative Activities

Our business strategy includes entering into oil and natural gas derivative contracts which are designed to mitigate price risk for a majority of our oil, NGL and natural gas production over a three- to five-year period. We have entered into these derivative contracts for approximately 70% of our expected oil, NGL and natural gas production from total proved reserves for the year ending December 31, 2013. We have also entered into these derivative contracts for approximately 31%, on average, of our expected oil, NGL and natural gas production from total proved reserves for 2014 through 2017. Our derivative contracts are in the form of fixed price swaps and three-way collars for NYMEX WTI oil, fixed price swaps for West Texas Waha natural gas, ANR-Oklahoma natural gas and Rocky Mountain CIG natural gas and fixed price swaps for the Midland-to-Cushing oil differential. Each three-way collar contract combines a short call, a long put and a short put. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also reducing our downside risk. We receive the short call price if the market price is above the short call price, and we receive the market price if the market price is in between the short call and long put prices. If the market price is below the price of the long put, we receive the long put price only if the market price is still above the short put price. If the market price has fallen below the short put price, we receive the market price plus the spread between the short put and long put prices.

Marketing and Major Purchasers

For the years ended December 31, 2012, 2011 and 2010, Legacy sold oil, NGL and natural gas production representing 10% or more of total revenues to purchasers as detailed in the table below:

	2012	2011	2010
Enterprise (Teppco) Crude Oil, LP	12%	14%	23%
Plains Marketing, LP	10%	11%	10%

Our oil sales prices are based on formula pricing and calculated either using a discount to NYMEX WTI oil or using the appropriate buyer’s posted price, plus Platt’s P-Plus monthly average, less the Midland-Cushing differential less a transportation fee.

Although we believe we could identify a substitute purchaser, if we were to lose any of our oil or natural gas purchasers, the loss could temporarily cause a loss or deferral of production and sale of our oil and natural gas in that particular purchaser’s service area. However, if one or more of our larger purchasers ceased purchasing oil or natural gas altogether, the loss of any such purchaser could have a detrimental impact on our short-term production volumes and our ability to find substitute purchasers for our production volumes in a timely manner, though we do not believe this would have a long-term material adverse effect on our operations.

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

Safe Drinking Water Act. Our injection well facilities may be regulated under the Underground Injection Control, or UIC, program established under the Safe Drinking Water Act, or SDWA. The state and federal regulations implementing that program require mechanical integrity testing and financial assurance for wells covered under the program. The federal Energy Policy Act of 2005 amended the UIC provisions of the federal SDWA to exclude hydraulic fracturing from the definition of underground injection. Congress has considered bills to repeal this exemption. Further, some states have adopted and others are considering legislation to restrict hydraulic fracturing. Arkansas, New Mexico, Oklahoma, Texas and Wyoming have adopted regulations requiring drilling operators conducting hydraulic fracturing activities to publically disclose the chemicals that are used.

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

Air Emissions. The Federal Clean Air Act, and comparable state laws, regulates emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources including pursuing the energy extraction sector under a National Enforcement Initiative. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations. Finally, more stringent state and local regulations, such as the EPA rules issued in April 2012, which add new requirements for the oil and gas sector under the New Source Review Program and the National Emission Standards for Hazardous Air Pollutants program, could result in increased costs and the need for operational changes.

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

On December 7, 2009, the EPA announced its findings that emissions of greenhouse gases present an “endangerment to human health and the environment.” The EPA based this finding on a conclusion that greenhouse gases are contributing to the warming of the earth’s atmosphere and other climate changes. The EPA began to adopt regulations that would require a reduction in emissions of greenhouse gases from certain stationary sources and has required monitoring and reporting for other stationary sources. In late September 2009, the EPA issued rules requiring the reporting of greenhouse gases from large greenhouse gas emissions sources in the United States beginning in 2011 for emissions in 2010. Mandatory reporting requirements for oil and natural gas systems were published on November 30, 2010 and require reporting in 2012 for emissions in 2011. Additional regional, federal or state requirements may be imposed in the future. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse affect on our operations and demand for our products. Currently, our operations are not adversely impacted by existing state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. For instance, we did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2012. Additionally, as of the date of this document, we are not aware of any environmental issues or claims that require material capital expenditures during 2013. However, we cannot assure you that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial position or results of operations.

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

Employees

As of December 31, 2012, we had 206 full-time employees, including 20 petroleum engineers, 10 accountants and 9 landmen, none of whom are subject to collective bargaining agreements. We also contract for the services of independent consultants involved in land, engineering, regulatory, accounting, financial and other disciplines as needed. We believe that we have a favorable relationship with our employees.

Offices

We currently lease approximately 65,768 square feet of office space in Midland, Texas at 303 W. Wall Street, Suite 1400, where our principal offices are located. The lease for our Midland office expires in September 2015. In addition to our principal offices, we have a regional office located in Cody, Wyoming that houses engineering and accounting staff for our Wyoming operations.

Available Information

We make available free of charge on our website, www.legacylp.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such information with, or furnish it to, the Securities and Exchange Commission ("SEC").

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

Lower oil and natural gas prices may not only decrease our revenues, but also reduce the amount of oil and natural gas that we can produce economically. For example, the drastically lower oil and natural gas prices experienced in the fourth quarter of 2008 rendered more than half of the development projects we had planned at such time uneconomic and resulted in a substantial downward adjustment to our estimated proved reserves. Further, deteriorating commodity prices may cause us to recognize impairments in the value of our oil and natural gas properties. For example, in the year ended December 31, 2012 we incurred impairment charges of $37.1 million, of which $22.8 million was driven largely by commodity price changes. In addition, if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We may incur impairment charges in the future related to depressed commodity prices, which could have a material adverse effect on our results of operations in the period taken.

Fluctuations in price and demand for our natural gas and NGLs may force us to shut in a significant number of our producing wells, which may adversely impact our revenues and ability to pay distributions to our unitholders.

We are subject to great fluctuations in the prices we are paid for our natural gas due to a number of factors including regional demand, weather, demand for NGLs which are recovered from our gas stream, and new natural gas pipelines. Drilling in shale resources has developed large amounts of new natural gas supplies, both from natural gas wells and associated natural gas from oil wells, that have depressed the prices paid for our natural gas and NGLs, and we expect the shale resources to continue to be drilled and developed by our competitors. We also face the potential risk of shut-in natural gas due to high levels of natural gas and NGL inventory in storage, weak demand due to mild weather and the effects of any economic downturns on industrial demand. Lack of NGL storage in Mont Belvieu where our West Texas and New Mexico NGLs are shipped for processing could cause the processors of our natural gas to curtail or shut-in our natural gas wells and potentially force us to shut-in oil wells that produce associated natural gas. For example, following Hurricanes Gustav and Ike, when certain Permian Basin natural gas processors were forced to shut down their plants due to the shutdown of the Texas Gulf Coast

NGL fractionators, we were able to produce our oil wells and vent or flare the associated natural gas. There is no certainty we will be able to vent or flare natural gas again due to potential changes in regulations. Furthermore, we may encounter problems in restarting production of previously shut-in wells.

Our commodity and interest rate derivative activities may limit our ability to profit from price gains, could result in cash losses and expose us to counterparty risk and as a result could reduce our cash available for distributions.

We have entered into, and we expect in the future to enter into, oil and natural gas derivative contracts intended to offset the effects of commodity price volatility related to a significant portion of our oil and natural gas production. Many derivative instruments that we employ require us to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting our ability to realize the benefit of increases in oil and natural gas prices.

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

An increase in the differential between the West Texas Intermediate (“WTI”) or other benchmark prices of oil and the wellhead price we receive for our production could adversely affect our operating results and financial condition.

The prices that we receive for our oil production sometimes reflect a discount to the relevant benchmark prices, such as WTI, that are used for calculating derivative positions. The difference between the benchmark price and the price we receive is called a differential. Increases in the differential between the benchmark prices for oil and the wellhead price we receive could adversely affect our operating results and financial condition. For example, our realized oil price decreased $3.84 per Bbl to $85.78 per barrel for the year ended December 31, 2012 from $89.62 per barrel for the year ended December 31, 2011. This decrease in realized oil prices was primarily caused by a larger average oil differential of $2.75 per barrel as well as a lower average WTI price. This increased oil differential was largely due to a significant increase in the Midland-Cushing/WTI differential in 2012 compared to 2011. Significant differentials could adversely affect our operating results and financial condition.

Due to regional fluctuations in the actual prices received for our natural gas production, the derivative contracts we enter into may not provide us with sufficient protection against price volatility since they are based on indexes related to different and remote regional markets.

We sell our natural gas into local markets, the majority of which is produced in West Texas, Southeast New Mexico, the Texas Panhandle, Central Oklahoma and Wyoming and shipped to the Midwest, West Coast and Texas Gulf Coast. These regions account for over 90% of our natural gas sales. Currently we use swaps on Waha, ANR-Oklahoma and CIG-Rockies natural gas prices. While we are paid a local price indexed to or closely related to Waha, ANR-Oklahoma and CIG-Rockies, these indexes are heavily influenced by prices received in remote regional consumer markets less transportation costs and thus may not be effective in protecting us against local price volatility.

The substantial restrictions and financial covenants of our revolving credit facility, any negative redetermination of our borrowing base by our lenders and any potential disruptions of the financial markets could adversely affect our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

We depend on our revolving credit facility for future capital needs. Our revolving credit facility, which matures on March 10, 2016, limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion. As of February 26, 2013, our borrowing base was $800 million and we had approximately $299.9 million available for borrowing.

Our revolving credit facility restricts, among other things, our ability to incur debt and pay distributions to our unitholders, and requires us to comply with certain financial covenants and ratios. We may not be able to comply with these restrictions and covenants in the future and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, such as any potential disruptions in the financial markets. Our failure to comply with any of the restrictions and covenants under our revolving credit facility could result in a default under our revolving credit facility. A default under our revolving credit facility could cause all of our existing indebtedness, including our $300 million 8% senior unsecured notes maturing on December 1, 2020 (the "Senior Notes"), to be immediately due and payable.

We are prohibited from borrowing under our revolving credit facility to pay distributions to unitholders if the amount of borrowings outstanding under our revolving credit facility reaches or exceeds 100% of the borrowing base, which is the amount of money available for borrowing, as determined semi-annually by our lenders in their sole discretion. The lenders will redetermine the borrowing base based on an engineering report with respect to our oil and natural gas reserves, which will take into account the prevailing oil and natural gas prices at such time. Any time our borrowings meet or exceed 100% of the then specified borrowing base, our ability to pay distributions to our unitholders in any such quarter is solely dependent on our ability to generate sufficient cash from our operations after such cash flow is first used to cure any borrowing base deficiency.

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

Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Financing Activities.”

Restrictive covenants under the indenture governing our Senior Notes may adversely affect our operations.

The indenture governing our the Senior Notes contains, and any future indebtedness we incur may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	sell assets, including equity interests in our restricted subsidiaries;

•	pay distributions on, redeem or purchase our units or redeem or purchase our subordinated debt;

•	make investments;

•	incur or guarantee additional indebtedness or issue preferred units;

•	create or incur certain liens;

•	enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;

•	consolidate, merge or transfer all our substantially all of our assets;

•	engage in transactions with affiliates;

•	create unrestricted subsidiaries; and

•	engage in certain business activities.
As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

A failure to comply with the covenants in the indenture governing the Senior Notes or any future indebtedness could result in an event of default under the indenture governing the Senior Notes, our revolving credit facility, or any future indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Our debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities.

As of February 26, 2013, we had total long-term debt of $800 million. Our existing and future indebtedness could have important consequences to us, including:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on terms acceptable to us;

•
covenants in our existing and future credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

•	our access to the capital markets may be limited;

•	our borrowing costs may increase;

•
we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and distributions to unitholders; and

•	our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally.
Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms or at all.

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

The marketability of our oil and natural gas production depends in part on the availability, proximity and capacity of gathering and pipeline systems owned by third parties. The amount of oil and natural gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, oversupply of oil due to nearby refinery outages, excessive pressure, physical damage to the gathering or transportation system, or lack of contracted capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we are provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or pipeline capacity, or significant delay in the construction of necessary gathering and transportation facilities, could adversely affect our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

We may be unable to compete effectively, which could have an adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources than us. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our competitors not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration and development activities during periods of low oil and natural gas market prices and to absorb the burden of present and future federal, state, local and other laws and regulations. Our inability to compete effectively with these companies could have an adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

Recently approved final rules regulating air emissions from natural gas production operations could cause us to incur increased capital expenditures and operating costs, which may be significant.

On April 17, 2012, the EPA approved final regulations under the Clean Air Act that, among other things, require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities.  The final regulations require the reduction of VOC emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015.  For well completion operations occurring at such well sites before January 1, 2015, the final regulations allow operators to capture and direct flowback emissions to completion combustion devices, such as flares, in lieu of performing green completions.  These regulations also establish specific new requirements regarding emissions from dehydrators, storage tanks and other production equipment.  We are currently reviewing this new rule and assessing its potential impacts.  Compliance with these requirements could increase our costs of development and production, which costs may be significant.

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

The July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) provides for new statutory and regulatory requirements for certain derivative transactions, which are now broadly referred to as “swaps” and which include oil and gas hedging transactions and interest rate swaps. Swaps designated by the CFTC and swaps within certain classes of swaps designated by the CFTC will be required to be submitted for clearing on a derivative clearing organization (“DCO”) and, if accepted for clearing, cleared on the DCO. Transactions in swaps accepted for clearing must be executed on a board of trade designated as a contract market or a swap execution facility if such swaps are made available for trading on such a board of trade or swap execution facility. The Act provides an exception from application of the Act's clearing requirement that commercial end-users may elect for swaps they use to hedge or mitigate commercial risks. Although we believe we will be able to elect such exception with respect to most, if not all, of our swaps, if we cannot do so with respect to many of the swaps we enter into, our ability to execute our hedging program efficiently will be adversely affected. In addition, any of our existing swaps, as well as swaps that we enter before such swaps become subject to the clearing requirement, that fall within a class of swaps becoming subject to the clearing requirement will have to be submitted for clearing unless we meet certain reporting requirements.

We anticipate that, under regulations adopted under the Act and relevant DCO and other rules, if we do not qualify as a commercial end-user we will be required to post cash collateral for those of our derivative transactions constituting swaps (including our interest rate swaps and commodities-related swaps) that we need to clear on a DCO. Moreover, the CFTC and the federal regulators of banks and other financial institutions have proposed regulations imposing margin requirements for non-cleared swaps that, if adopted, could require us to post cash or other types of collateral for our non-cleared swaps, if any, from time to time in certain circumstances. Posting cash collateral or margin with respect to our swaps could cause liquidity issues for us by reducing our ability to use our cash for capital expenditures or other partnership purposes. A requirement to post cash collateral or margin could therefore reduce our ability to execute strategic hedges to reduce commodity price uncertainty and, thus, to protect cash flows. In addition, even if we are not required to post cash collateral or margin for our swaps, the banks and other derivatives dealers who are the contractual counterparties to our swaps will be required to comply with the Act's new requirements, and the costs of their compliance will likely be passed on to customers, including us, thus increasing our costs of engaging in hedging transactions, decreasing the benefits of those transactions to us and reducing our cash flows. We currently hedge only with current or former lenders under our Current Credit Agreement, which have collateral in our oil and natural gas properties and do not require us to post cash collateral.

As required by the Act, the CFTC has also adopted regulations setting limits on the positions that a party may hold for its own account in certain futures contracts and economically equivalent futures contracts, options contracts, swaps and swaptions in a number of physical commodities, including NYMEX contracts relating to WTI crude oil and Henry Hub natural gas. The regulations will allow us to exceed position limits otherwise applicable to us to the extent a contract or swap we hold constitutes a bona fide hedging transaction or position. If for any reason our contracts relating to such commodities, if any, fail to qualify for the exemption from the position limits, our ability to execute strategic hedges to reduce commodity price uncertainty, and, thus, to protect cash flows could be impaired.

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

We cannot predict the effect of future sales of our units, or the availability of units for future sales, on the market price of or the liquidity of the market for our units. Sales of substantial amounts of units, or the perception that such sales could occur, could adversely affect the prevailing market price of our units. Such sales, or the possibility of such sales, could also make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. The founding investors (the "Founding Investors") and their affiliates, including members of our management, own approximately 18% of our outstanding units. We granted the Founding Investors certain registration rights to have their units registered under the Securities Act. Upon registration, these units will be eligible for sale into the market. Because of the substantial size of the Founding Investors’ holdings, the sale of a significant portion of these units, or a perception in the market that such a sale is likely, could have a significant impact on the market price of our units.

Our acquisitions, including the COG 2012 Acquisition, may prove to be worth less than we paid, or provide less than anticipated proved reserves, production or cash flow because of uncertainties in evaluating recoverable reserves, well performance, and potential liabilities as well as uncertainties in forecasting oil and gas prices and future development, production and marketing costs.
Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, development potential, well performance, future oil and natural gas prices, operating costs and potential environmental and other liabilities. Our estimates of future reserves and estimates of future production for our acquisitions and related forecasts of anticipated cash flow therefrom, are initially based on detailed information furnished by the sellers and subject to review, analysis and adjustment by our internal staff, typically without consulting with outside petroleum engineers. Such assessments are inexact and their accuracy is inherently uncertain and our proved reserves estimates and cash flow forecasts therefrom may exceed actual acquired proved reserves or the estimates of future cash flows therefrom. In connection with our assessments, we perform a review of the acquired properties included in our acquisitions that we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities.

We do not inspect every well. Even when we inspect a well, we do not always discover structural, subsurface and environmental problems that may exist or arise. As a result of these factors, the purchase price we pay to acquire oil and natural gas properties may exceed the value we realize.
        Also, our reviews of the properties included in our acquisitions are inherently incomplete because it is generally not feasible to perform an in-depth review of the individual properties involved in each acquisition given time constraints imposed by sellers. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken.
Risks Related to Our Limited Partnership Structure

Our Founding Investors, including members of our management, own an approximately 18% limited partner interest in us and control our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner has conflicts of interest and limited fiduciary duties, which may permit it to favor its own interests to the detriment of our unitholders.

Our Founding Investors, including members of our management, own an approximately 18% limited partner interest in us and therefore have the ability to influence the election of the members of the board of directors of our general partner. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners, our Founding Investors and their affiliates. Conflicts of interest may arise between our Founding Investors and their affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

Tax Risks to Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of additional entity-level taxation by states and localities. If the IRS were to treat us as a corporation or if we were to become subject to a material amount of additional entity-level taxation for state or local tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our units depends largely on our being treated as a partnership for U.S. federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which currently has a top marginal rate of 35%, and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available to pay distributions to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders likely causing a substantial reduction in the value of our units.

Current law may change, causing us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are subject to an entity-level state tax on the portion of our gross income that is apportioned to Texas. If any additional states were to impose a tax upon us as an entity, the cash available for distribution to our unitholders would be reduced.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time members of the U.S. Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our units.

Certain federal income tax deductions currently available with respect to oil and natural gas drilling and development may be eliminated as a result of future legislation.

Both the Obama Administration and members of the U.S. Congress have during past legislative sessions proposed changes that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be proposed in the current legislative session, and if proposed and enacted, how soon any such changes could become effective. The passage of any legislation with similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our units.

Our unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Our unitholders are required to pay U.S. federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from their share of our taxable income.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing U.S. Treasury regulations and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. Accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge this method or new U.S. Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A successful IRS contest of the U.S. federal income tax positions we take may adversely affect the market for our units, and the costs of any contest will reduce our cash available for distribution to our unitholders.

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

Investment in our units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from U.S. federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to such a unitholder. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

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

In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, including state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if they do not reside in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently do business and own assets in Texas, New Mexico, Oklahoma, Alabama, Mississippi, Wyoming, North Dakota, Colorado, Arkansas, Louisiana, Kansas, Montana and Utah. As we make acquisitions or expand our business, we may do business or own assets in other states in the future. It is the responsibility of each unitholder to file all United States federal, state and local tax returns that may be required of such unitholder. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our units.

We will be considered to have technically terminated for U.S. federal income tax purposes due to a sale or exchange of 50% or more of our interests within a twelve-month period.

We will be considered to have technically terminated our partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has recently announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.
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

As of December 31, 2012 we owned interests in producing oil and natural gas properties in 681 fields in the Permian Basin, Texas Panhandle, Wyoming, North Dakota, Montana, Oklahoma and several other states, operated 3,498 gross productive wells and owned non-operated interests in 4,109 gross productive wells. The following table sets forth information about our proved oil and natural gas reserves as of December 31, 2012. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves. For a definition of “standardized measure,” please see the glossary of terms at the beginning of this annual report on Form 10-K.

	As of December 31, 2012
	Proved Reserves			Standardized Measure
Field	MMBoe	R/P (a)	% Oil and NGLs	Amount (b)	% of Total
				($ in Millions)
Spraberry/War San (c)	9.9	12.4	67%	$194.2	13.6%
New Mexico Lower Abo	3.1	5.8	58	82.0	5.7
Texas Panhandle	6.0	13.7	71	71.1	5.0
East Binger	3.2	11.8	82	60.8	4.3
Fullerton	1.8	18.3	90	48.8	3.4
Jordan	2.2	12.2	91	44.1	3.1
Deep Rock	1.9	21.0	96	43.6	3.1
Lea	1.7	7.2	73	37.1	2.6
Langlie Mattix	1.5	17.7	89	33.6	2.4
Fourbear/Fourbear Frank’s Fork	2.0	11.4	100	33.5	2.3
Total — Top 10 fields	33.3	11.4	76%	$648.8	45.5%
All others	49.9	11.4	63	777.1	54.5
Total	83.2	11.4	68%	$1,425.9	100.0%
____________________

(a)
Reserves as of December 31, 2012 divided by annualized fourth quarter production volumes, with the exception of volumes associated with the COG 2012 Acquisition for which the twelve days of production from the date of acquisition to December 31, 2012 was annualized.

(b)
Texas margin taxes and the federal income taxes associated with a corporate subsidiary have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure.

(c)
As the Spraberry/War San field contains 9.9 MMBoe, or 11.9% of total proved reserves of 83.2 MMBoe, the following table presents the production, by product, for the Spraberry/War San field for the last three fiscal years:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except daily production)
Spraberry/War San Field Production:
Oil (MBbls)	510	475	227
Natural gas liquids (Mgal)	428	346	44
Natural gas (MMcf)	1,599	1,514	922
Total (Mboe)	787	735	382
Average daily production (Boe per day)	2,150	2,014	1,047

Summary of Oil and Natural Gas Properties and Projects

Our most significant fields are the Spraberry/War San, New Mexico Lower Abo, Texas Panhandle, East Binger, Fullerton, Jordan, Deep Rock, Lea, Langlie Mattix and Fourbear/Fourbear Frank’s Fork. As of December 31, 2012, these ten fields accounted for approximately 46% of our Standardized Measure and 40% of our total estimated proved reserves.

Spraberry/War San Field. The Spraberry/War San field is located in Andrews, Howard, Midland, Martin, Reagan and Upton Counties, Texas. This Spraberry/War San field summary includes wells in the War San field which produce from the same formations and in the same area as our Spraberry field wells. This field produces from Spraberry and Wolfcamp age formations from 5,000 to 11,000 feet. We operate 232 active wells (228 producing, 4 injecting) in this field with working interests ranging from 5.5% to 100% and net revenue interests ranging from 4.2% to 90.8%. We also own another 128 non-operated wells (126 producing, 2 injecting). As of December 31, 2012, our properties in the Spraberry/War San field contained 9.9 MMBoe (67% liquids) of net proved reserves with a standardized measure of $194.2 million. The average net daily production from this field was 2,182 Boe/d for the fourth quarter of 2012. The estimated reserve life (R/P) for this field is 12.4 years based on the annualized fourth quarter production rate.

19 wells were drilled on Legacy Reserves’ properties in the Spraberry/War San field in 2012. We have identified 49 more proved undeveloped projects, primarily 40-acre infill drilling locations, and 8 behind-pipe or proved developed non-producing re-completion projects in this field. We have also identified several unproved drilling locations in this field.

New Mexico Lower Abo. The Lower Abo horizontal drilling play includes several fields located in Eddy, Lea and Chaves Counties, New Mexico. The primary fields in this play are named Crow Flats, Dog Canyon and County Line Tank. The producing formation in all of these fields is the Lower Abo at depths of 6,350 to 9,500 feet. Legacy acquired all of our wells in this play as part of the COG 2012 Acquisition. We operate 39 wells in the Lower Abo play with working interests ranging from 25% to 100% and net revenue interests ranging from 20.6% to 87.5%. We also own 16 non-operated wells. There has been considerable drilling activity in this area during recent years by the previous operator and operators of our non-operated wells, as 29 of our 39 operated wells have come online since January 1, 2010, which is resulting in significant flush production from these wells. As of December 31, 2012, our properties in the Lower Abo play contained 3.1 MMBoe (58% liquids) of net proved reserves with a standardized measure of $82.0 million. The average net daily production from this field was 1,476 Boe/d for the last 12 days of 2012 that Legacy owned these wells. The estimated reserve life (R/P) for the field is 5.8 years based on the annualized production rate, which is materially impacted by the aforementioned flush production from recent drilling activity by the prior operator. We expect this production rate to drop materially in 2013. Our engineers have identified seven proved undeveloped drilling projects as well as several unproved drilling projects in this area.

Texas Panhandle Fields. The Texas Panhandle fields are located in Carson, Gray, Hartley, Hutchinson, Moore, Potter, Sherman and Wheeler Counties, Texas. The fields are produced from multiple formations of Permian age which primarily include the shallow Granite Wash, Brown Dolomite, and Red Cave formations from 2,500 to 4,000 feet. Legacy operates 624 wells (582 producing, 42 injecting) in the Texas Panhandle fields with working interests ranging from 33.3% to 100% and net revenue interests ranging from 25% to 100.0%. We also own another 414 non-operated wells (402 producing, 12 injecting). As of December 31, 2012, our properties in the Texas Panhandle fields contained 6.0 MMBoe (71% liquids) of net proved reserves with a standardized measure of $71.1 million. The average net daily production from these fields was 1,192 Boe/d for the fourth quarter of 2012. The estimated reserve life (R/P) for these fields is 13.7 years based on the annualized fourth quarter production rate.

East Binger Field. The East Binger field is located in Caddo County, Oklahoma. The Marchand Sand, at depths of 9,700 to 10,100 feet, is the primary reservoir in the East Binger field. The East Binger Unit, the major property in the field, is an active miscible nitrogen injection project and is operated by Binger Operations, LLC (BOL), of which Legacy owns 50%. BOL operates 81 wells (57 producing, 24 injecting) in the East Binger field, and Legacy owns a working interest of 55.67% and net revenue interest of 46.9% in the East Binger Unit. As of

December 31, 2012, our properties in the East Binger field contained 3.2 MMBoe (82% liquids) of net proved reserves with a standardized measure of $60.8 million. The average net daily production from this field was 737 Boe/d for the fourth quarter of 2012. The estimated reserve life (R/P) for the field is 11.8 years based on the annualized fourth quarter production rate. We have identified five proved undeveloped drilling locations in this field.

Fullerton Field. The Fullerton field is located in Andrews County, Texas. Most of the production in the field is from the Clearfork formation which is under waterflood at depths of 5,750 to 7,100 feet. The field also produces from the San Andres, Wichita Albany and Devonian formations. Legacy acquired the majority of our wells in this field as part of the COG 2012 Acquisition. Legacy operates 79 wells (67 producing, 12 injecting) in the field with working interests ranging from 75% to 100% and net revenue interests ranging from 62.0% to 87.5%. We also own a 6.3% working interest and a 4.6% net revenue interest in one non-operated property in the field. As of December 31, 2012, our properties in the Fullerton field contained 1.8 MMBoe (90% liquids) of net proved reserves with a standardized measure of $48.8 million. The average net daily production from this field was 276 Boe/d for the last 12 days of 2012 that Legacy owned these wells. The estimated reserve life (R/P) for the field is 18.3 years based on the annualized production rate.

Our engineers have identified seven proved undeveloped infill drilling projects and 23 behind-pipe or proved developed non-producing projects in the field. We also have several additional unproved drilling locations and multiple unproved developed non-producing projects in the field.

Jordan Field. The Jordan field is located in Ector and Crane Counties, Texas. The field produces under waterflood from the San Andres formation at depths of 3,100 to 3,800 feet. We operate 70 wells (53 producing, 17 injecting) in the West Jordan Unit with a 53.1% working interest and a 39.8% net revenue interest. We also own a 35.9% non-operated working interest and a 29.7% net revenue interest in the Jordan University Unit which contains 180 wells (145 producing, 35 injecting). As of December 31, 2012, our properties in the Jordan field contained 2.2 MMBoe (91% liquids) of net proved reserves with a standardized measure of $44.1 million. The average net daily production from the field was 492 Boe/d for the fourth quarter of 2012. The estimated reserve life (R/P) of the field is 12.2 years based on the annualized fourth quarter production rate.

The Jordan University Unit was drilled in the 1930s through the 1960s on 20-acre spacing and waterflooding commenced in 1966. There have been over 100 infill wells drilled in the unit including ten 5-acre infill wells drilled in 2012. We have 15 more proved undeveloped and several unproved 5-acre drilling locations in the unit.

The West Jordan Unit was drilled in the 1930s through the 1960s on 20-acre spacing and waterflooding began in 1970. There have been 78 10-acre infill wells drilled in the unit. We have six proved developed 10-acre drilling locations, 10 proved developed non-producing projects and several unproved drilling locations in the unit.

Deep Rock Field. The Deep Rock field is located in Andrews County, Texas. Most of the production in the field is from the Glorieta formation at depths of 5,630 to 6,000 feet. The field also produces from the Pennsylvanian, Devonian and Ellenburger formations at depths from 6,000 to 12,200 feet. Legacy acquired the majority of our wells in this field as part of the COG 2012 Acquisition. We operate 155 wells (142 producing, 13 injecting) in the field with working interests ranging from 6.7% to 100% and net revenue interests ranging from 5.8% to 87.5%. We also own 204 non-operated wells (166 producing, 38 injecting). As of December 31, 2012, our properties in the Deep Rock field contained 1.9 MMBoe (96% liquids) of net proved reserves with a standardized measure of $43.6 million. The average net daily production from this field was 250 Boe/d for the last 12 days of 2012 that Legacy owned these wells. The estimated reserve life (R/P) for the field is 21.0 years based on the annualized production rate.

Our engineers have identified three proved undeveloped projects and one behind-pipe or proved developed non-producing projects in the field. We also have several additional unproved drilling location and multiple unproved developed non-producing projects in the field.

Lea Field. The Lea field is located in Lea County, New Mexico. Our Lea field properties consist primarily of interests in the Lea Unit and Lea Federal Unit. The large majority of the production from these properties is from the Bone Spring formation at depths of 11,100 feet to 16,800 feet. These properties also produce from the Morrow,

Devonian, Delaware and Pennsylvania formations at depths ranging from 11,150 feet to 14,500 feet. We operate 28 wells (24 producing, 4 injecting) in the Lea Field with working interests ranging from 12.5% to 100.0% and net revenue interests ranging from 15.0% to 81.3%. As of December 31, 2012, our properties in the Lea Field contained 1.7 MMBoe (73% liquids) of net proved reserves with a standardized measure of $37.1 million. The average net daily production from this field was 641 Boe/d for the fourth quarter of 2012, the large majority of which was from a new, horizontal Bone Spring well that initiated production in November 2012. As a result of the flush production from this well, the estimated reserve life (R/P) of the field is 7.2 years based on the annualized fourth quarter production rate. Our engineers have identified two additional proved and several unproved undeveloped horizontal Bone Spring drilling locations in the field.

Langlie Mattix Field. The Langlie Mattix field is located in Lea County, New Mexico. The primary reservoir in this field is the Queen formation at depths of 3,400 to 3,800 feet. We operate 98 wells (72 producing, 26 injecting) in the Langlie Mattix Penrose Sand Unit, a subdivision of the Langlie Mattix Field, with a 59.0% average working interest and a 50.7% average net revenue interest. We also operate 45 producing wells in the Skelly Penrose A Unit with a 100% working interest and a 86.8% net revenue interest, as well as eight other properties with eight active producing wells with an average net working interest of 95.9% and 80.8% average net revenue interests. As of December 31, 2012, our properties in the Langlie Mattix field contained 1.5 MMBoe (89% liquids) of net proved reserves with a standardized measure of $33.6 million. The average net daily production from this field was 235 Boe/d for the fourth quarter of 2012. The estimated reserve life (R/P) for the field is 17.7 years based on the annualized fourth quarter production rate.

The Langlie Mattix Penrose Sand Unit was drilled in the late 1930s and early 1940s on 40-acre spacing. Waterflooding commenced in 1958. There have been a total of 26 20-acre infill wells drilled on the Unit in four different drilling programs from 1983 to 2007. All four 20-acre infill drilling programs were successful. We have 22 more proved undeveloped locations and multiple unproved 20-acre locations.

Fourbear/Fourbear Frank’s Fork Fields. The Fourbear and Fourbear Frank’s Fork fields are located in Park County in the Big Horn Basin of Wyoming. These fields produce from multiple formations which primarily include the Pennsylvanian age Phosphoria and Tensleep formations from 3,000 to 4,000 feet. Legacy operates 50 wells (32 producing, 18 injecting) in these fields with working interests ranging from 83.1% to 100% and net revenue interests ranging from 72.2% to 89.1%. As of December 31, 2012, our properties in the Fourbear and Fourbear Frank’s Fork fields contained 2.0 MMBoe (100% liquids) of net proved reserves with a standardized measure of $33.5 million. The average net daily production from these fields was 487 Boe/d for the fourth quarter of 2012. The estimated reserve life (R/P) for these fields is 11.4 years based on the annualized fourth quarter production rate.

We have identified five behind-pipe or proved developed non-producing projects in these fields. We have also identified several unproved drilling locations and multiple unproved developed non-producing projects in these fields.

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

The following information represents estimates of our proved reserves as of December 31, 2012, 2011 and 2010. These reserve estimates have been prepared in compliance with the Securities and Exchange Commission rules and accounting standards using current costs and the average annual prices based on the un-weighted arithmetic average of the first-day-of-the-month price for each month in the years ended December 31, 2012,

2011 and 2010. The pricing that was used for estimates of our reserves as of December 31, 2012 was based on an un-weighted 12-month average West Texas Intermediate posted price of $91.17 per Bbl for oil and a Platt's Henry Hub natural gas price of $2.76 per MMBtu. See the table below.

	As of December 31,
	2012	2011	2010
Reserve Data:
Estimated net proved reserves:
Oil (MMBbls)	52.0	38.2	34.1
Natural Gas Liquids (MMBbls)	4.6	4.8	4.9
Natural Gas (Bcf)	159.3	122.6	82.7
Total (MMBoe)	83.2	63.4	52.8
Proved developed reserves (MMBoe)	75.0	55.4	46.4
Proved undeveloped reserves (MMBoe)	8.2	8.0	6.4
Proved developed reserves as a percentage of total proved reserves	90%	87%	88%
Standardized measure (in millions)(a)	$1,425.9	$1,140.4	$774.8
Oil and Natural Gas Prices(b)
Oil - WTI per Bbl	$91.17	$92.71	$75.96
Natural gas - Henry Hub per MMBtu	$2.76	$4.12	$4.38
____________________

(a)
Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission (using current costs and the average annual prices based on the un-weighted arithmetic average of the first-day-of-the-month price) without giving effect to non-property related expenses such as general administrative expenses and debt service or to depletion, depreciation and amortization and discounted using an annual discount rate of 10%. For the purpose of calculating the standardized measure, the costs and prices are unescalated. Because we are a limited partnership that allocates our taxable income to our unitholders, no provision for federal or state income taxes has been provided for in the calculation of standardized measure. Standardized measure does not give effect to derivative transactions. For a description of our derivative transactions, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Investing Activities.”

(b)
Oil and natural gas prices as of each date are based on the un-weighted arithmetic average of the first-day-of-the-month price for each month, with these representative prices adjusted by property to arrive at the appropriate net sales price, which is held constant over the economic life of the property.

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

From time to time, we engage LaRoche to prepare a reserve and economic evaluation of properties that we are considering purchasing. Neither LaRoche nor any of its employees have any interest in those properties, and the compensation for these engagements is not contingent on their estimates of reserves and future net revenues for the subject properties. During 2012, 2011 and 2010, we paid LaRoche approximately $306,861, $337,372 and $151,176, respectively, for such reserve and economic evaluations as well as its annual reserve report.

Internal Control over Reserve Estimations

Legacy's proved reserves are estimated at the well or unit level and compiled for reporting purposes by Legacy's reservoir engineering staff, none of whom are members of Legacy's operating teams nor are they managed by members of Legacy's operating teams. Legacy maintains internal evaluations of its reserves in a secure engineering database. Legacy's reservoir engineering staff meets with LaRoche periodically throughout the year to discuss assumptions and methods used in the reserve estimation process. Legacy provides LaRoche information on all properties acquired during the year for addition to Legacy’s reserve report. LaRoche updates production data from public sources and then modifies production forecasts for all properties as necessary. Legacy provides to LaRoche lease operating statement data at the property level from Legacy’s accounting system for estimation of each property’s operating expenses, price differentials, gas shrinkage and NGL yield. Legacy's reserve engineering staff provides all changes to Legacy’s ownership interests in the properties to LaRoche for input into the reserve report. Legacy provides information on all capital projects completed during the year as well as changes in the expected timing of future capital projects. Legacy provides updated capital project cost estimates and abandonment cost and salvage value estimates. Legacy's internal engineering staff coordinates with Legacy's accounting and other departments and works closely with LaRoche to ensure the integrity, accuracy and timeliness of data that is furnished to LaRoche for its reserve estimation process. All of the reserve information in Legacy's secure reserve engineering data base is provided to LaRoche. After evaluating and inputting all information provided by Legacy, LaRoche, as independent third-party petroleum engineers, provides Legacy with a preliminary reserve report which Legacy's engineering staff and its Chief Financial Officer review for accuracy and completeness with an emphasis on ownership interest, capital spending and timing, expense estimates and production curves. After considering comments provided by Legacy, LaRoche completes and publishes the final reserve report. Legacy's engineering staff, in coordination with Legacy's accounting department and its Chief Financial Officer, ensure that the information derived from LaRoche's reports is properly disclosed in our filings.

Legacy’s Acquisition and Planning Manager is the reservoir engineer primarily responsible for overseeing the preparation of reserve estimates by the third-party engineering firm, LaRoche. He has held a wide variety of technical and supervisory positions during a 35-year career with four publicly traded oil and natural gas producing companies, including Legacy. He has over 25 years of SEC reserve report preparation experience in addition to continuing education courses on reserve estimation and reporting, including one in 2009 covering the effect of the SEC’s Final Rule, Modernization of Oil and Gas Reporting. For the professional qualifications of the primary person responsible for the third party reserve evaluation, please see the last paragraph of Exhibit 99.1 - Summary Reserve Report from LaRoche Petroleum Consultants, Ltd.

Production and Price History

The following table sets forth a summary of unaudited information with respect to our production and sales of oil and natural gas for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012(a)	2011	2010(b)
Production:
Oil (MBbls)	3,337	2,951	2,334
Natural gas liquids (MGal)	14,607	14,559	12,890
Gas (MMcf)	10,417	8,842	5,204
Total (MBoe)	5,421	4,771	3,508
Average daily production (Boe per day)	14,811	13,071	9,611
Average sales price per unit (excluding derivatives):
Oil (per Bbl)	$85.78	$89.62	$74.02
NGL (per Gal)	$1.00	$1.30	$1.06
Gas (per Mcf)	$4.38	$6.05	$5.76
Combined (per Boe)	$63.91	$70.61	$61.68
Average sales price per unit (including realized derivative gains/losses):
Oil (per Bbl)	$82.72	$85.78	$77.99
NGL (per Gal)	$1.00	$1.30	$1.06
Gas (per Mcf)	$5.93	$7.41	$7.86
Combined (per Boe)	$65.00	$70.74	$67.42
Average unit costs per Boe:
Production costs, excluding production and other taxes	$19.08	$18.37	$17.97
Ad valorem taxes	$1.76	$1.95	$1.77
Production and other taxes	$3.83	$4.26	$3.62
General and administrative	$4.52	$4.84	$5.49
Depletion, depreciation and amortization	$18.84	$18.48	$17.93
____________________

(a)	Reflects the production and operating results of the COG 2012 Acquisition properties from the closing date on December 20, 2012 through December 31, 2012.

(b)
Reflects the production and operating results of the Wyoming Acquisition and COG 2010 Acquisition properties from the closing dates of such acquisitions on February 17, 2010 and December 22, 2010, respectively, through December 31, 2010 as discussed further in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Productive Wells

The following table sets forth information at December 31, 2012 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Operated	2,960	2,336	538	446	3,498	2,782
Non-operated	3,123	283	986	108	4,109	391
Total	6,083	2,619	1,524	554	7,607	3,173

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2012 relating to our leasehold acreage.

	Developed Acreage(a)		Undeveloped Acreage(b)
	Gross(c)	Net(d)	Gross(c)	Net(d)
Total	902,235	349,836	232,273	70,108
____________________

(a)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.

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

Drilling Activity

The following table sets forth information with respect to wells completed by Legacy during the years ended December 31, 2012, 2011 and 2010. The drilling activities associated with the properties acquired in the Wyoming Acquisition (February 17, 2010) and the COG 2010 Acquisition (December 22, 2010) are included subsequent to those acquisition dates. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the numbers of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of oil and natural gas, regardless of whether they produce a reasonable rate of return.

	Year Ended December 31,
	2012	2011	2010
Gross:
Development
Productive	57	92	42
Dry	—	—	—
Total	57	92	42
Exploratory
Productive	3	—	—
Dry	—	—	—
Total	3	—	—
Net:
Development
Productive	21.4	32.3	18.1
Dry	—	—	—
Total	21.4	32.3	18.1
Exploratory
Productive	0.15	—	—
Dry	—	—	—
Total	0.15	—	—

Summary of Development Projects

We are currently pursuing an active development strategy. We estimate that our capital expenditures for the year ending December 31, 2013 will be approximately $90 million for development drilling, re-completions and fracture stimulation and other development related projects to implement this strategy. All of these development projects are located in the Permian Basin, Wyoming and the East Binger field in Oklahoma. We will consider adjustments to this capital program based on our assessment of additional development opportunities that are identified during the year and the cash available to invest in our development projects.

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

Derivative Activity

We enter into derivative transactions with unaffiliated third parties with respect to oil, NGL and natural gas prices to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in oil and natural gas prices. We have entered into derivative contracts in the form of fixed price swaps for NYMEX WTI oil, West Texas Waha natural gas, ANR-Oklahoma natural gas and Rocky Mountain CIG natural gas as well as Midland to Cushing crude oil basis differentials. We have also entered into multiple NYMEX WTI oil derivative three-way collar contracts. Each three-way contract combines a short call, a long put and a short put. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. We receive the short call price if the market price is above the short call price, and we receive the market price if the market price is in between the short call and long put prices. If the market price is below the price of the long put, we receive the long put price only if the market price is still above the short put price. If the market price has fallen below the short put price, we receive the NYMEX WTI market price plus the spread between the short put and the long put prices. We also enter into derivative transactions with respect to LIBOR interest rates to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in LIBOR interest rates. All of our interest rate derivative transactions are LIBOR interest rate swaps, which do not require option premiums. Our derivatives swap floating LIBOR rates for fixed rates. All of our current derivative counterparties are current or former members of our bank group. For a more detailed discussion of our derivative activities, please read “Business – Oil and Natural Gas Derivative Activities,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operations” and “— Quantitative and Qualitative Disclosures About Market Risk.”

Title to Properties

Prior to completing an acquisition of producing oil and natural gas leases, we perform title reviews on significant leases and, depending on the materiality of properties, we may obtain a title opinion or review previously obtained title opinions. As a result, title opinions have been obtained on a portion of our properties.

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

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings, except as discussed in Note 6 in the Notes to the Consolidated Financial Statements. In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units, which were first offered and sold to the public on January 12, 2007, are listed on the NASDAQ Global Select Market under the symbol “LGCY.” As of February 26, 2013, there were 57,271,419 units outstanding, held by approximately 92 holders of record, including units held by our Founding Investors.

The following table presents the high and low sales prices for our units during the periods indicated (as reported on the NASDAQ Global Select Market) and the amount of the quarterly cash distributions we paid on each of our units with respect to such periods.

	Price Ranges		Cash Distribution	Cash Distribution
2012	High	Low	per Unit	to General Partner
First Quarter	$30.07	$27.11	$0.555	$10,163
Second Quarter	$29.48	$23.16	$0.560	$10,254
Third Quarter	$29.40	$24.90	$0.565	$10,346
Fourth Quarter	$29.93	$22.33	$0.570	$10,437 (a)
	Price Ranges		Cash Distribution	Cash Distribution
2011	High	Low	per Unit	to General Partner
First Quarter	$32.24	$27.84	$0.530	$9,705
Second Quarter	$33.71	$27.01	$0.540	$9,888
Third Quarter	$30.85	$22.00	$0.545	$9,979
Fourth Quarter	$30.85	$23.84	$0.550	$10,071
____________________

(a)	This distribution was paid to our general partner concurrent with our distribution to unitholders on February 14, 2013.

Distribution Policy

We must distribute all of our cash on hand at the end of each quarter, less reserves established by our general partner. We refer to this cash as available cash, which is defined in our partnership agreement. We currently pay quarterly cash distributions of $0.570 per unit.

Recent Sales of Unregistered Securities

None.

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

	Years Ended December 31,
	2012(a)	2011	2010(b)	2009	2008(c)
	(In thousands, except per unit data)
Statement of Operations Data:
Revenues:
Oil sales	$286,254	$264,473	$172,754	$103,319	$157,973
Natural gas liquids sales	14,592	18,888	13,670	11,565	15,862
Natural gas sales	45,614	53,524	29,965	22,395	41,589
Total revenues	346,460	336,885	216,389	137,279	215,424
Expenses:
Oil and natural gas production	112,951	96,914	69,228	48,814	52,004
Production and other taxes	20,778	20,329	12,683	8,145	12,712
General and administrative	24,526	23,084	19,265	15,502	11,396
Depletion, depreciation, amortization
and accretion	102,144	88,178	62,894	58,763	63,324
Impairment of long-lived assets	37,066	24,510	13,412	9,207	76,942
(Gain) loss on disposal of assets	(2,496)	(625)	592	378	602
Total expenses	294,969	252,390	178,074	140,809	216,980
Operating income (loss)	51,491	84,495	38,315	(3,530)	(1,556)
Other income (expense):
Interest income	16	15	10	9	93
Interest expense	(20,260)	(18,566)	(25,766)	(13,222)	(21,153)
Equity in income of partnerships	111	138	97	31	108
Realized and unrealized net gains (losses) on
commodity derivatives	38,493	6,857	(1,400)	(75,554)	176,943
Other	(118)	152	90	(11)	116
Income (loss) before income taxes	69,733	73,091	11,346	(92,277)	154,551
Income taxes	(1,096)	(1,030)	(537)	(554)	(48)
Net income (loss) from continuing operations	$68,637	$72,061	$10,809	$(92,831)	$154,503
Income (loss) per unit
Basic and diluted	$1.40	$1.63	$0.27	$(2.89)	$5.05
Distributions paid per unit	$2.23	$2.14	$2.08	$2.08	$1.98

Cash Flow Data:
Net cash provided by operating activities	$149,641	$184,237	$101,371	$37,476	$140,985
Net cash provided by (used in)
investing activities	$(696,279)	$(206,816)	$(285,246)	$23,294	$(258,035)
Net cash provided by (used in)
financing activities	$546,996	$22,252	$183,136	$(59,053)	$109,946
Capital expenditures	$704,191	$207,565	$311,277	$22,734	$217,980

	Historical As of December 31,
	2012(a)	2011	2010(b)	2009	2008(c)
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$3,509	$3,151	$3,478	$4,217	$2,500
Other current assets	84,401	56,634	47,120	45,394	78,437
Oil and natural gas properties, net of
accumulated depletion, depreciation
and amortization	1,571,926	959,329	843,836	575,425	613,032
Other assets	30,163	24,374	14,992	28,457	89,103
Total assets	$1,689,999	$1,043,488	$909,426	$653,493	$783,072
Current liabilities	$103,723	$97,450	$72,955	$54,226	$56,032
Long term debt	775,838	337,000	325,000	237,000	282,000
Other long-term liabilities	140,158	120,703	119,732	83,607	64,407
Unitholders’ equity	670,280	488,335	391,739	278,660	380,633
Total liabilities and unitholders’ equity	$1,689,999	$1,043,488	$909,426	$653,493	$783,072
____________________

(a)
Reflects Legacy’s purchase of the oil and natural gas properties acquired in the COG 2012 Acquisition as of the date of the acquisition. Consequently, the operations of these acquired properties are only included for the period from the closing date of the acquisition through December 31, 2012.

(b)
Reflects Legacy’s purchase of the oil and natural gas properties acquired in the Wyoming Acquisition and COG 2010 Acquisition as of the date of their respective acquisitions. Consequently, the operations of these acquired properties are only included for the period from the closing dates of such acquisitions through December 31, 2010 and thereafter.

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

Overview

Because of our rapid growth through acquisitions and development of properties, historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results. The operating results of the acquisition of oil and natural gas properties located in Wyoming from a third party (the "Wyoming Acquisition") have been included from February 17, 2010 and the operating results of the acquisition of certain oil and natural gas properties located primarily in the Permian Basin from a subsidiary of Concho Resources, Inc (the “COG 2010 Acquisition”) have been included from December 22,

2010. During 2012, we consummated $634.8 million of acquisitions consisting of the COG 2012 Acquisition on December 20, 2012 and 19 individually immaterial transactions. The operating results of these acquisitions have been included from their respective acquisition dates. The COG 2012 Acquisition was funded with $218.0 million in net proceeds from our November 2012 equity offering and the issuance of $300 million in aggregate principal amount of senior notes in December 2012 (the "Senior Notes").

Trends Affecting Our Business and Operations

Acquisitions have been financed with a combination of proceeds from bank borrowings, issuance of notes, issuances of units and cash flow from operations. Post-acquisition activities are focused on evaluating and exploiting the acquired properties and evaluating potential add-on acquisitions. Our revenues, cash flow from operations and future growth depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future.

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

Operating Data
The following table sets forth our selected financial and operating data for the periods indicated.

	Year Ended December 31,
	2012(a)	2011	2010(b)
	(In thousands, except per unit data and production)
Revenues
Oil sales	$286,254	$264,473	$172,754
Natural gas liquids sales	14,592	18,888	13,670
Natural gas sales	45,614	53,524	29,965
Total revenues	$346,460	$336,885	$216,389
Expenses:
Oil and natural gas production	$103,409	$87,626	$63,024
Ad valorem taxes	$9,542	$9,288	$6,204
Total	$112,951	$96,914	$69,228
Production and other taxes	$20,778	$20,329	$12,683
General and administrative excluding LTIP	$20,980	$19,063	$13,716
LTIP expense	$3,546	$4,021	$5,549
Total general and administrative	$24,526	$23,084	$19,265
Depletion, depreciation, amortization and accretion	$102,144	$88,178	$62,894
Realized commodity derivative contract settlements:
Realized gains (losses) on oil derivatives	$(10,211)	$(11,335)	$9,263
Realized gains (losses) on natural gas liquid derivatives	$—	$—	$(39)
Realized gains on natural gas derivatives	$16,113	$11,972	$10,913
Production:
Oil (MBbls)	3,337	2,951	2,334
Natural gas liquids (MGal)	14,607	14,559	12,890
Natural gas (MMcf)	10,417	8,842	5,204
Total (MBoe)	5,421	4,771	3,508
Average daily production (Boe/d)	14,811	13,071	9,611
Average sales price per unit (excluding derivatives):
Oil price (per Bbl)	$85.78	$89.62	$74.02
Natural gas liquids price (per Gal)	$1.00	$1.30	$1.06
Natural gas price (per Mcf)	$4.38	$6.05	$5.76
Combined (per Boe)	$63.91	$70.61	$61.68
Average sales price per unit (including realized derivative gains/losses):
Oil price (per Bbl)	$82.72	$85.78	$77.99
Natural gas liquids price (per Gal)	$1.00	$1.30	$1.06
Natural gas price (per Mcf)	$5.93	$7.41	$7.86
Combined (per Boe)	$65.00	$70.74	$67.42
NYMEX oil index prices per Bbl:
Beginning of Period	$98.83	$91.38	$79.36
End of Period	$91.82	$98.83	$91.38
NYMEX gas index prices per Mcf:
Beginning of Period	$2.99	$4.41	$5.57
End of Period	$3.35	$2.99	$4.41
Average unit costs per Boe:
Production costs, excluding production and other taxes	$19.08	$18.37	$17.97
Ad valorem taxes	$1.76	$1.95	$1.77
Production and other taxes	$3.83	$4.26	$3.62
General and administrative excluding LTIP	$3.87	$4.00	$3.91
Total general and administrative	$4.52	$4.84	$5.49
Depletion, depreciation, amortization and accretion	$18.84	$18.48	$17.93
____________________

(a)	Reflects the production and operating results of the oil and natural gas properties acquired in the COG 2012 Acquisition from the closing date of the acquisition through December 31, 2012.

(b)
Reflects the production and operating results of the oil and natural gas properties acquired in the Wyoming Acquistion and COG 2010 Acquisition from the closing dates of such acquisitions through December 31, 2010 and thereafter.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Legacy’s revenues from the sale of oil were $286.3 million and $264.5 million for the years ended December 31, 2012 and 2011, respectively. Legacy’s revenues from the sale of NGLs were $14.6 million and $18.9 million for the years ended December 31, 2012 and 2011, respectively. Legacy’s revenues from the sale of natural gas were $45.6 million and $53.5 million for the years ended December 31, 2012 and 2011, respectively. The $21.8 million increase in oil revenue reflects an increase in oil production of 386 MBbls (13%) due primarily to acquisitions of producing properties during 2012, including twelve days of production from the COG 2012 Acquisition, and, to a lesser extent, our development activities that were primarily focused on oil-weighted projects in the Permian Basin. These production increases were partially offset by a $3.84 per Bbl (4%) decrease in realized oil sales price from $89.62 for the year ended December 31, 2011 to $85.78 for the year ended December 31, 2012. This decrease in realized oil price was primarily caused by an increased average oil differential of approximately $2.75 per Bbl as well as a lower average price of WTI crude oil. The $4.3 million decrease in NGL revenues reflects a decrease in realized NGL price of $0.30 per Gal (23%) from $1.30 per Gal for the year ended December 31, 2011 to $1.00 per Gal for the year ended December 31, 2012, minimally offset by an increase in NGL production of 48 MGal (0.3%) during 2012. The $7.9 million decrease in natural gas revenues reflects a $1.67 per Mcf (28%) decrease in natural gas sales price from $6.05 per Mcf for the year ended December 31, 2011 to $4.38 per Mcf for the year ended December 31, 2012, which primarily reflects a lower weighted average NYMEX Henry Hub index natural gas prices of approximately $1.24 per MMbtu in 2012. We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content contained within those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin and for Legacy as a whole are substantially higher than NYMEX Henry Hub natural gas prices due to this NGL content. Along with lower weighted average NYMEX Henry Hub prices in 2012 compared to 2011, our realized natural gas prices also reflect lower positive differentials in 2012 over NYMEX Henry Hub prices, which reflects the lower average prices of the NGL content in our Permian Basin natural gas production during 2012 compared to 2011. This realized price decline was partially offset by an increase in natural gas production of approximately 1,575 MMcf (18%) due primarily to the full year impact during 2012 of our 2011 acquisitions of producing properties which were natural gas-weighted and, to a lesser extent, twelve days of production from the COG 2012 Acquisition, our other 2012 acquisitions and our development activities. The Wolfberry play, which is our primary focus of development activity in the Permian Basin, produces mostly oil but also a significant amount of NGL-rich casinghead natural gas.

For the year ended December 31, 2012, Legacy recorded $38.5 million of net gains on oil and natural gas derivatives comprised of realized gains of $5.9 million from net cash settlements of oil and natural gas derivative contracts and net unrealized gains of $32.6 million. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods. Legacy had realized losses of $10.2 million from net cash settlements of its oil derivatives. In addition, Legacy had unrealized net gains of $44.5 million from its oil derivatives as the NYMEX oil futures prices decreased from December 31, 2011 to December 31, 2012. Unlike at December 31, 2011, the average contract prices of Legacy's outstanding oil derivatives exceeded oil futures prices at December 31, 2012. This change, combined with the impact of favorable oil differential hedges, changed the associated oil derivatives net liability at December 31, 2011 of $33.9 million to a net asset of $10.6 million at December 31, 2012. Legacy also had realized net gains of $16.1 million from net cash settlements of its natural gas derivatives during the year ended December 31, 2012. In addition, Legacy had unrealized net losses from natural gas derivatives of $11.9 million during the year ended December 31, 2012. Although natural gas futures prices declined during 2012, the realization of higher priced derivatives more than offset the impact of lower natural gas prices during 2012, resulting in a reduced, but still positive, difference between Legacy's natural gas derivatives prices and NYMEX futures prices, which reduced the net asset attributable to Legacy's outstanding natural gas derivatives to $13.6 million at December 31, 2012 from $25.5 million at December 31, 2011. For the year ended December 31, 2011, Legacy recorded $12.0 million of net losses on oil derivatives comprised of realized losses of $11.3 million from net cash settlements of oil derivative contracts and net unrealized losses of $0.7 million. For the year ended December 31, 2011, Legacy also recorded $18.9 million of net gains on natural gas swaps comprised of realized gains of $12.0 million from net cash settlements of natural gas derivative contracts and net unrealized gains of $6.9 million.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $103.4 million ($19.08 per Boe) for the year ended December 31, 2012 from $87.6 million ($18.37 per Boe) for the year ended December 31, 2011. Production expenses increased primarily because of (i) $5.1 million related to increases in workover and other one-time well failure related expenses due to both increases in number of incidents as well as average cost per job, (ii) $0.8 million of increased production expenses for the twelve days of activity related to the COG 2012 Acquisition and (iii) production expenses from other acquisitions. Legacy’s ad valorem tax expense increased to $9.5 million ($1.76 per Boe) for the year ended December 31, 2012 from $9.3 million ($1.95 per Boe) for the year ended December 31, 2011 primarily due to properties acquired during 2012.

Legacy’s production and other taxes were $20.8 million and $20.3 million for the years ended December 31, 2012 and 2011, respectively. Production and other taxes increased because of higher total revenues in 2012, as production and other taxes are assessed as a percentage of revenue and that percentage remained relatively unchanged between 2012 and 2011.

Legacy’s general and administrative expenses were $24.5 million and $23.1 million for the years ended December 31, 2012 and 2011, respectively. General and administrative expenses increased approximately $1.4 million between periods primarily due to $3.3 million of increased salaries due to the hiring of additional personnel commensurate with the growth of our asset base partially offset by a $1.9 million charge, recognized in the fourth quarter of 2011, related to the termination of a purchase and sale agreement and related due diligence costs, as well as lower unit-based compensation of $0.5 million during 2012 due to decreases in our unit price between December 31, 2011 and December 31, 2012.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $102.1 million and $88.2 million for the years ended December 31, 2012 and 2011, respectively, reflecting primarily the increase in production and cost basis related to our recent acquisitions and development activity partially offset by increased reserves related to our development activities and acquisitions during the year ended December 31, 2012 compared to the year ended December 31, 2011. Our depletion rate per Boe for the year ended December 31, 2012 was $18.84 compared to $18.48 for the year ended December 31, 2011.

Impairment expense was $37.1 million and $24.5 million for the years ended December 31, 2012 and 2011, respectively. In 2012, Legacy recognized $22.8 million of impairment expense in 64 separate producing fields, due primarily to the decrease in commodity prices including regional oil differentials during the year ended December 31, 2012, combined with higher lifting costs, which decreased the expected future cash flows below the carrying value of the assets. In addition, Legacy recognized $6.5 million of impairment related to the reduction in the carrying value of a property in which Legacy has entered into an option agreement to sell. The third party exercised this option subsequent to year end, on January 3, 2013. The remaining $7.8 million was impairment of goodwill recognized on an acquisition of oil and natural gas properties during 2012 as a result of a purchase and sale agreement Legacy entered into with a third party to acquire certain oil and natural gas properties. As is customary in the industry, the purchase price of the properties was negotiated as of the date of the agreement. During the period between the agreement date and the date of closing the acquisition, oil futures prices declined significantly, thereby reducing the fair value of the properties acquired at the date of close. Since oil derivatives we entered into on the agreement date related to expected production from the acquired properties constitute separate transactions, our derivatives do not affect the associated fair value of the oil and natural gas properties acquired. Because the purchase price exceeded the fair value of the properties acquired at the time of closing in May 2012, goodwill was recognized and subsequently tested for impairment. As a result of this test, all of the goodwill associated with this acquisition was impaired. In 2011, Legacy recognized impairment expense in 70 separate producing fields due primarily to the decrease in natural gas prices during the year ended December 31, 2011 combined with higher lifting costs, which decreased the expected future cash flows below the carrying value of the assets.

Interest expense was $20.3 million and $18.6 million for the years ended December 31, 2012 and 2011, respectively. The increase in interest expense is primarily due to $2.0 million of interest expense related to the issuance of the Senior Notes in December 2012 as well as a higher average debt balance under our revolving credit facility during 2012 compared to 2011. This increase was partially offset by a $0.6 million increase in an unrealized mark-to-market benefit related to our interest rate swaps as well as $0.3 million less in interest rate swap settlements in 2012 compared to 2011. Legacy added no additional interest rate swaps during 2012, and the impact of the reduced tenor of these swaps offset slightly lower interest rate futures in 2012, resulting in a reduced interest rate swap liability and a corresponding mark-to-market gain which reduced Legacy's interest expense.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Legacy’s revenues from the sale of oil were $264.5 million and $172.8 million for the years ended December 31, 2011 and 2010, respectively. Legacy’s revenues from the sale of NGLs were $18.9 million and $13.7 million for the years ended December 31, 2011 and 2010, respectively. Legacy’s revenues from the sale of natural gas were $53.5 million and $30.0 million for the years ended December 31, 2011 and 2010, respectively. The $91.7 million increase in oil revenue reflects an increase in oil production of 617 MBbls (26%) due primarily to acquisitions of producing properties, a full year of production from the Wyoming Acquisition and COG 2010 Acquisition and our development activities that were primarily focused on oil-weighted projects in the Permian Basin. In addition, we realized a $15.60 per Bbl (21%) increase in realized sales price from $74.02 for the year ended December 31, 2010, to $89.62 for the year ended December 31, 2011. The $5.2 million increase in NGL revenues reflects an increase in realized NGL price of $0.24 per Gal (23%) from $1.06 per Gal for the year ended December 31, 2010, to $1.30 per Gal for the year ended December 31, 2011, as well as an increase in NGL production of 1,669 MMGal (13%) due primarily to significantly lower plant and gathering system downtime during 2011 from one of our NGL purchasers in the Texas Panhandle than was experienced during 2010. The $23.6 million increase in natural gas revenues reflects an increase in natural gas production of approximately 3,638 MMcf (70%) due primarily to acquisitions of producing properties, a full year of production from the COG 2010 Acquisition and our development activities. The Wolfberry play, which is our primary focus of development activity in the Permian Basin, produces mostly oil but also a significant amount of NGL-rich casinghead natural gas. In addition, we realized a $0.29 per Mcf (5%) increase in natural gas sales price from $5.76 per Mcf for the year ended December 31, 2010, to $6.05 per Mcf for the year ended December 31, 2011. The increase in the natural gas sales price reflects the increased NGL prices embedded into our revenue from our sales of wet natural gas, primarily in the Permian Basin, which more than offset the decline in NYMEX Henry Hub natural gas prices. Most of our purchasers of natural gas in the Permian Basin compensate us for the NGL content in our wet natural gas volumes, but do not separately account for such volumes. As such, we do not report any of these natural gas volumes as NGLs. Accordingly, our realized natural gas prices in the Permian Basin and for Legacy as a whole are substantially higher than NYMEX Henry Hub natural gas prices due to the NGL content in our wet natural gas sales.

For the year ended December 31, 2011, Legacy recorded $6.9 million of net gains on oil and natural gas derivatives comprised of realized gains of $0.6 million from net cash settlements of oil and natural gas derivative contracts and net unrealized gains of $6.2 million. Legacy had unrealized net losses of $0.7 million from its oil derivatives as an increase in NYMEX oil futures prices from December 31, 2010 to December 31, 2011 more than offset the increase in the average fixed price of Legacy's oil derivatives contracts, resulting in a larger net oil derivative liability. Legacy had unrealized net gains of $6.9 million from its natural gas derivatives as a decrease in NYMEX natural gas futures prices from December 31, 2010 to December 31, 2011 was only partially offset by the decrease in the average fixed price of Legacy’s natural gas derivative contracts, resulting in a larger net natural gas derivative asset. For the year ended December 31, 2010, Legacy recorded $18.3 million of net losses on oil derivatives comprised of a realized gain of $9.3 million from net cash settlements of oil derivative contracts and a net unrealized loss of $27.5 million. For the year ended December 31, 2010, Legacy recorded $16.9 million of net gains on natural gas derivatives comprised of a realized gain of $10.9 million from net cash settlements of natural gas derivative contracts and a net unrealized gain of $5.9 million. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $87.6 million ($18.37 per Boe) for the year ended December 31, 2011 from $63.0 million ($17.97 per Boe) for the year ended December 31, 2010. Production expenses increased primarily because of (i) $8.2 million of increased production expenses related to the COG 2010 Acquisition as this acquisition was closed on December 22, 2010 and thus only had 10 days of expense in 2010, (ii) $2.7 million related to increases in workover activity, (iii) production expenses from other acquisitions and (iv) an industry wide increase in cost of services and certain operating costs that are related to the higher oil prices and increased industry activity during the year ended December 31, 2011. Legacy’s ad valorem tax expense increased to $9.3 million ($1.95 per Boe) for the year ended December 31, 2011 from $6.2 million ($1.77 per Boe) for the year ended December 31, 2010 primarily due to the properties acquired in the COG 2010 Acquisition and increased oil and NGL prices, which increases the property valuations upon which these taxes are based.

Legacy’s production and other taxes were $20.3 million and $12.7 million for the years ended December 31, 2011 and 2010, respectively. Production and other taxes increased primarily because of higher realized commodity prices and production volumes in 2011 as production taxes are assessed as a percentage of revenue and that percentage remained relatively unchanged between 2011 and 2010.

Legacy’s general and administrative expenses were $23.1 million and $19.3 million for the years ended December 31, 2011 and 2010, respectively. General and administrative expenses increased approximately $3.8 million between periods primarily due to (i) increased salaries and benefits due to the hiring of additional personnel commensurate with the growth of our asset base, (ii) a $1.9 million charge, recognized in the fourth quarter of 2011, related to the termination of a purchase and sale agreement and related due diligence costs and (iii) a $0.8 million increase in insurance expenses encompassing corporate, director and officer and employee insurance plans. These increases were partially offset by lower unit-based compensation expense of $1.5 million as increases in Legacy's unit price during 2010 resulted in higher long-term incentive plan ("LTIP") expense during 2010.

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

Non-GAAP Financial Measure

For the year ended December 31, 2012, Adjusted EBITDA decreased 2% to $197.6 million from $201.4 million for the year ended December 31, 2011. This decrease is due primarily to higher expenses, including increases in production expenses, production taxes and general and administrative expenses that totaled $17.9 million during 2012. This increase was partially offset by Legacy’s $9.6 million increase in revenues and an increase in cash receipts on commodity derivatives of $5.3 million during 2012 compared to 2011.

Legacy’s management uses Adjusted EBITDA as a tool to provide additional information and metrics relative to the performance of Legacy’s business. Legacy’s management believes that Adjusted EBITDA is useful to investors because this measure is used by many companies in the industry as a measure of operating and financial performance and is commonly employed by financial analysts and others to evaluate the operating and financial performance of the Partnership from period to period and to compare it with the performance of other publicly traded partnerships within the industry. Adjusted EBITDA may not be comparable to a similarly titled measure of other publicly traded limited partnerships or limited liability companies because all entities may not calculate Adjusted EBITDA in the same manner.

The following presents a reconciliation of “Adjusted EBITDA,” which is a non-GAAP measure, to its nearest comparable GAAP measure. Adjusted EBITDA should not be considered as an alternative to GAAP measures, such as net income, operating income, cash flow from operating activities, or any other GAAP measure of financial performance.

Adjusted EBITDA is defined as net income (loss) plus:

•	Interest expense;

•	Income taxes;

•	Depletion, depreciation, amortization and accretion;

•	Impairment of long-lived assets;

•	(Gain) loss on sale of partnership investment;

•	(Gain) loss on disposal of assets;

•	Equity in (income) loss of partnership;

•	Unit-based compensation expense (benefit) related to LTIP unit awards accounted for under the equity or liability methods; and

•	Unrealized (gains) losses on oil and natural gas derivatives.

The following table presents a reconciliation of Legacy’s consolidated net income (loss) to Adjusted EBITDA for the years ended December 31, 2012, 2011 and 2010, respectively.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$68,637	$72,061	$10,809
Plus:
Interest expense	20,260	18,566	25,766
Income taxes	1,096	1,030	537
Depletion, depreciation, amortization and accretion	102,144	88,178	62,894
Impairment of long-lived assets	37,066	24,510	13,412
(Gain) loss on disposal of assets	(2,496)	(625)	592
Equity in income of partnership	(111)	(138)	(97)
Unit-based compensation expense	3,546	4,021	5,549
Unrealized (gains) losses on oil and natural gas derivatives	(32,591)	(6,220)	21,537
Adjusted EBITDA	$197,551	$201,383	$140,999

Capital Resources and Liquidity

Legacy’s primary sources of capital and liquidity have been cash flow from operations, the issuance of notes, the issuance of additional units, proceeds from bank borrowings or a combination thereof. To date, Legacy’s primary use of capital has been for the acquisition and development of oil and natural gas properties and the repayment of bank borrowings.

As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in growing reserves and production will be highly dependent on capital resources available to us and our success in acquiring and developing additional hydrocarbon reserves. We actively review acquisition opportunities on an ongoing basis. If we were to make significant additional acquisitions for cash, we would need to borrow additional amounts under our revolving credit facility, if available, or obtain additional debt or equity financing. Our revolving credit facility and our Senior Notes limit our ability to issue additional debt, but permits us to issue unsecured senior or senior subordinated notes as we did during 2012. Further, our existing revolving credit facility matures on March 10, 2016.

Our commodity derivatives position, which we use to mitigate commodity price volatility and support our borrowing capacity, contributed $5.9 million of cash settlements in the year ended December 31, 2012. Based upon current oil and natural gas price expectations and our extensive commodity derivatives positions, which cover 70% of our expected production from proved reserves for the year ending December 31, 2013, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our revolving credit facility, under which $311.9 million was available for borrowings as of December 31, 2012, will provide us sufficient working capital to meet our planned capital expenditures of $90 million and planned annualized cash distributions of $130.6 million, which reflect the $32.6 million of distributions attributable to the fourth quarter of 2012 that were paid in the first quarter of 2013. Our board of directors determines our distribution each quarter and there is no guarantee that the board will maintain or increase our current quarterly distribution rate of $0.57 per unit. Please read “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

Legacy’s net cash provided by operating activities was $149.6 million and $184.2 million for the years ended December 31, 2012 and 2011, respectively, with the 2012 period being unfavorably impacted by lower realized oil and natural gas prices and higher expenses, partially offset by higher sales volumes.

Legacy’s net cash provided by operating activities was $184.2 million and $101.4 million for the years ended December 31, 2011 and 2010, respectively, with the 2011 period being favorably impacted by higher realized oil and natural gas prices and higher sales volumes, partially offset by higher expenses.

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

Investing Activities

Legacy’s cash capital expenditures were $702.9 million for the year ended December 31, 2012. The total includes $634.8 million related to the COG 2012 Acquisition and 19 individually immaterial acquisitions and $68.2 million of development projects.

Legacy’s cash capital expenditures were $206.1 million for the year ended December 31, 2011. The total includes $134.5 million related to 28 individually immaterial acquisitions and $71.6 million of development projects.

We currently anticipate that our development capital budget, which predominantly consists of drilling, re-completion and well stimulation projects, will be $90 million for the year ending December 31, 2013. Our borrowing capacity under our revolving credit facility is $299.9 million as of February 26, 2013. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. For instance, approximately 77% of our 2012 developmental capital expenditures were on operated properties. If oil and natural gas prices decline below levels we deem acceptable, we may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner and the availability of rigs and labor crews.

Based upon management’s current oil and natural gas price expectations for the year ending December 31, 2013, we anticipate that we will have sufficient sources of working capital, from our cash flow from operations and available borrowing capacity under our revolving credit facility, to meet our cash obligations, our planned capital expenditures of $90 million and planned annualized cash distributions of $130.6 million during the year ending December 31, 2013. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or planned annualized cash distributions.

We enter into oil, NGL and natural gas derivatives to reduce the impact of oil, NGL and natural gas price volatility on our cash flow. Currently, we use swaps and three-way collars to offset price volatility on NYMEX WTI crude oil and swaps on Waha, ANR-Oklahoma and CIG-Rockies natural gas prices and Midland-to-Cushing crude oil differentials. At February 26, 2013, we had in place oil, natural gas and price differential derivatives covering significant portions of our estimated 2013 through 2017 oil and natural gas production. As of February 26, 2013 we had derivatives covering approximately 70% of our expected oil and natural gas production for 2013. As of February 26, 2013 we had also entered into derivative contracts covering approximately 31% on average of our expected oil and natural gas production for 2014 through 2017 from existing total proved reserves. By removing the price volatility on our cash flows from a significant portion of our oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy institutions. In addition, all of our current counterparties are affiliates of current or former lenders under our revolving credit facility, which allows us to avoid margin calls. Due to the disruptions in the financial markets in recent years, we routinely monitor the creditworthiness of our counterparties.

The following tables summarize, for the periods indicated, our oil and natural gas swaps in place as of February 26, 2013 covering the period from January 1, 2013 through December 31, 2017. We use swaps as a mechanism for hedging commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to hedge the floating prices we are paid by purchasers of our oil and natural gas. These transactions are settled based upon the monthly average closing price of the front-month NYMEX WTI oil contract price of oil at Cushing, Oklahoma, and NYMEX West Texas Waha, ANR-Oklahoma and CIG-Rockies prices of natural gas on the average of the three final trading days of the month, and settlement occurs on the fifth day of the production month.

Oil Swaps:

Calendar Year	Average Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2013	2,155,693	$90.92	$80.10	-	$108.65
2014	1,520,764	$91.54	$87.50	-	$103.75
2015	545,351	$91.98	$88.50	-	$100.20
2016	228,600	$87.94	$86.30	-	$99.85
2017	182,500	$84.75	$84.75

Natural Gas Swaps:

	Annual	Average
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Price Range per MMBtu
2013	9,240,654	$4.31	$3.18	-	$6.89
2014	7,431,254	$4.34	$3.61	-	$6.47
2015	1,339,300	$5.65	$5.14	-	$5.82
2016	219,200	$5.30	$5.30

We have entered into regional crude oil differential swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) less a fixed-price differential. As noted above, we receive a discount to the NYMEX WTI crude oil price at the point of sale. Due to recent refinery downtimes and limited takeaway capacity that has impacted the Permian Basin, the difference between the WTI-ARGUS (Midland) price, which is the price we receive on almost all of our Permian crude oil production, and the WTI-ARGUS (Cushing) price has reached historic highs. We entered into these differential swaps to negate a portion of this volatility. The following table summarizes the oil differential swap contracts currently in place as of February 26, 2013, covering the period from January 1, 2013 through December 31, 2013:

Time Period	Average Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
Q1 2013	180,000	$(1.25)	$(1.25)
Q2 - Q4 2013	2,200,000	$(1.47)	$(1.25)	-	$(1.75)

We have also entered into multiple NYMEX West Texas Intermediate crude oil derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also reducing our downside risk. We receive the short call price if the market price is above the short call price, and we receive the market price if the market price is between the short call and long put prices. If the market price is below the price of the long put, we receive the long put price only if the market price is still above the short put price. If the market price has fallen below the short put price, we receive the market price plus the spread between the short put and long put prices. The following table summarizes the three-way oil collar contracts currently in place as of February 26, 2013:

		Average	Average	Average
Calendar Year	Volumes (Bbls)	Short Put	Long Put	Short Call
2013	1,228,170	$65.53	$90.97	$105.85
2014	1,453,880	$65.54	$90.73	$110.65
2015	1,308,500	$64.67	$89.67	$112.21
2016	621,300	$63.37	$88.37	$106.40
2017	72,400	$60.00	$85.00	$104.20

The following table details the commodity derivative assets (liabilities), by commodity, as of December 31, 2012 and 2011:

	Oil Swaps	Oil Collar	Three-Way Oil Collars	Oil Swaption	Natural Gas Swaps	Natural Gas Collar	Oil Differential	Total
	(In thousands)
Balance December 31, 2011	$(38,497)	$1,672	$4,760	$(1,842)	$25,132	$332	$—	$(8,443)
Balance December 31, 2012	$(5,818)	$—	$13,871	$—	$13,587	$—	$2,508	$24,148

The following table details the commodity derivative income (expense) activities, by commodity, for the year ended December 31, 2012:

	Oil Swaps	Oil Collar	Three-Way Oil Collar	Oil Swaption	Natural Gas Swaps	Natural Gas Collar	Oil Differential	Total
	(In thousands)
Realized gain/(loss) on cash settlements	$(13,178)	$1,632	$1,335	$—	$15,649	$464	$—	$5,902
Unrealized gain/(loss) on mark-to-market of derivatives existing as of January 1, 2012	28,697	(1,672)	7,875	1,842	(11,466)	(332)	—	24,944
Unrealized gain on mark-to-market of derivatives entered into during 2012	3,981	—	1,237	—	(79)	—	2,508	7,647
Realized and unrealized gain/(loss) on derivatives	$19,500	$(40)	$10,447	$1,842	$4,104	$132	$2,508	$38,493

Financing Activities

Legacy’s net cash provided by financing activities was $547.0 million for the year ended December 31, 2012, compared to $22.3 million for the year ended December 31, 2011. During the year ended December 31, 2012, total net borrowings under our revolving credit facility were $151 million, comprised of borrowings of $644 million and repayments of $493 million. Our November 2012 public equity offering yielded net cash proceeds of $218.0 million, which were used to fund a portion of the COG 2012 Acquisition. Additionally, Legacy had cash outflow during the year ended December 31, 2012 in the amount of $107.0 million for distributions to unitholders. Cash provided by financing activities during the year ended December 31, 2011, included $12.0 million in net borrowings under our revolving credit facility, $109.0 million in net cash proceeds from our November 2011 public equity offering and $93.6 million for distributions to unitholders.

8% Senior Notes Due 2020

In December of 2012, we and our 100% owned subsidiary Legacy Reserves Finance Corporation, and our 100% owned subsidiaries Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc., as guarantors, issued $300 million in aggregate principal amount of 8% senior notes due 2020 (the "Senior Notes") at a price of 97.848% of par. We received net proceeds of approximately $287.8 million, exclusive of related offering expenses, $286.7 million including related offering expenses, and used the net proceeds from this offering to fund the remainder of the consideration of the COG 2012 Acquisition. During the year ended December 31, 2012 we amortized $0.05 million of this discount.

We will have the option to redeem the notes, in whole or in part, at any time on or after December 1, 2016, at the specified redemption prices set forth below together with any accrued and unpaid interest to the date of redemption, if redeemed during the twelve-month period beginning on December 1 of the years indicated below.

Year	Percentage
2016	104.000%
2017	102.000%
2018	100.000%
Prior to December 1, 2016, we may redeem all or any part of the notes at the “make-whole” redemption price. In addition, prior to December 1, 2015, we may at our option, redeem up to 35% of the aggregate principal amount of the notes at the redemption price of 108% with the net proceeds of a public or private equity offering. We may be required to offer to repurchase the Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Our and Legacy Reserves Finance Corporation's obligations under the Senior Notes are guaranteed by our 100% owned subsidiaries Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves

Services, Inc. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of our, or any other guarantor's, other debt; or (vii) upon merging into, or transferring all of its properties to us or another guarantor and ceasing to exist. Refer to Note 14 - Subsidiary Guarantors in the Notes to the Consolidated Financial Statements for further details on our guarantors.
The indenture governing the Senior Notes limits our ability and the ability of certain of our subsidiaries to (i) sell assets; (ii) pay distributions on, repurchase or redeem equity interests or purchase or redeem our subordinated debt, provided that such subsidiaries may pay dividends to the holders of their equity interests (including Legacy) and we may pay distributions to the holders of our equity interests subject to the absence of certain defaults, the satisfaction of a fixed charge coverage ratio test and so long as the amount of such distributions does not exceed the sum of available cash (as defined in Legacy's partnership agreement) at Legacy, net proceeds from the sales of certain securities and return of or reductions to capital from restricted investments; (iii) make certain investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from certain of our subsidiaries to Legacy; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in transactions with affiliates; (ix) create unrestricted subsidiaries; and (x) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Senior Notes are rated investment grade by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services and no Default (as defined in the indenture) has occurred and is continuing, many of such covenants will terminate and Legacy and our subsidiaries will cease to be subject to such covenants. The Indenture also includes customary events of default. Legacy is in compliance with all financial and other covenants of the Senior Notes.

Our Revolving Credit Facility

Previous Credit Agreement

On March 27, 2009, we entered into a three-year, $600 million secured revolving credit facility (the "Previous Credit Agreement") and retained BNP Paribas as administrative agent to replace our initial four-year, $300 million revolving credit facility with BNP Paribas as administrative agent. All borrowings outstanding under the Previous Credit Agreement were paid in full on March 10, 2011 with borrowings under the Current Credit Agreement.

Current Credit Agreement

On March 10, 2011, we entered into an amended and restated five-year, $1 billion secured revolving credit facility with BNP Paribas as administrative agent (the "Current Credit Agreement"). Effective April 20, 2012, Wells Fargo Bank, National Association ("Wells Fargo"), replaced BNP Paribas as administrative agent as a result of the sale of BNP Paribas' energy lending practice to Wells Fargo. Our obligations under the revolving credit facility are secured by mortgages on more than 80% of our oil and natural gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. Borrowings under the Current Credit Agreement mature on March 10, 2016. The amount available for borrowing at any one time is limited to the borrowing base, currently at $800 million after the closing of the COG 2012 Acquisition, with a $2 million sub-limit for letters of credit. The borrowing base is subject to semi-annual redeterminations on April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. We also have the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders (currently 20 member banks), and any decrease in the borrowing base must be approved by the lenders holding at least 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the revolving credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the revolving credit facility so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and natural gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral. Legacy may at any time issue up to $500 million in aggregate principal amount of senior notes or new debt, which includes the Senior Notes, whose proceeds are used to refinance such senior notes, subject to specified conditions in the Current Credit Agreement, which include that upon the issuance of such senior notes or new debt, the borrowing base shall be reduced by an amount equal to (i) in the case of senior notes, 25% of the stated principal amount of the senior notes and (ii) in the case of new debt, 25% of the portion of the new debt that exceeds the principal amount of the senior notes. Also, notwithstanding that a lender (or its affiliate) is no longer a party to the Current Credit Agreement, any lender (or its affiliate) which has entered into any hedging arrangement with us while a party to the Current Credit Agreement will continue to have our obligations under such hedging arrangement secured on a ratable and pari passu basis by the collateral securing our obligations under the Current Credit Agreement, the related loan documents and our hedging arrangements.

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

As of December 31, 2012, Legacy was in compliance with all financial and other covenants of the revolving credit facility.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2012 is provided in the following table.

	Obligations Due in Period
Contractual Cash Obligations	2013	2014-2015	2016-2017	Thereafter	Total
	(In thousands)
Long-term debt
Revolving credit facility(a)	$—	$—	$488,000	$—	$488,000
Interest on revolving credit facility(b)	11,566	23,132	2,212	—	36,910
Senior Notes	—	—	—	300,000	300,000
Interest on senior notes	24,000	48,000	48,000	72,000	192,000
Derivative obligations(c)	—	—	—	24	24
Management compensation(d)	1,735	3,470	3,470	—	8,675
Asset retirement obligation(e)	29,501	5,381	5,797	121,504	162,183
Office lease	819	1,389	—	—	2,208
Total contractual cash obligations	$67,621	$81,372	$547,479	$493,528	$1,190,000
____________________

(a)	Represents amounts outstanding under our revolving credit facility as of December 31, 2012.

(b)	Based upon our weighted average interest rate of 2.37% under our revolving credit facility as of December 31, 2012.

(c)
Derivative obligations represent net liabilities for commodity and interest rate derivatives that were valued as of December 31, 2012, the ultimate settlement of which are unknown because they are subject to continuing market risk. Please read “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” for additional information regarding our derivative obligations.

(d)
The related employment agreements do not contain termination provisions; therefore, the ultimate payment obligation is not known. For purposes of this table, management has not reflected payments subsequent to 2017.

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

Effect if Different Assumptions Used: Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the year ended December 31, 2012 by approximately 10%.

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

Nature of Critical Estimate Item: Derivative Instruments and Hedging Activities — We use derivative financial instruments to achieve a more predictable cash flow from our oil, NGL and natural gas production and interest expense by reducing our exposure to price fluctuations and interest rate changes. Currently, these transactions are swaps, swaptions and collars whereby we exchange our floating price for our oil and natural gas for a fixed price and floating interest rates for fixed rates with qualified and creditworthy counterparties. Our existing oil swaps, natural gas swaps, interest rate swaps, oil swaptions and oil and natural gas collars are with current or former members of our lending group which enables us to avoid margin calls for out-of-the-money positions.

We do not specifically designate derivative instruments as cash flow hedges, even though they reduce our exposure to changes in oil, NGL and natural gas prices and interest rate changes. Therefore, the mark-to-market of these instruments is recorded in current earnings. We use estimate market values utilizing software provided by a third party firm, which specializes in valuing derivatives, and validate these estimates by comparison to counterparty estimates as the basis for these end-of-period mark-to-market adjustments. In order to estimate market values, we use forward commodity price curves, if available, or estimates of forward curves provided by third party pricing experts. For our interest rate swaps, we use a yield curve based on money market rates and interest swap rates to estimate market value. When we record a mark-to-market adjustment resulting in a loss in a current period, these unrealized losses represent a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods. As shown in the previous tables, we have hedged a significant portion of our future production through 2017. Taking into account the mark-to-market liabilities and assets recorded as of December 31, 2012, the future cash obligations table presented above shows the amounts which we would expect to pay the counterparties over the time periods shown. As oil and gas prices rise and fall, our future cash obligations related to these derivatives will rise and fall.

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

As of December 31, 2012, the fair market value of Legacy’s commodity derivative positions was a net asset of $24.1 million. As of December 31, 2011, the fair market value of Legacy’s commodity derivative positions was a net liability of $8.4 million. We routinely monitor the credit default risk of our counterparties via risk monitoring services. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives for 2013 through December 31, 2017, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investing Activities.”

If oil prices decline by $1.00 per Bbl, then the standardized measure of our combined proved reserves as of December 31, 2012 would decline from $1,425.9 million to $1,402.8 million, or 1.6%. If natural gas prices decline by $0.10 per Mcf, then the standardized measure of our combined proved reserves as of December 31, 2012 would decline from $1,425.9 million to $1,414.9 million, or 0.8%. However, larger decreases in oil and natural gas prices may have a proportionately greater impact on our standardized measure.

Interest Rate Risks

At December 31, 2012, Legacy had debt outstanding of $488 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for the year ended December 31, 2012 was 3.01%. A 1% increase in LIBOR on Legacy’s outstanding debt as of December 31, 2012 would result in an estimated $1.2 million increase in annual interest expense as Legacy has entered into interest rate swaps to mitigate the volatility of interest rates, that expire between April 2013 and November 2015, on $364 million of floating rate debt to a weighted-average fixed rate of 2.17%. It is never management's intention to hold or issue derivative instruments for speculative trading purposes. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in overhedged amounts.

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

Our management, with the participation of our general partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based upon that evaluation and subject to the foregoing, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide reasonable assurance that such controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2012, management assessed the effectiveness of Legacy’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included design, effectiveness and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets. Based on that assessment, management determined that Legacy maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.

BDO USA, LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2012, which is set forth below under “Attestation Report.”

Attestation Report

Report of Independent Registered Public Accounting Firm

Board of Directors and Unitholders
Legacy Reserves LP
Midland, Texas

We have audited Legacy Reserves LP’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Legacy Reserves LP’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Controls and Procedures - Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on Legacy Reserves LP’s internal control over financial reporting based on our audit.

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

In our opinion, Legacy Reserves LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Legacy Reserves LP as of December 31, 2012 and 2011, and the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Houston, Texas
February 27, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to include the information required by this Item 10 in Legacy’s definitive proxy statement for its 2013 annual meeting of unitholders under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

We intend to include information with respect to executive compensation in Legacy’s definitive proxy statement for its 2013 annual meeting of unitholders under the heading “Executive Compensation,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

We intend to include information regarding Legacy’s securities authorized for issuance under equity compensation plans and ownership of Legacy’s outstanding securities in Legacy’s definitive proxy statement for its 2013 annual meeting of unitholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” respectively, which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We intend to include the information regarding related party transactions in Legacy’s definitive proxy statement for its 2013 annual meeting of unitholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We intend to include information regarding principal accountant fees and services in Legacy’s definitive proxy statement for its 2013 annual meeting of unitholders under the heading “Independent Registered Public Accounting Firm,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements

The consolidated financial statements of Legacy Reserves LP are listed on the Index to Financial Statements to this annual report on Form 10-K beginning on page F-1.

(a)(3) Exhibits

The following documents are filed as a part of this annual report on Form 10-K or incorporated by reference:

Exhibit
Number		Description
1.1	—
Purchase Agreement, dated as of November 19, 2012, by and among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and the Initial Purchasers named therein. (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K filed on November 20, 2012, Exhibit 1.1)

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
First Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's quarterly report on Form 10-Q filed on May 4, 2012, Exhibit 3.6)

3.7	—
Second Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC. (Incorporated by reference to Legacy Reserves LP's quarterly report filed on May 4, 2012, Exhibit 3.7)

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

4.4	—
Registration Rights Agreement, dated as of December 4, 2012, by and among Legacy Reserves LP, Legacy Reservese Finance Corporation, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the Initial Purchasers named therein (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K filed on December 10, 2012, Exhibit 4.2)

Exhibit
Number			Description
4.5		—
Indenture, dated as of December 4, 2012, among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (including form of the 8% senior notes due 2020) (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K filed on December 10, 2012, Exhibit 4.1)

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

10.3		—
Second Amendment to Second Amended and Restated Credit Agreement Among Legacy Reserves LP, as Borrowers, the Guarantors, BNP Paribas as Adminstrative Agent, and The Lenders Signatory Thereto dated as of March 30, 2012. (Incorporated by reference to Legacy Reserves LP's quarterly report on Form 10-Q filed on May 4, 2012, (Exhibit 10.1)

10.4	*	—
Third Amendment to Second Restated and Amended Credit Agreement among Legacy Reserves LP, as borrower, the Guarantors, Wells Fargo Bank National Association, as administrative agent, and the Lenders Signatory thereto dated September 28, 2012.

10.5	*	—	Waiver letter among Legacy Reserves LP, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto dated November 14, 2012.
10.6		—
Fourth Amendment to Second Restated and Amended Credit Agreement among Legacy Reserves LP, as borrower, the Guarantors, Wells Fargo Bank, National Association, as administrative agent, and the Lenders Signatory thereto dated December 20, 2012 (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K filed on December 24, 2012, Exhibit 10.1)

10.7	†	—	Legacy Reserves, LP Long-Term Incentive Plan (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.5)
10.8	†	—
First Amendment of Legacy Reserves LP to Long Term Incentive Plan dated June 16, 2006 (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed October 5, 2006, Exhibit 10.17)

10.9	†	—
Amended and Restated Legacy Reserves LP Long-Term Incentive Plan effective as of August 17, 2007 (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed August 23, 2007, Exhibit 10.1)

10.10	†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Restricted Unit Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.6)

10.11	†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Unit Option Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.7)

10.12	†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Unit Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.8)

10.13	†	—	Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed February 4, 2008, Exhibit 10.1)
10.14	†	—
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

Exhibit
Number		Description
10.16†	—
Employment Agreement dated as of March 15, 2006, between Kyle A. McGraw and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.11)

10.17†	—
Section 409A Compliance Amendment to Employment Agreement dated December 31, 2008, between Kyle A. McGraw and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed December 31, 2008, Exhibit 10.3)

10.18†	—
Employment Agreement dated as of March 15, 2006, between Paul T. Horne and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333- 134056) filed May 12, 2006, Exhibit 10.12)

10.19†	—
Section 409A Compliance Amendment to Employment Agreement dated December 31, 2008, between Paul T. Horne and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed December 31, 2008, Exhibit 10.4)

10.20†	—
Employment Agreement dated as of March 15, 2006, between William M. Morris and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.13)

10.21†	—
Section 409A Compliance Amendment to Employment Agreement dated December 31, 2008, between William M. Morris and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed December 31, 2008, Exhibit 10.5)

10.22†	—
Employment Agreement effective April 1, 2012 between Micah C. Foster and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K filed on April 25, 2012, Exhibit 10.1)

10.23†	—
Employment Agreement effective May 1, 2012 between Dan G. LeRoy and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP's quarterly report on Form 10-Q filed on August 3, 2012, Exhibit 10.3)

10.24†	—
Employment Agreement effective September 24, 2012 between James Daniel Westcott and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP's quarterly report on Form 10-Q filed on October 31, 2012, Exhibit 10.1)

10.25†	—
Employment Agreement dated as of March 15, 2006, between Steven H. Pruett and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP's Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.10)

10.26†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Objective) (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed February 24, 2010, Exhibit 99.1)

10.27†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Subjective) (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K filed February 24, 2010, Exhibit 99.2)

10.28	—
Equity Distribution Agreement, dated August 25, 2011, by and among the Partnership and Knight Capital Americas, L.P. (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K (File No. 001-33249) filed August 25, 2011, Exhibit 1.1)

10.29*	—	Purchase and Sale Agreement among COG Operating LLC and Concho Oil & Gas LLC as Seller and Legacy Reserves Operating LP as Buyer dated as of November 5, 2012.
21.1*	—	List of subsidiaries of Legacy Reserves LP
23.1*	—	Consent of BDO USA, LLP
23.2*	—	Consent of LaRoche Petroleum Consultants, Ltd.
31.1*	—	Rule 13a-14(a) Certification of CEO (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	—	Rule 13a-14(a) Certification of CFO (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)
99.1*	—	Summary Reserve Report from LaRoche Petroleum Consultants, Ltd.
____________________

*	Filed herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2013.

LEGACY RESERVES LP

By:	LEGACY RESERVES GP, LLC,
its general partner

By:	/S/ JAMES DANIEL WESTCOTT
	Name:	James Daniel Westcott
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Cary D. Brown and James Daniel Westcott, or either of them, each with power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all subsequent amendments and supplements to this Annual Report on Form 10-K, and to file the same, or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby qualifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ CARY D. BROWN	Chairman of the Board, President and Chief Executive Officer	February 27, 2013
Cary D. Brown	(Principal Executive Officer)
/S/ JAMES DANIEL WESTCOTT	Executive Vice President and Chief Financial Officer	February 27, 2013
James Daniel Westcott	(Principal Financial Officer)
/S/ MICAH C. FOSTER	Chief Accounting Officer and Controller	February 27, 2013
Micah C. Foster	(Principal Accounting Officer)
/S/ KYLE A. MCGRAW	Executive Vice President, Chief Development Officer and Director	February 27, 2013
Kyle A. McGraw
/S/ DALE A. BROWN	Director	February 27, 2013
Dale A. Brown
/S/ WILLIAM R. GRANBERRY	Director	February 27, 2013
William R. Granberry
/S/ G. LARRY LAWRENCE	Director	February 27, 2013
G. Larry Lawrence
/S/ WILLIAM D. SULLIVAN	Director	February 27, 2013
William D. Sullivan
/S/ KYLE D. VANN	Director	February 27, 2013
Kyle D. Vann

Report of Independent Registered Public Accounting Firm

Board of Directors and Unitholders
Legacy Reserves LP
Midland, Texas

We have audited the accompanying consolidated balance sheets of Legacy Reserves LP as of December 31, 2012 and 2011 and the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of Legacy Reserves LP’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legacy Reserves LP at December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Legacy Reserves LP’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
February 27, 2013

LEGACY RESERVES LP

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

	2012	2011
	(In thousands)
ASSETS
Current assets:
Cash	$3,509	$3,151
Accounts receivable, net:
Oil and natural gas	37,547	35,489
Joint interest owners	27,851	10,299
Other	551	204
Fair value of derivatives (Notes 8 and 9)	15,158	7,117
Prepaid expenses and other current assets	3,294	3,525
Total current assets	87,910	59,785
Oil and natural gas properties, at cost:
Proved oil and natural gas properties using the successful efforts
method of accounting	2,078,961	1,389,326
Unproved properties	65,968	20,063
Accumulated depletion, depreciation, amortization and impairment	(573,003)	(450,060)
	1,571,926	959,329
Other property and equipment, net of accumulated depreciation and
amortization of $4,618 and $3,530, respectively	2,646	3,310
Operating rights, net of amortization of $3,531 and $3,034, respectively	3,486	3,983
Fair value of derivatives (Notes 8 and 9)	15,834	10,188
Other assets, net of amortization of $7,909 and $6,337, respectively	7,804	6,611
Investment in equity method investee	393	282
Total assets	$1,689,999	$1,043,488
LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,822	$3,286
Accrued oil and natural gas liabilities (Note 1)	50,162	45,351
Fair value of derivatives (Notes 8 and 9)	10,801	18,905
Asset retirement obligation (Note 11)	29,501	20,262
Other (Notes 8 and 13)	11,437	9,646
Total current liabilities	103,723	97,450
Long-term debt (Note 3)	775,838	337,000
Asset retirement obligation (Note 11)	132,682	100,012
Fair value of derivatives (Notes 8 and 9)	5,590	18,897
Other long-term liabilities	1,886	1,794
Total liabilities	1,019,719	555,153
Commitments and contingencies (Note 6)
Unitholders’ equity:
Limited partners’ equity — 57,038,942 and 47,801,682 units issued and
outstanding at December 31, 2012 and 2011, respectively	670,183	488,264
General partner’s equity (approximately 0.03%)	97	71
Total unitholders’ equity	670,280	488,335
Total liabilities and unitholders’ equity	$1,689,999	$1,043,488

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
	(In thousands, except per unit data)
Revenues:
Oil sales	$286,254	$264,473	$172,754
Natural gas liquids (NGL) sales	14,592	18,888	13,670
Natural gas sales	45,614	53,524	29,965
Total revenues	346,460	336,885	216,389
Expenses:
Oil and natural gas production	112,951	96,914	69,228
Production and other taxes	20,778	20,329	12,683
General and administrative	24,526	23,084	19,265
Depletion, depreciation, amortization and accretion	102,144	88,178	62,894
Impairment of long-lived assets	37,066	24,510	13,412
(Gain) loss on disposal of assets	(2,496)	(625)	592
Total expenses	294,969	252,390	178,074
Operating income	51,491	84,495	38,315
Other income (expense):
Interest income	16	15	10
Interest expense (Notes 3, 8 and 9)	(20,260)	(18,566)	(25,766)
Equity in income of partnership	111	138	97
Realized and unrealized net gains (losses) on
commodity derivatives (Notes 8 and 9)	38,493	6,857	(1,400)
Other	(118)	152	90
Income before income taxes	69,733	73,091	11,346
Income tax expense	(1,096)	(1,030)	(537)
Net income	$68,637	$72,061	$10,809
Income per unit — basic and diluted (Note 12)	$1.40	$1.63	$0.27
Weighted average number of units used in
computing net income per unit —
Basic	48,991	44,093	40,233
Diluted	48,991	44,112	40,237

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF UNITHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Number of Limited Partner Units	Limited Partner	General Partner	Total Unitholders’ Equity
	(In thousands)
Balance, December 31, 2009	34,880	$278,627	$33	$278,660
Units issued to Legacy Board of Directors
for services	11	226	—	226
Compensation expense on restricted unit awards
issued to employees	—	516	—	516
Vesting of restricted units	3	—	—	—
Net proceeds from equity offering	8,338	179,053	—	179,053
Units issued in exchange for oil and natural gas properties	297	5,959	—	5,959
Distributions to unitholders, $2.08 per unit	—	(83,484)	—	(83,484)
Net income	—	10,803	6	10,809
Balance, December 31, 2010	43,529	391,700	39	391,739
Units issued to Legacy Board of Directors
for services	18	500	—	500
Compensation expense on restricted unit awards
issued to employees	—	956	—	956
Vesting of restricted units	30	—	—	—
Net proceeds from equity offerings	3,947	108,956	—	108,956
Units issued in exchange for oil and natural gas properties	278	7,714	—	7,714
Distributions to unitholders, $2.14 per unit	—	(93,591)	—	(93,591)
Net income	—	72,029	32	72,061
Balance, December 31, 2011	47,802	488,264	71	488,335
Units issued for services	20	568	—	568
Compensation expense on restricted unit awards
issued to employees	—	1,762	—	1,762
Vesting of restricted units	47	—	—	—
Net proceeds from equity offering	9,170	217,998	—	217,998
Distributions to unitholders, $2.23 per unit	—	(107,020)	—	(107,020)
Net income	—	68,611	26	68,637
Balance, December 31, 2012	57,039	$670,183	$97	$670,280

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$68,637	$72,061	$10,809
Adjustments to reconcile net income to net cash provided
by operating activities:
Depletion, depreciation, amortization and accretion	102,144	88,178	62,894
Amortization of debt discount and issuance costs	1,626	1,528	2,023
Impairment of long-lived assets	37,066	24,510	13,412
(Gains) losses on derivatives	(40,999)	(8,800)	8,728
Equity in income of partnership	(111)	(138)	(97)
Unit-based compensation	26	1,106	3,146
(Gain) loss on disposal of assets	(2,496)	(625)	592
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(2,058)	(8,439)	(8,980)
(Increase) decrease in accounts receivable, joint interest owners	(17,552)	79	(5,831)
(Increase) decrease in accounts receivable, other	(347)	(113)	273
(Increase) decrease in other current assets	231	(1,382)	389
Increase (decrease) in accounts payable	(1,464)	2,655	(949)
Increase in accrued oil and natural gas liabilities	4,811	15,697	15,764
Increase (decrease) in other liabilities	127	(2,080)	(802)
Total adjustments	81,004	112,176	90,562
Net cash provided by operating activities	149,641	184,237	101,371
Cash flows from investing activities:
Investment in oil and natural gas properties	(702,945)	(206,080)	(308,883)
Decrease in deposit on pending acquisition	—	112	6,388
Proceeds from sale of assets	9,780	—	—
Investment in other equipment	(1,246)	(1,485)	(2,394)
Goodwill	(7,770)	—	(494)
Net cash settlements on commodity derivatives	5,902	637	20,137
Net cash used in investing activities	(696,279)	(206,816)	(285,246)
Cash flows from financing activities:
Proceeds from long-term debt	931,784	356,000	369,000
Payments of long-term debt	(493,000)	(344,000)	(281,000)
Payments of debt issuance costs	(2,766)	(5,113)	(433)
Proceeds from issuance of units, net	217,998	108,956	179,053
Distributions to unitholders	(107,020)	(93,591)	(83,484)
Net cash provided by financing activities	546,996	22,252	183,136
Net increase (decrease) in cash and cash equivalents	358	(327)	(739)
Cash, beginning of period	3,151	3,478	4,217
Cash, end of period	$3,509	$3,151	$3,478
Non-Cash Investing and Financing Activities:
Asset retirement obligation costs and liabilities	$878	$253	$7,248
Asset retirement obligations associated with property acquisitions	$38,857	$8,300	$17,618
Units issued in exchange for oil and natural gas properties	$—	$7,714	$5,959

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Organization, Basis of Presentation and Description of Business

Legacy Reserves LP (“LRLP,” “Legacy” or the “Partnership”) and its affiliated entities are referred to as Legacy in these financial statements.

LRLP, a Delaware limited partnership, was formed by its general partner, Legacy Reserves GP, LLC (“LRGPLLC”), on October 26, 2005 to own and operate oil and natural gas properties. LRGPLLC is a Delaware limited liability company formed on October 26, 2005, and it currently owns an approximately 0.03% general partner interest in LRLP.

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

Legacy owns and operates oil and natural gas producing properties located primarily in the Permian Basin of West Texas and southeast New Mexico, the Texas Panhandle and the Mid-Continent and Rocky Mountain regions of the United States. Legacy has acquired oil and natural gas producing properties and drilled and un-drilled leasehold.

The accompanying financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred.

(b) Trade Accounts Receivable

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

(c) Oil and Natural Gas Properties

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

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in Legacy's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. For the year ended December 31, 2012, Legacy recognized $22.8 million of impairment expense in 64 separate producing fields, due primarily to the decrease in commodity prices including regional oil differentials during the year ended December 31, 2012, combined with higher lifting costs, which decreased the expected future cash flows below the carrying value of the assets. In addition, Legacy recognized $6.5 million of impairment related to the reduction in the carrying value of a property in which Legacy has entered into an option agreement to sell. The remaining $7.8 million was impairment of goodwill recognized on an acquisition of oil and natural gas properties during 2012 as a result of a purchase and sale agreement Legacy entered into with a third party to acquire certain oil and natural gas properties. As is customary in the industry, the purchase price of the properties was negotiated as of the date of the agreement. During the period between the agreement date and the date of closing the acquisition, oil futures prices declined significantly, thereby reducing the fair value of the properties acquired at the date of close. Since oil derivatives we entered into on the agreement date related to expected production from the acquired properties constitute separate transactions, our derivatives do not affect the associated fair value of the oil and natural gas properties acquired. Because the purchase price exceeded the fair value of the properties acquired at the time of closing in May 2012, goodwill was recognized and subsequently tested for impairment. As a result of this test, all of the goodwill associated with this acquisition was impaired. For the year ended December 31, 2011, Legacy recognized $24.5 million of impairment expense on 70 separate producing fields related primarily to the decline in realized natural gas prices during the year combined with rising operating costs on select fields which reduced the estimated future cash flows for these fields. For the year ended December 31, 2010, Legacy recognized $13.4 million of impairment expense on 67 separate producing fields related primarily to the decline in realized natural gas prices during the year combined with rising operating costs on select fields as well as the write-off of PUDs in one field and single well performance declines in two other fields which reduced the estimated future cash flows for these fields.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred.

(d) Oil, NGLs and Natural Gas Reserve Quantities

Legacy’s estimate of proved reserves is based on the quantities of oil, NGLs and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. LaRoche prepares a reserve and economic evaluation of all Legacy’s properties on a case-by-case basis utilizing information provided to it by Legacy and information available from state agencies that collect information reported to it by the operators of Legacy’s properties. The estimate of Legacy’s proved reserves as of December 31, 2012, 2011 and 2010 have been prepared and presented in accordance with SEC rules and accounting standards.

Reserves and their relation to estimated future net cash flows impact Legacy’s depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. Legacy prepares its reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines. The independent engineering firm described above adheres to the same guidelines when preparing the reserve report. The accuracy of Legacy’s reserve estimates is a function of many factors including the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates.

Legacy’s proved reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of oil, NGLs and natural gas eventually recovered.

(e) Income Taxes

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

Legacy recorded income tax expense of $1.1 million, $1.0 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, which consists primarily of the Texas margin tax and federal income tax on a corporate subsidiary which employs full and part-time personnel providing services to the Partnership. The Partnership’s total effective tax rate differs from statutory rates for federal and state purposes primarily due to being structured as a limited partnership, which is a pass-through entity for federal income tax purposes.

Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. In addition, individual unitholders have different investment bases depending upon the timing and price of acquisition of their common units, and each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the consolidated financial statements. As a result, the aggregate difference in the basis of net assets for financial and tax reporting purposes cannot be readily determined as the Partnership does not

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have access to information about each unitholder’s tax attributes in the Partnership. However, with respect to the Partnership, the Partnership’s book basis in its net assets exceeds the Partnership’s net tax basis by $1.2 billion at December 31, 2012.

(f) Derivative Instruments and Hedging Activities

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

(g) Use of Estimates

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

(h) Revenue Recognition

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

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Natural gas imbalances occur when Legacy sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If Legacy receives less than its entitled share, the underproduction is recorded as a receivable. Legacy did not have any significant natural gas imbalance positions as of December 31, 2012, 2011 and 2010.

Legacy is paid a monthly operating fee for each well it operates for outside owners. The fee covers monthly general and administrative costs. As the operating fee is a reimbursement of costs incurred on behalf of third parties, the fee has been netted against general and administrative expense.

(i) Investments

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

(j) Intangible assets

Legacy has capitalized certain operating rights acquired in the acquisition of oil and natural gas properties. The operating rights, which have no residual value, are amortized over their estimated economic life of approximately 15 beginning July 1, 2006. Amortization expense is included as an element of depletion, depreciation, amortization and accretion expense. Impairment is assessed on a quarterly basis or when there is a material change in the remaining useful life. The expected amortization expenses for 2013, 2014, 2015, 2016 and 2017 are $493,000, $484,000, $444,000, $417,000 and $396,000, respectively.

(k) Environmental

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

(l) Income (Loss) Per Unit

Basic income (loss) per unit amounts are calculated using the weighted average number of units outstanding during each period. Diluted income (loss) per unit also give effect to dilutive unvested restricted units (calculated based upon the treasury stock method) (see Note 12).

(m) Redemption of Units

Units redeemed are recorded at cost.

(n) Segment Reporting

Legacy’s management initially treats each new acquisition of oil and natural gas properties as a separate operating segment. Legacy aggregates these operating segments into a single segment for reporting purposes.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o) Unit-Based Compensation

Concurrent with its formation on March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was created. Due to Legacy’s history of cash settlements for option exercises, Legacy accounts for unit options under the liability method, which requires the Partnership to recognize the fair value of each unit option at the end of each period. Expense or benefit is recognized as the fair value of the liability changes from period to period. Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at December 31, 2012, do not include 230,477 units related to unvested restricted unit awards.

(p) Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of December 31, 2012 and 2011.

	December 31,
	2012	2011
	(In thousands)
Revenue payable to joint interest owners	$24,903	$19,972
Accrued lease operating expense	8,507	8,004
Accrued capital expenditures	5,213	6,920
Accrued ad valorem tax	4,806	5,171
Other	6,733	5,284
	$50,162	$45,351

(q) Prior Year Financial Statement Presentation

Certain prior year balances have been reclassified to conform to the current year presentation of balances as stated in this annual report on Form 10-K.

  (2) Fair Values of Financial Instruments

The estimated fair values of Legacy’s financial instruments closely approximate the carrying amounts as discussed below:

Debt. The carrying amount of the revolving long-term debt approximates fair value because Legacy’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The fair value of the 8% senior notes due 2020 (the "Senior Notes") was $302.8 million as of December 31, 2012. As this valuation is based on an unadjusted quoted price in an active market, the fair value would be classified as Level 1.

Long-term incentive plan obligations. See Note 13 for discussion of process used in estimating the fair value of the long-term incentive plan obligations.

Derivatives. See Note 8 for discussion of process used in estimating the fair value of commodity price and interest rate derivatives.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 (3) Long-Term Debt

Long-term debt consists of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Credit Facility due 2016	$488,000	337,000
8% Senior Notes due 2020	300,000	—
	788,000	337,000
Unamortized discount on Senior Notes	(12,162)	—
Total Long Term Debt	$775,838	$337,000

Credit Facility

Previous Credit Agreement: On March 27, 2009, Legacy entered into a three-year, secured revolving credit facility with BNP Paribas as administrative agent (the “Previous Credit Agreement”). Borrowings under the Previous Credit Agreement were set to mature on April 1, 2012. The Previous Credit Agreement permitted borrowings in the lesser amount of (i) the borrowing base, or (ii) $600 million. The borrowing base under the Previous Credit Agreement, initially set at $340 million, was increased to $410 million on March 31, 2010. Under the Previous Credit Agreement, interest on debt outstanding was charged based on Legacy’s selection of a LIBOR rate plus 2.25% to 3.0%, or the alternate base rate (“ABR”) which equaled the highest of the prime rate, the Federal funds effective rate plus 0.50% or LIBOR plus 1.50%, plus an applicable margin between 0.75% and 1.50%.

Current Credit Agreement: On March 10, 2011, Legacy entered into an amended and restated five-year $1 billion secured revolving credit facility with BNP Paribas as administrative agent (the "Current Credit Agreement"). Effective April 20, 2012, Wells Fargo Bank, National Association ("Wells Fargo"), replaced BNP Paribas as administrative agent as a result of the sale of BNP Paribas' energy lending practice to Wells Fargo. Borrowings under the Current Credit Agreement mature on March 10, 2016. The amount available for borrowing at any one time is limited to the borrowing base, with a $2 million sub-limit for letters of credit. The borrowing base under the Current Credit Agreement, was redetermined and increased to $800 million in conjunction with the closing of the COG 2012 Acquisition, as further described in Note 4 of these Notes to Consolidated Financial Statements, on December 20, 2012. The borrowing base is subject to semi-annual re-determinations on or about April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to re-determine the borrowing base between scheduled re-determinations. Legacy also has the right, once during each calendar year, to request the re-determination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Under the Current Credit Agreement, interest on debt outstanding is charged based on Legacy's selection of a one-, two-, three- or six-month LIBOR rate plus 1.75% to 2.75%, or the ABR which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or one-month LIBOR plus 1.00%, plus an applicable margin from 0.75% to 1.75% per annum, determined by the percentage of the borrowing base then in effect that is drawn.

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

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012, Legacy had outstanding borrowings of $488 million under the Current Credit Agreement at a weighted average interest rate of 2.37%. Thus, Legacy had approximately $312 million of borrowing availability remaining. For the year ended December 31, 2012, Legacy paid $12.2 million of interest expense on the Current Credit Agreement. The Current Credit Agreement contains covenants that, among other things, require Legacy to maintain specified ratios or conditions as follows:

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

At December 31, 2012, Legacy was in compliance with all covenants contained in the Current Credit Agreement.

8% Senior Notes Due 2020

On December 4, 2012, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $300 million of our 8% Senior Notes due 2020 (the "Senior Notes"). The Senior Notes were issued at 97.848% of par. Legacy received approximately $286.7 million of net cash proceeds, after deducting the discount to initial purchasers and offering expenses payable by Legacy. Legacy used the net proceeds from this offering to fund a portion of the consideration paid for the COG 2012 Acquisition, as further described in Note 4 to these Notes to Consolidated Financial Statements. During the year ended December 31, 2012, we amortized $0.05 million of this discount.
Legacy will have the option to redeem the notes, in whole or in part, at any time on or after December 1, 2016, at the specified redemption prices set forth below together with any accrued and unpaid interest to the date of redemption if redeemed during the twelve-month period beginning on December 1 of the years indicated below.

Year	Percentage
2016	104.000%
2017	102.000%
2018	100.000%
Prior to December 1, 2016, Legacy may redeem all or any part of the notes at the “make-whole” redemption price as defined in the indenture. In addition, prior to December 1, 2015, Legacy may at its option, redeem up to 35% of the aggregate principal amount of the notes at the redemption price of 108% with the net proceeds of a public or private equity offering. Legacy may be required to offer to repurchase the Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Legacy and Legacy Reserves Finance Corporation's obligations under the Senior Notes are guaranteed by its 100% owned subsidiaries Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of its,

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or any other guarantor's, other, debt; or (vii) upon merging into, or transferring all of its properties to Legacy or another guarantor and ceasing to exist. Refer to Note 14 - Subsidiary Guarantors for further details on Legacy's guarantors.
The indenture governing the Senior Notes limits Legacy's ability and the ability of certain of its subsidiaries to (i) sell assets; (ii) pay distributions on, repurchase or redeem equity interests or purchase or redeem Legacy's subordinated debt, provided that such subsidiaries may pay dividends to the holders of their equity interests (including Legacy) and Legacy may pay distributions to the holders of its equity interests subject to the absence of certain defaults, the satisfaction of a fixed charge coverage ratio test and so long as the amount of such distributions does not exceed the sum of available cash (as defined in the partnership agreement) at Legacy, net proceeds from the sales of certain securities and return of or reductions to capital from restricted investments; (iii) make certain investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from certain of its subsidiaries to Legacy; (vii) consolidate, merge or transfer all or substantially all of Legacy's assets; (viii) engage in transactions with affiliates; (ix) create unrestricted subsidiaries; and (x) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Senior Notes are rated investment grade by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services and no Default (as defined in the indenture) has occurred and is continuing, many of such covenants will terminate and Legacy and its subsidiaries will cease to be subject to such covenants. The Indenture also includes customary events of default. The Partnership is in compliance with all financial and other covenants of the Senior Notes.

Interest is payable on June 1 and December 1 of each year, beginning June 2013.
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

COG 2010 Acquisition

On December 22, 2010, Legacy purchased certain oil and natural gas properties located primarily in the Permian Basin from COG Operating LLC, a wholly owned subsidiary of Concho Resources Inc., for a net cash purchase price of $100.8 million (the “COG 2010 Acquisition”). The purchase price was financed partially with net proceeds from Legacy’s November 2010 public offering of units and the remainder with borrowings from the Previous Credit Agreement. The effective date of this purchase was October 1, 2010. The operating results from these COG 2010 Acquisition properties have been included from their acquisition on December 22, 2010.

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

COG 2012 Acquisition

On December 20, 2012, Legacy purchased certain oil and natural gas properties located primarily in the Permian Basin from COG Operating LLC and Concho Oil and Gas LLC, both wholly owned subsidiaries of Concho Resources Inc., for a net cash purchase price of $502.6 million (the “COG 2012 Acquisition”). The purchase price was financed with net proceeds from Legacy’s November 2012 public offering of units and the Senior Notes. The effective date of this purchase was October 1, 2012. The operating results from these COG 2012 Acquisition properties have been included from their acquisition on December 20, 2012.

The allocation of the purchase price to the fair value of the acquired assets and liabilities assumed was as follows (in thousands):

Proved oil and natural gas properties including related equipment	$495,897
Unproved properties	37,994
Total assets	533,891
Future abandonment costs	(31,274)
Fair value of net assets acquired	$502,617

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the Wyoming Acquisition and COG 2010 Acquisition had each occurred on January 1, 2009 and the COG 2012 Acquisition had occurred on January 1, 2011. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenues	$478,115	$487,412	$245,690
Net income	$97,092	$104,700	$16,154
Income per unit — basic and diluted	$1.71	$1.97	$0.40
Units used in computing income per unit:
Basic	56,887	53,263	40,233
Diluted	56,887	53,263	40,237

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts of revenues and revenues in excess of direct operating expenses included in our consolidated statements of operations for the Wyoming Acquisition, COG 2010 Acquisition and COG 2012 Acquisition are shown in the table that follows. Direct operating expenses include lease operating expenses and production and other taxes.

	Year Ended December 31,
	2012	2011	2010
Wyoming Acquisition	(In thousands)
Revenues	$33,809	$37,531	$27,147
Excess of revenues over direct operating expenses	$17,939	$19,924	$15,398
COG 2010 Acquisition
Revenues	$26,369	$29,776	$659
Excess of revenues over direct operating expenses	$14,629	$18,712	$402
COG 2012 Acquisition
Revenues	$3,693	$—	$—
Excess of revenues over direct operating expenses	$2,654	$—	$—

(5) Related Party Transactions

Cary D. Brown, Legacy’s Chairman, President and Chief Executive Officer, and Kyle A. McGraw, Director and Legacy’s Executive Vice President and Chief Development Officer, own interests in partnerships which, in turn, own a combined non-controlling 4.16% interest as limited partners in a partnership which owns the building that Legacy occupies. Monthly rent is $37,071 without respect to property taxes and insurance. The lease expires in September 2015.

Legacy uses Lynch, Chappell and Alsup for legal services. Alan Brown, son of Dale Brown, a director of Legacy, and brother of Cary Brown, was a less than ten percent shareholder in this firm until he resigned from his position on September 1, 2011. Legacy paid legal fees during Alan Brown's tenure to this firm of $109,882 and $184,118 for the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2012, Legacy acquired a 5% working interest in approximately 129,428 acres of prospective Cline Shale acreage from FireWheel Energy, LLC ("FireWheel"), the operator of the properties, for $7.2 million. FireWheel is a private-equity funded oil and natural gas exploration company in which Alan Brown is a principal. The interests acquired by Legacy were marketed to numerous industry participants and are governed by an industry standard Participation Agreement and Joint Operating Agreement. Legacy's results for the year ended December 31, 2012 include three non-operated wells drilled by FireWheel. Legacy's portion of the capital expenditures associated with these wells was $1.5 million.

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

On April 15, 2011, the Eleventh Court of Appeals (Case No. 11-09-00348-CV), in an appeal styled Raven Resources, LLC, Appellant v. Legacy Reserves Operating, LP, Appellee, on appeal from the 385th District Court, Midland County, Texas, reversed and rendered in part and reversed and remanded in part the trial court's summary judgment, dated November 10, 2009 (Cause No. CV 46609) (the "Trial Court Summary Judgment"), in favor of Legacy Reserves Operating LP ("Legacy Operating"), a subsidiary of Legacy Reserves LP. As set forth below, on March 15, 2012, the Court of Appeals affirmed the Trial Court Summary Judgment in favor of Legacy Operating.

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

On March 15, 2012, the Court of Appeals granted the Legacy Motion for Rehearing, withdrew the Original Opinion and affirmed the trial court's take nothing judgment against Raven. On April 27, 2012, Raven filed a petition for review with the Supreme Court of Texas, requesting that the Supreme Court reverse the Court of Appeals' judgment in every respect except its conclusion that forged documents are void and ineffective and render judgment that Raven was entitled to summary judgment, entitled to rescind the assignments and unwind the transaction. Alternatively, Raven requested that the Supreme Court reverse the Court of Appeals' judgment insofar as it grants Legacy's motion for partial summary judgment and remand the case to the trial court for further proceedings. Both parties have provided full briefing on the merits of the issues raised in Raven's petition for review as requested by the Texas Supreme Court.

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

Revenue and Trade Receivables

Substantially all of Legacy’s accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact Legacy’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, Legacy has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2012, 2011 or 2010. Legacy cannot ensure that such losses will not be realized in the future. A listing of oil and natural gas purchasers exceeding 10% of Legacy’s sales is presented in Note 10.

Commodity Derivatives

Due to the volatility of oil and natural gas prices, Legacy periodically enters into price-risk management transactions (e.g., swaps, swaptions or collars) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. Legacy values these transactions at fair value on a recurring basis (Note 8). As of December 31, 2012, Legacy’s commodity derivative transactions have a fair value favorable to the Partnership of $24.1 million, collectively. Legacy enters into commodity derivative transactions with members of its revolving credit facility, who Legacy’s management believes are major, creditworthy financial institutions. In addition, Legacy reviews and assesses the creditworthiness of these institutions on a routine basis.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Fair Value Measurements

As defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC 820-10, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard requires fair value measurements be classified and disclosed in one of the following categories:

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

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). Legacy’s valuation models are primarily industry standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, and (c) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 3 instruments primarily include derivative instruments, such as natural gas derivative swaps for those derivatives indexed to the West Texas Waha, ANR-Oklahoma and CIG indices, commodity collars and Midland-Cushing crude oil differential swaps. Although Legacy utilizes third party broker quotes to assess the reasonableness of its prices and valuation techniques, Legacy does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 2.

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

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2012:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value as of
	(In thousands)
LTIP liability(a)	$—	$(5,469)	$—	$(5,469)
Oil and natural gas swaps	—	(38,497)	25,132	(13,365)
Oil collars	—	—	6,764	6,764
Oil swaptions	—	—	(1,842)	(1,842)
Interest rate swaps	—	(12,054)	—	(12,054)
Total as of December 31, 2011	$—	$(56,020)	$30,054	$(25,966)
LTIP liability(a)	$—	$(3,165)	$—	$(3,165)
Oil and natural gas swaps	—	(5,818)	16,095	10,277
Oil collars	—	—	13,871	13,871
Interest rate swaps	—	(9,547)	—	(9,547)
Total as of December 31, 2012	$—	$(18,530)	$29,966	$11,436
____________________

(a)
See Note 13 for further discussion on unit-based compensation expenses related to the LTIP liability for certain grants accounted for under the liability method and included in other current liabilities in the accompanying consolidated balance sheet.

Legacy estimates the fair values of the swaps based on published forward commodity price curves for the underlying commodities as of the date of the estimate for those commodities for which published forward pricing is readily available. For those commodity derivatives for which forward commodity price curves are not readily available, Legacy estimates, with the assistance of third-party pricing experts, the forward curves as of the date of the estimate. Legacy validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming, where applicable, that those securities trade in active markets. Legacy estimates the option value of the contract floors and ceilings and oil swaptions using an option pricing model which takes into account market volatility, market prices, contract parameters and discount rates based on published LIBOR rates and interest swap rates. Due to the lack of an active market for periods beyond one-month from the balance sheet date for our oil price differential swaps, Legacy has reviewed historical differential prices and known economic influences to estimate a reasonable forward curve of future pricing scenarios based upon these factors. In order to estimate the fair value of our interest rate swaps, Legacy uses a yield curve based on money market rates and interest rate swaps, extrapolates a forecast of future interest rates, estimates each future cash flow, derives discount factors to value the fixed and floating rate cash flows of each swap, and then discounts to present value all known (fixed) and forecasted (floating) swap cash flows. Curve building and discounting techniques used to establish the theoretical market value of interest bearing securities are based on readily available money market rates and interest swap market data. The determination of the fair values above incorporates various factors including the impact of our non-performance risk and the credit standing of the counterparties involved in the Partnership’s derivative contracts. The risk of nonperformance by the Partnership’s counterparties is mitigated by the fact that such current counterparties (or their affiliates) are also current or former bank lenders under the Partnership’s revolving credit facility. In addition, Legacy routinely monitors the creditworthiness of its counterparties. As the factors described above are based on significant assumptions made by management, these assumptions are the most sensitive to change.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	December 31,
	2012	2011		2010
	(In thousands)
Beginning balance	$30,054	$24,640		$17,791
Total gains	18,993	19,754		16,368
Settlements	(19,081)	(13,732)		(9,519)
Transfers	—	(608)	(a)	—
Ending balance	$29,966	$30,054		$24,640
Change in unrealized gains (losses) included in earnings relating to derivatives
still held as of December 31, 2012, 2011 and 2010	$(88)	$6,022		$6,849
____________________

(a)
On October 6, 2010, as part of an oil swap transaction entered into with a counterparty, Legacy sold two call options to the counterparty that allows the counterparty to extend a swap transaction that covered calendar year 2011 to either 2012, 2013 or both calendar years. The counterparty exercised the option covering calendar year 2012 on December 30, 2011. Therefore the fair value of the option, which was recorded as a Level 3 instrument, was transferred into Level 2 as the option converted to a WTI oil swap, the inputs of which are classified as Level 2. The counterparty did not exercise the option covering calendar year 2013.

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

Fair Value on a Non-Recurring Basis

Legacy follows the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. As it relates to Legacy, ASC 820-10 applies to certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; measurements of oil and natural gas property impairments; and the initial recognition of asset retirement obligations, for which fair value is used. These asset retirement obligation ("ARO") estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, Legacy has designated these measurements as Level 3.

A reconciliation of the beginning and ending balances of Legacy’s asset retirement obligation is presented in Note 11.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New fair value measurements of proved oil and natural gas properties during the year ended December 31, 2011 and 2012 consist of:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Impairment(a)	$—	$—	$18,928
Acquisitions(b)	$—	$—	$142,205
Total during 2011	$—	$—	$161,133
Impairment(a)	$—	$—	$31,766
Acquisitions(b)	$—	$—	$634,796
Total during 2012	$—	$—	$666,562
____________________

(a)
Legacy periodically reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the year ended December 31, 2011, Legacy incurred impairment charges of $24.5 million as oil and natural gas properties with a net cost basis of $43.4 million were written down to their fair value of $18.9 million. During the year ended December 31, 2012, Legacy incurred impairment charges of $29.3 million as oil and natural gas properties with a net cost basis of $61.1 million were written down to their fair value of $31.8 million. Inclusive in this amount is $6.5 million of impairment on an available-for-sale property which Legacy has entered into an option agreement to sell all but a minority royalty interest in the property to a third party. The option can be exercised at any time prior to January 4, 2013. As such, Legacy has impaired the property to reduce its carrying value to its estimated fair value. In order to determine fair value, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The remaining $7.8 million of impairment during the year ended December 31, 2012 was impairment of goodwill recognized on an acquisition of oil and natural gas properties. During the year ended December 31, 2012, Legacy entered into a purchase and sale agreement with a third party to acquire certain oil and natural gas properties, the purchase price of which was negotiated as of the date of the agreement. During the period between the agreement date and the date of closing the acquisition, oil futures prices declined significantly, thereby reducing the fair value of the properties acquired at the date of close. As the purchase price exceeded the fair value of the properties acquired, goodwill amounting to $7.8 million was recognized and subsequently tested for impairment. As a result of this test, all of the goodwill associated with this acquisition has been impaired.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)
Legacy records the fair value of assets and liabilities acquired in business combinations. During the year ended December 31, 2011, Legacy acquired oil and natural gas properties with a fair value of $142.2 million in 28 immaterial transactions, both individually and in the aggregate. During the year ended December 31, 2012, Legacy acquired oil and natural gas properties with a fair value of $634.8 million in the COG 2012 Acquisition and 19 immaterial transactions, both individually and in the aggregate. Properties acquired are recorded at fair value, which correlates to the discounted future net cash flow. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. For acquired unproved properties, the market-based weighted average cost of capital rate is subjected to additional project specific risking factors. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

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

By using derivative instruments to mitigate exposures to changes in commodity prices, Legacy exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes Legacy, which creates credit risk. Legacy minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties, who currently are all current or former members of Legacy's lending group.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2012, 2011, and 2010, Legacy recognized realized and unrealized gains (losses) related to its oil, NGL and natural gas derivatives. The impact on net income (loss) from commodity derivative activities was as follows:

	December 31,
	2012	2011	2010
	(In thousands)
Crude oil derivative contract settlements	$(10,211)	$(11,335)	$9,263
Natural gas liquid derivative contract settlements	—	—	(39)
Natural gas derivative contract settlements	16,113	11,972	10,913
Total commodity derivative contract settlements	5,902	637	20,137
Unrealized change in fair value — oil contracts	44,468	(699)	(27,522)
Unrealized change in fair value — natural gas liquid contracts	—	—	39
Unrealized change in fair value — natural gas contracts	(11,877)	6,919	5,946
Total unrealized change in fair value of commodity derivative
contracts	32,591	6,220	(21,537)
Total realized and unrealized gains (losses) on commodity
derivative contracts	$38,493	$6,857	$(1,400)

As of December 31, 2012, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2013	1,912,193	$90.26	$80.10	-	$108.65
2014	1,493,764	$91.45	$87.50	-	$103.75
2015	545,351	$91.98	$88.50	-	$100.20
2016	228,600	$87.94	$86.30	-	$99.85
2017	182,500	$84.75	$84.75

As of December 31, 2012, Legacy had the following Midland to Cushing crude oil differential swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2013	730,000	$(1.25)	$(1.25)

As of December 31, 2012, Legacy had the following NYMEX West Texas Intermediate crude oil derivative three-way collar contracts that combine a long and short put with a short call as indicated below:

		Average	Average	Average
Calendar Year	Volumes (Bbls)	Short Put	Long Put	Short Call
2013	1,228,170	$65.53	$90.97	$105.85
2014	1,453,880	$65.54	$90.73	$110.65
2015	1,308,500	$64.67	$89.67	$112.21
2016	621,300	$63.37	$88.37	$106.40
2017	72,400	$60.00	$85.00	$104.20

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012, Legacy had the following Waha, ANR-OK and CIG-Rockies natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Price Range per MMBtu
2013	7,950,654	$4.47	$3.23	-	$6.89
2014	5,331,254	$4.54	$3.61	-	$6.47
2015	1,339,300	$5.65	$5.14	-	$5.82
2016	219,200	$5.30	$5.30

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

Legacy did not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings and classified as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	December 31,
	2012	2011	2010
	(In thousands)
Interest rate swap settlements	$7,019	$7,350	$7,407
Unrealized change in fair value — interest rate swaps	(2,506)	(1,943)	7,328
Total increase to interest expense, net	$4,513	$5,407	$14,735

The table below summarizes the interest rate swap liabilities as of December 31, 2012.

	Fixed	Effective	Maturity	Estimated Fair Market Value at December 31,
Notional Amount	Rate	Date	Date	2012
	(Dollars in thousands)
$29,000	3.070%	10/16/2007	10/16/2015	$(2,161)
$13,000	3.112%	11/16/2007	11/16/2015	(1,006)
$12,000	3.131%	11/28/2007	11/28/2015	(940)
$60,000	2.650%	4/1/2008	4/1/2013	(473)
$50,000	3.100%	10/10/2008	10/10/2013	(1,026)
$50,000	0.710%	8/10/2011	8/10/2014	(135)
$50,000	2.295%	12/18/2008	12/18/2013	(751)
$50,000	0.702%	8/10/2011	8/10/2014	(128)
$50,000	2.500%	10/10/2008	10/10/2015	(2,927)
Total Fair Market Value of interest
rate derivatives				$(9,547)

(10) Sales to Major Customers

Legacy sold oil, NGL and natural gas production representing 10% or more of total revenues for the years ended December 31, 2012, 2011 and 2010 to the customers shown below:

	2012	2011	2010
Enterprise (Teppco) Crude Oil, LP	12%	14%	23%
Plains Marketing, LP	10%	11%	10%

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(11) Asset Retirement Obligation

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred and becomes determinable. Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the additions to the ARO asset and liability is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors; and (iv) a credit-adjusted risk-free interest rate. These inputs require significant judgments and estimates by the Partnership's management at the time of the valuation and are the most sensitive and subject to change. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon Legacy’s periodic review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using Legacy’s credit-adjusted-risk-free rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost. When obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from Legacy's balance sheet. Any difference in the cost to plug and the related liability is recorded as a gain or loss on Legacy's income statement in the disposal of assets line item.

The following table reflects the changes in the ARO during the years ended December 31, 2012, 2011 and 2010.

	December 31,
	2012	2011	2010
	(In thousands)
Asset retirement obligation — beginning of period	$120,274	$111,262	$84,917
Liabilities incurred with properties acquired	38,857	8,300	17,618
Liabilities incurred with properties drilled	878	1,101	631
Liabilities settled during the period	(2,412)	(3,775)	(1,993)
Current period accretion	4,586	4,234	3,472
Current period revisions to previous estimates	—	(848)	6,617
Asset retirement obligation — end of period	$162,183	$120,274	$111,262

Each year the Partnership reviews and, to the extent necessary, revises its asset retirement obligation estimates. During 2010, Legacy reviewed actual abandonment costs with previous estimates and, as a result, increased its estimates of future asset retirement obligations by $6.6 million to reflect increased costs incurred for plugging and abandonment costs. During 2011, Legacy made minor changes to correct working interests and well lives on properties acquired in a previous acquisition resulting in a decrease of future asset retirement obligations of $0.8 million. During 2012, no revisions of previous estimates were deemed necessary.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Income Per Unit

The following table sets forth the computation of basic and diluted net income per unit:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Income available to unitholders	$68,637	$72,061	$10,809
Weighted average number of units outstanding	48,991	44,093	40,233
Effect of dilutive securities:
Restricted units	—	19	4
Weighted average units and potential units outstanding	48,991	44,112	40,237
Basic and diluted income per unit	$1.40	$1.63	$0.27

As of December 31, 2012, 2011 and 2010, 230,477, 69,507 and 60,541 restricted units, respectively, were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect.

(13) Unit-Based Compensation

Long Term Incentive Plan

On March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was created and Legacy adopted the LTIP for its employees, consultants and directors, its affiliates and its general partner. The awards under the long-term incentive plan may include unit grants, restricted units, phantom units, unit options and unit appreciation rights (“UARs”). The LTIP permits the grant of awards covering an aggregate of 2,000,000 units. As of December 31, 2012 grants of awards net of forfeitures and, in the case of UARs and phantom units, historical exercises covering 1,394,007 units have been made, comprised of 266,014 unit option awards, 519,219 UAR awards, 366,879 restricted unit awards, 148,232 phantom unit awards and 93,663 unit awards. The LTIP is administered by the compensation committee of the board of directors ("Compensation Committee") of Legacy’s general partner.

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

During the year ended December 31, 2010, Legacy issued (i) 75,500 UARs to employees which vest ratably over a three-year period and (ii) 116,951 UARs to employees which cliff-vest at the end of a three-year period. During the year ended December 31, 2011, Legacy issued (i) 68,000 UARs to employees which vest ratably over a three-year period and (ii) 50,034 UARs to employees which cliff-vest at the end of a three-year period. During the year ended December 31, 2012, Legacy issued (i) 82,400 UARs to employees which vest ratably over a three-

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year period and (ii) 60,336 UARs to employees which cliff-vest at the end of a three-year period. All of the UARs granted in 2012, 2011 and 2010 expire seven years from the grant date and are exercisable when they vest. There were no unit options granted in 2012, 2011 or 2010.

For the years ended December 31, 2012, 2011 and 2010, Legacy recorded compensation expense of $0.3 million, $0.9 million and $2.1 million, respectively, due to the changes in the compensation liability related to the above awards based on its use of the Black-Scholes model to estimate the December 31, 2012, 2011 and 2010 fair value of these UARs and unit options (see Note 8). As of December 31, 2012, there was a total of $0.8 million of unrecognized compensation costs related to the un-exercised and non-vested portion of the UARs. At December 31, 2012, this cost was expected to be recognized over a weighted-average period of 1.9 years. Compensation expense is based upon the fair value as of the balance sheet date and is recognized as a percentage of the service period satisfied. Since Legacy’s trading history does not yet match the term of the outstanding unit option and UAR awards, it has used an estimated volatility factor of approximately 49% based upon a representative group of publicly-traded companies in the energy industry and employed the Black-Scholes model to estimate the December 31, 2012 fair value to be realized as compensation cost based on the percentage of the service period satisfied. Legacy has assumed an estimated forfeiture rate of 4%. The Partnership will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.26 per unit.

A summary of option and UAR activity for the year ended December 31, 2012, 2011 and 2010 is as follows:

		Weighted-	Weighted- Average
	Units	Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	700,829	$19.23
Granted	192,451	$23.92
Exercised	(278,942)	$17.69
Forfeited	—	$—
Outstanding at December 31, 2010	614,338	$21.40	4.21	$4,504,283
Options and UARs exercisable at
December 31, 2010	168,669	$23.38	1.77	$904,350
Outstanding at January 1, 2011	614,338	$21.40
Granted	118,034	$27.79
Exercised	(91,850)	$23.23
Forfeited	(20,491)	$20.88
Outstanding at December 31, 2011	620,031	$22.36	4.12	$3,728,077
Options and UARs exercisable at
December 31, 2011	232,265	$21.61	1.64	$1,538,491
Outstanding at January 1, 2012	620,031	$22.36
Granted	142,736	$28.57
Exercised	(185,482)	$19.68
Forfeited	(61,066)	$24.91
Outstanding at December 31, 2012	516,219	$24.71	4.77	$681,214
Options and UARs exercisable at
December 31, 2012	168,569	$20.54	2.93	$671,583

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the status of the Partnership’s non-vested UARs since January 1, 2012:

	Non-Vested Options and UARs
	Number of Units	Weighted- Average Exercise Price
Non-vested at January 1, 2012	387,766	$22.80
Granted	142,736	28.57
Vested — Unexercised	(90,502)	20.17
Vested — Exercised	(58,284)	17.26
Forfeited	(34,066)	23.30
Non-vested at December 31, 2012	347,650	$26.73

Legacy has used a weighted-average risk free interest rate of 1.1% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at December 31, 2012. Expected life represents the period of time that options and UARs are expected to be outstanding and is based on the Partnership’s best estimate. The following table represents the weighted average assumptions used for the Black-Scholes option-pricing model:

	Year Ended December 31,
	2012	2011	2010
Expected life (years)	P4Y9M8D	4.12	4.21
Annual interest rate	1.1%	0.7%	1.6%
Annual distribution rate per unit	$2.26	$2.18	$2.08
Volatility	49%	50%	50%

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

On September 21, 2009, the board of directors of Legacy’s general partner, upon the recommendation of the Compensation Committee, implemented changes to the equity-based incentive compensation policy applicable to executive officers of Legacy. The new compensation policy replaced the compensation policy implemented on August 17, 2007. In addition to cash bonus awards, under the new compensation plan, the executives are eligible for both subjective and objective grants of phantom units. The subjective, or service-based, grants may be awarded up to a maximum percentage of annual salary as determined by the Compensation Committee. Once granted, these phantom units vest ratably over a three-year period. The objective, or performance-based, grants may be awarded up to a maximum percentage of annual salary, as determined by the Compensation Committee. However, the amount to vest each year for the three-year vesting period will be determined on each vesting date based on a three-step process, with the first two steps each comprising 50% of the total vesting amount while the third step is the sum of the first two steps. The first step in the process will be a function of Total Unitholder Return (“TUR”) for the Partnership and the percentage rank of the Legacy TUR among a peer group of upstream master limited

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partnerships, as determined by the Compensation Committee at the beginning of each year. In the second step, the Legacy TUR will be compared to the TUR of a group of master limited partnerships included in the Alerian MLP Index (the "Adjusted Alerian MLP Index"). The third step is the addition of the above two steps to determine the total performance-based awards to vest. Performance-based phantom units subject to vesting which do not vest in a given year will be forfeited. With respect to both the subjective and objective units awarded under this compensation policy, DERs will accumulate and accrue based on the total number of actual amounts vested and will be payable at the date of vesting.

On February 18, 2010, the Compensation Committee approved the award of 44,869 subjective, or service-based, phantom units and 71,619 objective, or performance-based, phantom units to Legacy’s five executive officers. On February 18, 2011, the Compensation Committee approved the award of 32,806 subjective, or service-based, phantom units and 53,487 objective, or performance-based, phantom units to Legacy’s executive officers. During February 2012, the Compensation Committee approved the award of 30,828 subjective, or service-based, phantom units and 57,189 objective, or performance-based, phantom units to Legacy's executive officers. Upon his resignation effective March 16, 2012, Legacy's former President and Chief Financial Officer forfeited all of his unvested phantom unit awards.

Compensation expense related to the phantom units and associated DERs was $0.9 million, $1.7 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted Units

During the year ended December 31, 2010, Legacy issued an aggregate of 81,203 restricted units to non-executive employees. The restricted units awarded vest ratably over a three-year period, beginning on the date of grant. During the year ended December 31, 2011, Legacy issued an aggregate of 51,365 restricted units to non-executive employees. The restricted units awarded vest ratably over a three-year period, beginning on May 19, 2012. During the year ended December 31, 2012, Legacy issued an aggregate of 173,645 restricted units to both non-executive employees and certain executives not previously covered under the aforementioned executive compensation plan. The restricted units awarded vest ratably over a three-year period, ratably over a two-year period or cliff vest at the end of a five year period, all beginning at the date of grant. Compensation expense related to restricted units was $1.8 million, $1.0 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was a total of $5.0 million of unrecognized compensation costs related to the non-vested portion of these restricted units. At December 31, 2012, this cost was expected to be recognized over a weighted-average period of 3.2 years.

Pursuant to the provisions of ASC 718, Legacy’s issued units as reflected in the accompanying consolidated balance sheet at December 31, 2012, do not include 230,477 units related to unvested restricted unit awards.

Board and Additional Executive Units

On May 24, 2010, Legacy granted and issued 2,215 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $20.38 at the time of issuance. On May 11, 2011, Legacy granted and issued 1,630 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $30.24 at the time of issuance. On August 26, 2011, Legacy granted and issued 1,885 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $26.94 at the time of issuance. On May 9, 2012, Legacy granted and issued 3,509 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner and 2,500 units to an executive officer. The value of each unit was $28.34 at the time of issuance.

(14) Subsidiary Guarantors

On September 6, 2011, we filed a registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to register the issuance and sale of, among other securities, our debt securities, which may be co-issued by Legacy Reserves Finance Corporation. The registration statement also registered guarantees of debt securities by Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc. The Partnership's Senior Notes were issued in a private offering on December 4, 2012 and are currently unregistered but we have agreed to register them by January 8, 2014 or be subject to certain penalties. The Senior Notes are guaranteed by our 100% owned subsidiaries Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc., which constitute all of our subsidiaries, and certain other future subsidiaries (the “Guarantors”, together with any future 100% owned subsidiaries that guarantee the Partnership's Senior Notes, the “Subsidiaries”). The Subsidiaries are 100% owned by the Partnership and the guarantees by the Subsidiaries are full and unconditional, except for customary release provisions described in Note 3 - Long-Term Debt. The Partnership has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. The guarantees constitute joint and several obligations.

(15) Equity Distribution Agreement

Pursuant to an Equity Distribution Agreement with Knight Capital Americas, L.P. ("KCA"), Legacy has offered and sold units from time to time through KCA, as Legacy's sales agent. During the year ended December 31, 2011, Legacy received proceeds from 87,364 units issued pursuant to this agreement of approximately $2.4 million gross and $2.3 million net of commissions, which proceeds were used for general partnership purposes. No sales were made during the year ended December 31, 2012.

On January 25, 2013, Legacy terminated the Equity Distribution Agreement with KCA.

(16) Subsequent Events

On January 22, 2013, the board of directors of Legacy’s general partner declared a $0.57 per unit cash distribution for the quarter ended December 31, 2012 to all unitholders of record on February 1, 2013. This distribution was paid on February 14, 2013.

Table of Contents         LEGACY RESERVES LP
UNAUDITED SUPPLEMENTARY INFORMATION

Costs Incurred in Oil and Natural Gas Property Acquisition and Development Activities

Costs incurred by Legacy in oil and natural gas property acquisition and development are presented below:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Development costs	$67,552	$71,842	$40,165
Exploration costs	1,476	—	—
Acquisition costs:
Proved properties	624,065	142,985	287,213
Unproved properties	49,588	7,520	12,329
Total acquisition, development and exploration costs	$742,681	$222,347	$339,707

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

Table of Contents         LEGACY RESERVES LP
UNAUDITED SUPPLEMENTARY INFORMATION — (Continued)

Net Proved Oil, NGL and Natural Gas Reserves (Unaudited)
The proved oil, NGL and natural gas reserves of Legacy have been estimated by an independent petroleum engineer, LaRoche, as of December 31, 2012, 2011 and 2010. These reserve estimates have been prepared in compliance with the Securities and Exchange Commission rules and accounting standards based on the 12-month un-weighted first-day-of-the-month average price for December 31, 2012, 2011 and 2010.

The table below includes the reserves associated with the Wyoming Acquisition and COG 2010 Acquisition which are reflected in the December 31, 2010 balances. Additionally, the table below includes the reserves associated with the COG 2012 Acquisition which are reflected in the December 31, 2012 balances. An analysis of the change in estimated quantities of oil and natural gas reserves, all of which are located within the United States, is shown below:

	Oil (MBbls)	NGL (MBbls)(a)	Natural Gas (MMcf)(a)
Total Proved Reserves:
Balance, December 31, 2009	21,672	5,011	62,430
Purchases of minerals-in-place	10,913	128	17,891
Revisions from drilling and recompletions	251	—	324
Revisions of previous estimates due to price	2,215	428	794
Revisions of previous estimates due to performance	1,435	(359)	6,501
Production	(2,334)	(307)	(5,204)
Balance, December 31, 2010	34,152	4,901	82,736
Purchases of minerals-in-place	2,406	25	39,264
Revisions from drilling and recompletions	897	180	3,344
Revisions of previous estimates due to price	1,514	338	2,286
Revisions of previous estimates due to performance	2,160	(263)	3,816
Production	(2,951)	(347)	(8,842)
Balance, December 31, 2011	38,178	4,834	122,604
Purchases of minerals-in-place	17,626	437	53,881
Ownership revisions	(217)	—	(165)
Extensions and discoveries	15	—	56
Revisions from drilling and recompletions	268	(15)	468
Revisions of previous estimates due to price	(807)	(150)	(8,432)
Revisions of previous estimates due to performance	282	(127)	1,315
Production	(3,337)	(348)	(10,417)
Balance, December 31, 2012	52,008	4,631	159,310
Proved Developed Reserves:
December 31, 2009	17,809	4,977	53,141
December 31, 2010	29,579	4,701	72,850
December 31, 2011	32,481	4,439	110,909
December 31, 2012	46,260	4,497	145,538
Proved Undeveloped Reserves:
December 31, 2009	3,863	34	9,289
December 31, 2010	4,573	200	9,886
December 31, 2011	5,697	395	11,695
December 31, 2012	5,748	135	13,772
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

Table of Contents         LEGACY RESERVES LP
UNAUDITED SUPPLEMENTARY INFORMATION — (Continued)

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves (Unaudited)

Summarized in the following table is information for Legacy inclusive of the Wyoming Acquisition and COG 2010 Acquisition in 2010 and COG 2012 Acquisition in 2012 with respect to the standardized measure of discounted future net cash flows relating to proved reserves. Future cash inflows are computed by applying the 12-month un-weighted first-day-of-the-month average price for the years ended December 31, 2012, 2011 and 2010. Future production, development, site restoration, and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. Future net cash flows have not been adjusted for commodity derivative contracts outstanding at the end of each year. Federal income taxes have not been deducted from future production revenues in the calculation of standardized measure as each partner is separately taxed on their share of Legacy’s taxable income. In addition, Texas margin taxes and the federal income taxes associated with a corporate subsidiary, as discussed in Note 1(f), have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure.

	December 31,
	2012	2011	2010
	(In thousands)
Future production revenues	$5,528,850	$4,430,377	$3,216,270
Future costs:
Production	(2,503,052)	(1,933,503)	(1,521,324)
Development	(229,014)	(192,642)	(143,079)
Future net cash flows before income taxes	2,796,784	2,304,232	1,551,867
10% annual discount for estimated timing of cash flows	(1,370,932)	(1,163,831)	(777,043)
Standardized measure of discounted net cash flows	$1,425,852	$1,140,401	$774,824

The standardized measure is based on the following oil and natural gas prices realized over the life of the properties at the wellhead as of the following dates:

	December 31,
	2012	2011	2010
Oil (per Bbl) (a)	$91.17	$92.71	$75.96
Natural Gas (per MMBtu) (b)	$2.76	$4.12	$4.38
____________________

(a)	The quoted oil price for all fiscal years is the 12-month un-weighted average first-day-of-the-month West Texas Intermediate physical spot price for each month of 2012, 2011 and 2010.

(b)	The quoted gas price for all fiscal years is the 12-month un-weighted average first-day-of-the-month Henry Hub physical spot price for each month of 2012, 2011 and 2010.

Table of Contents         LEGACY RESERVES LP
UNAUDITED SUPPLEMENTARY INFORMATION — (Continued)

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Increase (decrease):
Sales, net of production costs	$(212,730)	$(219,642)	$(134,482)
Net change in sales prices, net of production costs	(153,161)	264,410	222,292
Changes in estimated future development costs	16,198	5,499	18,465
Extensions and discoveries, net of future production
and development costs	639	—	—
Revisions of previous estimates due to infill drilling,
recompletions and stimulations	8,512	34,462	10,303
Revisions of previous quantity estimates due to performance	3,242	56,389	35,198
Previously estimated development costs incurred	33,858	26,009	12,621
Purchases of minerals-in place	496,099	121,395	213,196
Ownership interest changes	(6,853)	—	—
Other	(13,077)	3,367	1,979
Accretion of discount	112,724	73,688	35,076
Net increase	285,451	365,577	414,648
Standardized measure of discounted future net cash flows:
Beginning of year	1,140,401	774,824	360,176
End of year	$1,425,852	$1,140,401	$774,824

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

Table of Contents         LEGACY RESERVES LP
UNAUDITED SUPPLEMENTARY INFORMATION — (Continued)

Selected Quarterly Financial Data (Unaudited)

For the three-month periods ended:

	March 31	June 30	September 30	December 31
2012	(In thousands, except per unit data)
Revenues:
Oil sales	$76,137	$65,787	$70,173	$74,157
Natural gas liquids sales	3,726	3,524	3,492	3,850
Natural gas sales	12,784	9,851	10,531	12,448
Total revenues	92,647	79,162	84,196	90,455
Expenses:
Oil and natural gas production	24,888	26,406	30,728	30,929
Production and other taxes	5,217	4,687	5,137	5,737
General and administrative	6,450	5,161	6,993	5,922
Depletion, depreciation, amortization and accretion	22,839	25,370	24,833	29,102
Impairment of long-lived assets	1,301	13,978	7,277	14,510
(Gain) loss on disposal of assets	(3,011)	(313)	260	568
Total expenses	57,684	75,289	75,228	86,768
Operating Income	34,963	3,873	8,968	3,687
Interest income	4	4	3	5
Interest expense	(4,336)	(4,636)	(5,285)	(6,003)
Equity in income of partnership	26	32	30	23
Realized and unrealized gain (loss) on oil, NGL
and natural gas swaps	(23,089)	84,350	(27,177)	4,409
Other	32	(68)	(51)	(31)
Income (loss) before income taxes	7,600	83,555	(23,512)	2,090
Income taxes	(211)	(613)	(54)	(218)
Net income (loss)	$7,389	$82,942	$(23,566)	$1,872
Net income (loss) per unit — basic and diluted	$0.15	$1.73	$(0.49)	$0.04
Production volumes:
Oil (MBbl)	788	790	840	919
Natural Gas Liquids (Mgal)	3,490	3,626	3,821	3,670
Natural Gas (MMcf)	2,658	2,545	2,571	2,643
Total (Mboe)	1,314	1,301	1,359	1,447

Table of Contents         LEGACY RESERVES LP
UNAUDITED SUPPLEMENTARY INFORMATION — (Continued)

For the three-month periods ended:

	March 31	June 30	September 30	December 31
2011	(In thousands, except per unit data)
Revenues:
Oil sales	$59,265	$73,569	$63,387	$68,252
Natural gas liquids sales	4,250	4,722	4,924	4,992
Natural gas sales	9,253	14,544	16,061	13,666
Total revenues	72,768	92,835	84,372	86,910
Expenses:
Oil and natural gas production	23,757	23,438	24,109	25,610
Production and other taxes	4,357	5,533	5,211	5,228
General and administrative	6,358	4,455	3,817	8,454
Depletion, depreciation, amortization and accretion	19,560	22,146	22,446	24,026
Impairment of long-lived assets	1,047	144	4,678	18,641
(Gain) Loss on disposal of assets	(409)	(235)	(35)	54
Total expenses	54,670	55,481	60,226	82,013
Operating Income	18,098	37,354	24,146	4,897
Interest income	2	5	5	3
Interest expense	(3,377)	(6,492)	(5,764)	(2,933)
Equity in income of partnership	29	43	35	31
Realized and unrealized gain (loss) on oil, NGL
and natural gas swaps	(75,456)	35,606	107,603	(60,896)
Other	4	(62)	3	207
Income (loss) before income taxes	$(60,700)	$66,454	$126,028	$(58,691)
Income taxes	330	(601)	(928)	169
Net income (loss)	$(60,370)	$65,853	$125,100	$(58,522)
Net income (loss) per unit — basic and diluted	$(1.39)	$1.51	$2.87	$(1.28)
Production volumes:
Oil (MBbl)	676	759	755	761
Natural Gas Liquids (Mgal)	3,317	3,456	3,735	4,051
Natural Gas (MMcf)	1,601	2,248	2,548	2,445
Total (Mboe)	1,022	1,216	1,269	1,265