Form 10-Q
period 2013-03-31
LEGACY RESERVES LP
filed 2013-05-08
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

57,423,819 units representing limited partner interests in the registrant were outstanding as of May 7, 2013.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31, 2013	December 31, 2012
	(In thousands)
Current assets:
Cash and cash equivalents	$2,341	$3,509
Accounts receivable, net:
Oil and natural gas	47,611	37,547
Joint interest owners	32,197	27,851
Other	411	551
Fair value of derivatives (Notes 6 and 7)	4,030	15,158
Prepaid expenses and other current assets	3,158	3,294
Total current assets	89,748	87,910
Oil and natural gas properties, at cost:
Proved oil and natural gas properties using the successful efforts method of accounting	2,079,971	2,078,961
Unproved properties	69,624	65,968
Accumulated depletion, depreciation, amortization and impairment	(601,957)	(573,003)
	1,547,638	1,571,926
Other property and equipment, net of accumulated depreciation and amortization of $4,944 and $4,618, respectively	2,607	2,646
Operating rights, net of amortization of $3,654 and $3,531, respectively	3,362	3,486
Fair value of derivatives (Notes 6 and 7)	18,036	15,834
Other assets, net of amortization of $8,426 and $7,909, respectively	19,189	7,804
Investments in equity method investees	4,334	393
Total assets	$1,684,914	$1,689,999

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND UNITHOLDERS' EQUITY
	March 31, 2013	December 31, 2012
	(In thousands)
Current liabilities:
Accounts payable	$10,446	$1,822
Accrued oil and natural gas liabilities (Note 1)	60,523	50,162
Fair value of derivatives (Notes 6 and 7)	17,410	10,801
Asset retirement obligation (Note 8)	29,646	29,501
Other (Note 10)	14,513	11,437
Total current liabilities	132,538	103,723
Long-term debt (Note 2)	778,087	775,838
Asset retirement obligation (Note 8)	132,574	132,682
Fair value of derivatives (Notes 6 and 7)	4,249	5,590
Other long-term liabilities	1,833	1,886
Total liabilities	1,049,281	1,019,719
Commitments and contingencies (Note 5)
Unitholders' equity:
Limited partners' equity - 57,193,842 and 57,038,942 units issued and outstanding at March 31, 2013 and December 31, 2012, respectively	635,549	670,183
General partner's equity (approximately 0.03%)	84	97
Total unitholders' equity	635,633	670,280
Total liabilities and unitholders' equity	$1,684,914	$1,689,999
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per unit data)
Revenues:
Oil sales	$90,357	$76,137
Natural gas liquids (NGL) sales	3,342	3,726
Natural gas sales	15,180	12,784
Total revenues	108,879	92,647

Expenses:
Oil and natural gas production	35,351	24,888
Production and other taxes	6,927	5,217
General and administrative	6,281	6,450
Depletion, depreciation, amortization and accretion	41,652	22,839
Impairment of long-lived assets	1,743	1,301
Gain on disposal of assets	(219)	(3,011)
Total expenses	91,735	57,684

Operating income	17,144	34,963

Other income (expense):
Interest income	8	4
Interest expense (Notes 2, 6 and 7)	(10,692)	(4,336)
Equity in income of equity method investees	44	26
Realized and unrealized net losses on commodity derivatives (Notes 6 and 7)	(13,005)	(23,089)
Other	7	32
Income (loss) before income taxes	(6,494)	7,600
Income tax expense	(211)	(211)
Net income (loss)	$(6,705)	$7,389

Income (loss) per unit - basic and diluted (Note 9)	$(0.12)	$0.15
Weighted average number of units used in computing net income (loss) per unit -
Basic	57,077	47,802
Diluted	57,077	47,848

 See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF UNITHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(UNAUDITED)

	Number of Limited Partner Units	Limited Partner	General Partner	Total Unitholders' Equity
	(In thousands)
Balance, December 31, 2012	57,039	$670,183	$97	$670,280
Unit based compensation	—	713	—	713
Vesting of restricted units	2	—	—	—
Units issued in exchange for invesment in equity method investee	153	4,001	—	4,001
Redemption of investment	—	—	(11)	(11)
Distributions to unitholders, $0.57 per unit	—	(32,645)	—	(32,645)
Net loss	—	(6,703)	(2)	(6,705)
Balance, March 31, 2013	57,194	$635,549	$84	$635,633

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(6,705)	$7,389
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	41,652	22,839
Amortization of debt issuance costs	766	367
Impairment of long-lived assets	1,743	1,301
Losses on derivatives	11,560	22,802
Equity in income of equity method investees	(44)	(26)
Unit-based compensation	127	(711)
Gain on disposal of assets	(219)	(3,011)
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(10,064)	(470)
(Increase) decrease in accounts receivable, joint interest owners	(4,346)	1,832
(Increase) decrease in accounts receivable, other	140	(155)
Decrease in other assets	136	1,017
Increase in accounts payable	8,624	87
Increase (decrease) in accrued oil and natural gas liabilities	10,361	(6,292)
Increase (decrease) in other liabilities	1,754	(2,181)
Total adjustments	62,190	37,399
Net cash provided by operating activities	55,485	44,788
Cash flows from investing activities:
Investment in oil and natural gas properties	(28,663)	(20,079)
Increase in deposits on pending acquisitions	—	(611)
Proceeds from sale of assets	257	8,265
Investment in other equipment	(287)	(233)
Net cash settlements on commodity derivatives	2,635	(2,053)
Distribution from equity method investee	105	—
Net cash used in investing activities	(25,953)	(14,711)
Cash flows from financing activities:
Proceeds from long-term debt	86,000	76,000
Payments of long-term debt	(84,000)	(80,000)
Payments of debt issuance costs	(44)	(281)
Offering costs associated with the issuance of units	—	(9)
Distributions to unitholders	(32,645)	(26,354)
Redemption of investment	(11)	—
Net cash used in financing activities	(30,700)	(30,644)
Net decrease in cash and cash equivalents	(1,168)	(567)
Cash and cash equivalents, beginning of period	3,509	3,151

Cash and cash equivalents, end of period	$2,341	$2,584

Non-cash investing and financing activities:

Asset retirement obligation costs and liabilities	$—	$—
Asset retirement obligations associated with property acquisitions	$523	$106
Units issued in exchange for equity method investee	$4,001	$—
Note receivable received in exchange for the sale of oil and natural gas properties	$11,857	$—
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

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

LRLP, a Delaware limited partnership, was formed by its general partner, Legacy Reserves GP, LLC (“LRGPLLC”), on October 26, 2005 to own and operate oil and natural gas properties. LRGPLLC is a Delaware limited liability company formed on October 26, 2005, and owns an approximate 0.03% general partner interest in LRLP.

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

(b)	Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(In thousands)
Revenue payable to joint interest owners	$25,543	$24,903
Accrued lease operating expense	11,647	8,507
Accrued capital expenditures	9,576	5,213
Accrued ad valorem tax	7,115	4,806
Other	6,642	6,733
	$60,523	$50,162

(2)	Long-Term Debt

Long-term debt consists of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(In thousands)
Credit Facility due 2016	$490,000	$488,000
8% Senior Notes due 2020	300,000	300,000
	790,000	788,000
Unamortized discount on Senior Notes	(11,913)	(12,162)
Total Long-Term Debt	$778,087	$775,838

 Credit Facility

On March 10, 2011, Legacy entered into an amended and restated five-year $1 billion secured revolving credit facility with BNP Paribas as administrative agent (the "Credit Agreement"). Effective April 20, 2012, Wells Fargo Bank, National Association ("Wells Fargo"), replaced BNP Paribas as administrative agent as a result of the sale of BNP Paribas' energy lending practice to Wells Fargo. Borrowings under the Credit Agreement mature on March 10, 2016. The amount available for borrowing at any one time is limited to the borrowing base with a $2 million sub-limit for letters of credit. As further described in Note 3 of these Notes to Condensed Consolidated Financial Statements, on December 20, 2012, Legacy closed the purchase of certain oil and natural gas properties located primarily in the Permian Basin from COG Operating LLC and Concho Oil and Gas, LLC, wholly-owned subsidiaries of Concho Resources Inc. (the "COG 2012 Acquisition"). In conjunction with the transaction, Legacy issued 8% Senior Notes due 2020 (the "Senior Notes") and the borrowing base under the Credit Agreement was redetermined and increased to $800 million. This borrowing base was reaffirmed at $800 million on March 26, 2013. The borrowing base is subject to semi-annual redeterminations on or around April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. Legacy also has the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Under the Credit Agreement, interest on debt outstanding is charged based on Legacy's selection of a one-, two-, three- or six-month LIBOR rate plus 1.75% to 2.75%, or the alternate base rate ("ABR") which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or one-month LIBOR plus 1.00%, plus an applicable margin from 0.75% to 1.75% per annum, determined by the percentage of the borrowing base then in effect that is drawn.

The Credit Agreement permits Legacy to issue up to $500 million in aggregate principal amount of senior notes or new debt issued to refinance senior notes, subject to specified conditions in the Credit Agreement, which include that upon the issuance of such senior notes or new debt, the borrowing base will be reduced by an amount equal to (i) in the case of senior notes, 25% of the stated principal amount of the senior notes and (ii) in the case of new debt, 25% of the portion of the new debt that exceeds the original principal amount of the senior notes. As of May 7, 2013, Legacy had $300 million in aggregate principal amount of senior notes outstanding, leaving $200 million available for incremental new issuance subject to the provisions above.

As of March 31, 2013, Legacy had outstanding borrowings of $490 million at a weighted-average interest rate of 2.50% and approximately $309.9 million of availability remaining under the Credit Agreement. For the three-month period ended March 31, 2013, Legacy paid in cash $3.5 million of interest expense on the Credit Agreement. Legacy’s Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•	total debt as of the last day of the most recent quarter to EBITDA (as defined in the Credit Agreement) over the last four quarters of not more than 4.0 to 1.0; and

•
consolidated current assets, as of the last day of the most recent quarter and including the unused amount of the total commitments, to consolidated current liabilities as of the last day of the most recent quarter of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under Accounting Standards Codification ("ASC") 815, which includes the current portion of oil, natural gas and interest rate derivatives.

At March 31, 2013, Legacy was in compliance with all covenants of the Credit Agreement.

8% Senior Notes Due 2020

On December 4, 2012, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $300 million of our 8% Senior Notes due 2020. The Senior Notes were issued at 97.848% of par. Legacy received approximately $286.7 million of net cash proceeds, after deducting the discount to initial purchasers and offering expenses payable by Legacy. During the three months ended March 31, 2013, Legacy amortized $0.2 million of this discount.
Legacy will have the option to redeem the notes, in whole or in part, at any time on or after December 1, 2016, at the specified redemption prices set forth below together with any accrued and unpaid interest to the date of redemption if redeemed during the twelve-month period beginning on December 1 of the years indicated below.

Year	Percentage
2016	104.000%
2017	102.000%
2018	100.000%
Prior to December 1, 2016, Legacy may redeem all or any part of the notes at the “make-whole” redemption price as defined in the indenture. In addition, prior to December 1, 2015, Legacy may at its option, redeem up to 35% of the aggregate principal amount of the notes at the redemption price of 108% with the net proceeds of a public or private equity offering. Legacy may be required to offer to repurchase the Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Legacy's and Legacy Reserves Finance Corporation's obligations under the Senior Notes are guaranteed by its 100% owned subsidiaries Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc., which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of its, or any other guarantor's, other, debt; or (vii) upon merging into, or transferring all of its properties to Legacy or another guarantor and ceasing to exist. Refer to Note 11 - Subsidiary Guarantors for further details on Legacy's guarantors.
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
(3) Acquisitions

COG 2012 Acquisition

On December 20, 2012, Legacy purchased certain oil and natural gas properties located primarily in the Permian Basin from COG Operating LLC and Concho Oil and Gas LLC, both wholly-owned subsidiaries of Concho Resources Inc., for a net cash purchase price of $502.6 million. The purchase price was financed with net proceeds from Legacy’s November 2012 public offering of units and the Senior Notes. The effective date of this purchase was October 1, 2012. The operating results from these COG 2012 Acquisition properties have been included from the closing date of their acquisition on December 20, 2012.

The allocation of the purchase price to the fair value of the acquired assets and liabilities assumed was as follows (in thousands):

Proved oil and natural gas properties including related equipment	$495,897
Unproved properties	37,994
Total assets	533,891
Future abandonment costs	(31,274)
Fair value of net assets acquired	$502,617

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the COG 2012 Acquisition had occurred on January 1, 2011. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

Three Months Ended March 31,
2012
(In thousands)
Revenues	$134,162
Net income	$18,573
Income per unit — basic and diluted	$0.33
Units used in computing income per unit:
Basic	56,972
Diluted	57,018

The amounts of revenues and revenues in excess of direct operating expenses included in our consolidated statements of operations for the COG 2012 Acquisition are shown in the table that follows. Direct operating expenses include lease operating expenses and production and other taxes.

Three Months Ended March 31,
2013
(In thousands)
Revenues	$26,473
Excess of revenues over direct operating expenses	$17,053

(4)	Related Party Transactions

Cary D. Brown, Chairman, President and Chief Executive Officer of Legacy's general partner, and Kyle A. McGraw, Director, Executive Vice President and Chief Development Officer of Legacy's general partner, own partnership interests in entities which, in turn, own a combined non-controlling 4.16% interest as limited partners in the partnership which owns the building that Legacy occupies. Monthly rent is $57,170, without respect to property taxes, insurance and operating expenses. The lease expires in September 2015.

During the year ended December 31, 2012, Legacy acquired a 5% working interest in approximately 129,428 acres of prospective Cline Shale acreage from FireWheel Energy, LLC ("FireWheel"), the operator of the properties, for $7.2 million. During the three months ended March 31, 2013, Legacy acquired an additional 14,761 acres from Firewheel for $0.7 million. FireWheel is a private-equity funded oil and natural gas exploration company in which Alan Brown, son of Dale Brown, a director of Legacy, and brother of Cary D. Brown, is a principal. The interests acquired by Legacy were marketed to numerous industry participants and are governed by an industry standard Participation Agreement and Joint Operating Agreement.

(5)	Commitments and Contingencies

From time to time Legacy is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty Legacy is not currently a party to any proceeding that it believes could have a potential material adverse effect on its financial condition, results of operations or cash flows.

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

In its April 15, 2011 ruling (the "Original Opinion"), the Court of Appeals reversed the Trial Court Summary Judgment and rendered judgment that the PSA was void, as a matter of law, and that a void instrument is not subject to ratification. Further, while the Court of Appeals held that the incorporation of the PSA into the assignments for the transfer of the properties will not void the assignments, the assignments were not complete in and of themselves in the absence of the terms of the PSA. The Court of Appeals further remanded to the trial court any issues regarding the repayment of the funds advanced by Legacy Operating, as well as any issues regarding any consideration received by Legacy Operating from or related to the properties.

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

The Court of Appeals held that, as a matter of law, certain assignments which specifically incorporated the terms of the PSA providing for the purchase by Legacy Operating from Raven of various non-operated oil and natural gas properties and interests in the Permian Basin for $20.3 million, constituted valid, enforceable agreements binding upon Raven and Legacy Operating.

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

On March 15, 2012, the Court of Appeals granted the Legacy Motion for Rehearing, withdrew the Original Opinion and affirmed the trial court's take-nothing judgment against Raven. On April 27, 2012, Raven filed a petition for review with the Supreme Court of Texas, requesting that the Supreme Court reverse the Court of Appeals' judgment in every respect except its conclusion that forged documents are void and ineffective and render judgment that Raven was entitled to summary judgment, entitled to rescind the assignments and unwind the transaction. Alternatively, Raven requested that the Supreme Court reverse the Court of Appeals' judgment insofar as it grants Legacy's motion for partial summary judgment and remand the case to the trial court for further proceedings. On March 8, 2013, the Texas Supreme Court denied Raven's petition for review. On April 8, 2013, Raven filed a motion for rehearing with the Texas Supreme Court requesting that the Texas Supreme Court reconsider its decision.

While Legacy is encouraged by the Texas Supreme Court's decision on Raven's petition for review, Legacy cannot predict the Texas Supreme Court's action on Raven's motion for rehearing, or the eventual outcome of this matter. Legacy currently believes that any outcome, which may include no payment, the unwinding of the transaction (which Legacy expects would have an effect of less than $6 million) or a payment of approximately $6 million to Raven, will not have a material impact on its financial condition or ability to make cash distributions at expected levels, though it could have a material adverse effect on its net income (loss).

(6)	Fair Value Measurements

As defined in Financial Accounting Standards Board ("FASB") ASC 820-10, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013:

	Fair Value Measurements at March 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2013
	(In thousands)
LTIP liability (a)	$—	$(2,579)	$—	$(2,579)
Oil and natural gas swaps	—	(10,306)	3,075	(7,231)
Oil collars	—	—	15,739	15,739
Interest rate swaps	—	(8,101)	—	(8,101)
Total	$—	$(20,986)	$18,814	$(2,172)

(a)	See Note 10 for further discussion on unit-based compensation expenses and the related LTIP liability for certain grants accounted for under the liability method.

Legacy estimates the fair values of the swaps based on published forward commodity price curves for the underlying commodities as of the date of the estimate for those commodities for which published forward pricing is readily available. For those commodity derivatives for which forward commodity price curves are not readily available, Legacy estimates, with the assistance of third-party pricing experts, the forward curves as of the date of the estimate. Legacy estimates the option value of the contract floors and ceilings using an option pricing model which takes into account market volatility, market prices, contract parameters and discount rates based on published LIBOR rates and interest swap rates. Due to the lack of an active market for periods beyond one-month from the balance sheet date for our oil price differential swaps, Legacy has reviewed historical differential prices and known economic influences to estimate a reasonable forward curve of future pricing scenarios based upon these factors. Significant changes in the quoted forward prices for commodities and changes in market volatility generally lead to corresponding changes in the fair value measurement of our oil and natural gas derivative contracts. In order to estimate the fair value of our interest rate swaps, Legacy uses a yield curve based on money market rates and interest rate swaps, extrapolates a forecast of future interest rates, estimates each future cash flow, derives discount factors to value the fixed and floating rate cash flows of each swap, and then discounts to present value all known (fixed) and forecasted (floating) swap cash flows. Curve building and discounting techniques used to establish the theoretical market value of interest bearing securities are based on readily available money market rates and interest swap market data. The determination of the fair values above incorporates various factors including the impact of our non-performance risk and the credit standing of the counterparties involved in the Partnership’s derivative contracts. The risk of nonperformance by the majority of the Partnership’s counterparties is mitigated by the fact that such counterparties (or their affiliates) are also bank lenders under the Partnership’s revolving credit facility. In addition, Legacy routinely monitors the creditworthiness of its counterparties including those who are no longer lenders under the revolving credit facility. The factors described above are based on significant assumptions made by management, and therefore, these assumptions are the most sensitive to change.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Beginning balance	$29,966	$30,054
Total gains (losses)	(7,221)	48
Settlements, net	(3,931)	(4,454)
Ending balance	$18,814	$25,648
Change in unrealized losses included in earnings relating to derivatives still held as of March 31, 2013 and 2012	$(11,152)	$(4,406)

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

Assets measured at fair value during the three-month period ended March 31, 2013 include:

	Fair Value Measurements at March 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Impairment (a)	$—	$—	$1,944
Acquisitions (b)	$—	$—	$8,645
Total	$—	$—	$10,589

(a)
Legacy utilizes ASC 360-10-35 to periodically review oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. During the three-month period ended March 31, 2013, Legacy incurred impairment charges of $1.7 million as oil and natural gas properties with a net cost basis of $3.7 million were written down to their fair value of $1.9 million. In order to determine fair value, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

(b)
Legacy utilizes ASC 805-10 to identify and record the fair value of assets and liabilities acquired in a business combination. During the three-month period ended March 31, 2013, Legacy acquired oil and natural gas properties, inclusive of unproved acreage acquisitions, with a fair value of $8.6 million in 5 individually immaterial transactions. Properties acquired are recorded at fair value, which correlates to the discounted future net cash flow. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. For acquired unproved properties, the market-based weighted average cost of capital rate is subjected to additional project specific risking factors. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The carrying amount of the revolving long-term debt of $490 million as of March 31, 2013 approximates fair value because Legacy's current borrowing rate does not materially differ from market rates for similar bank borrowings. Legacy has classified the revolving long-term debt as a Level 2 item within the fair value hierarchy. The fair value of the Senior Notes was $312.0 million as of March 31, 2013. As this valuation is based on an unadjusted quoted price in an active market, the fair value is classified as a Level 1 item within the fair value hierarchy.

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

All of these price risk management transactions are considered derivative instruments and are accounted for in accordance with FASB Accounting Standards Codification 815, Disclosures About Derivative Instruments and Hedging Activities ("ASC 815"). These derivative instruments are intended to reduce Legacy’s price risk and may be considered hedges for economic purposes, but Legacy has chosen not to designate them as cash flow hedges for accounting purposes. Therefore, all derivative instruments are recorded on the balance sheet at fair value as of March 31, 2013 and December 31, 2012 with changes in fair value being recorded in earnings for the three months ended March 31, 2013 and 2012.

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

For the three months ended March 31, 2013 and 2012, Legacy recognized realized and unrealized gains and losses related to its oil and natural gas derivative transactions. The net losses from derivative activities were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Crude oil derivative contract settlements	$229	$(6,203)
Natural gas derivative contract settlements	2,406	4,150
Total commodity derivative contract settlements	2,635	(2,053)
Unrealized change in fair value - oil contracts	(7,725)	(23,278)
Unrealized change in fair value - natural gas contracts	(7,915)	2,242
Total unrealized change in fair value of commodity derivative contracts	(15,640)	(21,036)
Total realized and unrealized losses on commodity derivative contracts	$(13,005)	$(23,089)

As of March 31, 2013, Legacy had the following NYMEX West Texas Intermediate ("WTI") crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average
Calendar Year	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
April-December 2013	1,610,855	$91.00	$80.10	-	$106.23
2014	1,520,764	$91.54	$87.50	-	$103.75
2015	545,351	$91.98	$88.50	-	$100.20
2016	228,600	$87.94	$86.30	-	$99.85
2017	182,500	$84.75	$84.75

As of March 31, 2013, Legacy had the following Midland to Cushing crude oil differential swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

		Average
Calendar Year	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
April-December 2013	2,200,000	$(1.47)	$(1.25)	-	$(1.75)

As of March 31, 2013, Legacy had the following NYMEX WTI crude oil derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average	Average	Average
Calendar Year	Volumes (Bbls)	Short Put Price	Long Put Price	Short Call Price
April-December 2013	908,670	$66.13	$91.51	$107.36
2014	1,453,880	$65.54	$90.73	$110.65
2015	1,308,500	$64.67	$89.67	$112.21
2016	621,300	$63.37	$88.37	$106.40
2017	72,400	$60.00	$85.00	$104.20

As of March 31, 2013, Legacy had the following NYMEX West Texas Waha, ANR-OK and CIG-Rockies natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Price Range per MMBtu
April-December 2013	7,497,903	$4.28	$3.23	-	$6.89
2014	7,431,254	$4.34	$3.61	-	$6.47
2015	1,339,300	$5.65	$5.14	-	$5.82
2016	219,200	$5.30	$5.30

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

Legacy does not specifically designate these derivative transactions as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Interest rate swap settlements	$1,781	$1,692
Unrealized change in fair value - interest rate swaps	(1,445)	(287)
Total increase to interest expense, net	$336	$1,405

The table below summarizes the interest rate swap position as of March 31, 2013:

				Estimated Fair Market Value at
Notional Amount	Fixed Rate	Effective Date	Maturity Date	March 31, 2013
(Dollars in thousands)
$29,000	3.070%	10/16/2007	10/16/2015	$(1,957)
$13,000	3.112%	11/16/2007	11/16/2015	(917)
$12,000	3.131%	11/28/2007	11/28/2015	(854)
$60,000	2.650%	4/1/2008	4/1/2013	(130)
$50,000	3.100%	10/10/2008	10/10/2013	(788)
$50,000	0.710%	8/10/2011	8/10/2014	(77)
$50,000	2.295%	12/18/2008	12/18/2013	(661)
$50,000	0.702%	8/10/2011	8/10/2014	(72)
$50,000	2.500%	10/10/2008	10/10/2015	(2,645)
Total fair market value of interest rate derivatives				$(8,101)

(8)	Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the three months ended March 31, 2013 and year ended December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
Asset retirement obligation - beginning of period	$162,183	$120,274

Liabilities incurred with properties acquired	523	38,857
Liabilities incurred with properties drilled	—	878
Liabilities settled during the period	(365)	(2,412)
Liabilities associated with properties sold	(1,590)	—
Current period accretion	1,469	4,586
Asset retirement obligation - end of period	$162,220	$162,183

(9)	Earnings Per Unit

The following table sets forth the computation of basic and diluted net earnings per unit:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Income (loss) available to unitholders	$(6,705)	$7,389
Weighted average number of units outstanding	57,077	47,802
Effect of dilutive securities:
Restricted units	—	46
Weighted average units and potential units outstanding	57,077	47,848
Basic and diluted earnings (loss) per unit	$(0.12)	$0.15

For the three months ended March 31, 2013, 425,120 restricted units and phantom units were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect. For the three months ended March 31, 2012, 69,724 restricted units were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect.

(10)	Unit-Based Compensation

Long-Term Incentive Plan

On March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was implemented for its employees, consultants and directors, its affiliates and its general partner. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights ("UARs"). The LTIP permits the grant of awards covering an aggregate of 2,000,000 units. As of March 31, 2013, grants of awards net of forfeitures and, in the case of UARs and phantom units, historical exercises covering 1,489,502 units had been made, comprised of 266,014 unit option awards, 557,303 unit appreciation rights awards ("UARs"), 374,379 restricted unit awards, 198,143 phantom unit awards and 93,663 unit awards. The LTIP is administered by the compensation committee (the “Compensation Committee”) of the board of directors of Legacy’s general partner.

ASC 718 requires companies to measure the cost of employee services in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period of the award. However, ASC 718 stipulates that “if an entity that nominally has the choice of settling awards by issuing stock predominately settles in cash, or if the entity usually settles in cash whenever an employee asks for cash settlement, the entity is settling a substantive liability rather than repurchasing an equity instrument.” Due to Legacy's historical practice of settling unit options, UARs and phantom unit awards in cash, Legacy accounts for unit options, UARs and certain phantom unit awards by utilizing the liability method as described in ASC 718. The liability method requires companies to measure the cost of the employee services in exchange for a cash award based on the fair value of the underlying security at the end of each reporting period. Compensation cost is recognized based on the change in the liability between periods. However, during 2013, the Compensation Committee revised the executive compensation plan and amended certain historical phantom unit award agreements to eliminate the Compensation Committee's option of settling phantom unit awards for executive officers in cash. Due to the elimination of the cash settlement option, Legacy now accounts for executive phantom unit awards under the equity method as described in ASC 718. Legacy treated the amendment as a cancellation of the historical awards and a grant of new awards in the period, though the award amounts and vesting terms remained unchanged.

Unit Appreciation Rights and Unit Options

A unit appreciation right is a notional unit that entitles the holder, upon vesting, to receive cash valued at the difference between the closing price of units on the exercise date and the exercise price, as determined on the date of grant. Because these awards are settled in cash, Legacy is accounting for the UARs by utilizing the liability method.

During the year ended December 31, 2012, Legacy issued 82,400 UARs to employees which vest ratably over a three-year period and 60,336 UARs to employees which vest at the end of a three-year period. During the three-month period ended March 31, 2013, Legacy issued 49,250 UARs to employees which vest ratably over a three-year period. All UARs granted in 2012 and 2013 expire seven years from the grant date and are exercisable when they vest.

For the three-month periods ended March 31, 2013 and 2012, Legacy recorded $0.4 million and $0.4 million, respectively, of compensation expense due to the change in liability from December 31, 2012 and 2011, respectively, based on its use of the Black-Scholes model to estimate the March 31, 2013 and 2012 fair value of these UARs and unit options (see

Note 6). As of March 31, 2013, there was a total of approximately $1.2 million of unrecognized compensation costs related to the unexercised and non-vested portion of these UARs. At March 31, 2013, this cost was expected to be recognized over a weighted-average period of approximately 2.0 years. Compensation expense is based upon the fair value as of March 31, 2013 and is recognized as a percentage of the service period satisfied. Since Legacy's trading history does not yet match the term of the outstanding UAR and unit option awards, it has used an estimated volatility factor of approximately 41% based upon the historical trends of a representative group of publicly-traded companies in the energy industry and employed the Black-Scholes model to estimate the March 31, 2013 fair value to be realized as compensation cost based on the percentage of service period satisfied. Based on historical data, Legacy has assumed an estimated forfeiture rate of 4.6%. As required by ASC 718, Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.28 per unit.

A summary of UAR and unit option activity for the three months ended March 31, 2013 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	516,219	$24.71
Granted	49,250	25.08
Exercised	(3,500)	16.40
Forfeited	(4,666)	23.80
Outstanding at March 31, 2013	557,303	$24.80	4.5	$1,826,941

UARs and unit options exercisable at March 31, 2013	171,070	$21.01	2.9	$1,172,928

The following table summarizes the status of Legacy’s non-vested UARs since January 1, 2013:

	Non-Vested UARs
	Number of Units	Weighted-Average Exercise Price
Non-vested at January 1, 2013	347,650	$26.73
Granted	49,250	25.08
Vested	(7,667)	28.83
Forfeited	(3,000)	26.48
Non-vested at March 31, 2013	386,233	$26.48

Legacy has used a weighted-average risk-free interest rate of 0.6% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at March 31, 2013 whose terms are consistent with the expected life of the UARs and unit options. Expected life represents the period of time that UARs and unit options are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Three Months Ended
March 31, 2013
Expected life (years)	3.95
Risk free interest rate	0.6%
Annual distribution rate per unit	$2.28
Volatility	41%

Phantom Units

Legacy has also issued phantom units under the LTIP to both executive officers, as described below, and certain other employees. A phantom unit is a notional unit that entitles the holder, upon vesting, to receive, in the case of non-executive employees, cash valued at the closing price of units on the vesting date, or, at the discretion of the Compensation Committee, the same number of Partnership units. Because Legacy’s current intent is to settle these non-executive phantom unit awards in cash, Legacy is accounting for these phantom units by utilizing the liability method. As mentioned above, in the case of executive employees, the Compensation Committee revised the historical grants for all executive phantom units to eliminate any election for cash payment. As these awards can now only be settled in Partnership units, Legacy is accounting for these phantom units by utilizing the equity method as described in ASC 718.

On September 21, 2009, the board of directors of Legacy’s general partner, upon the recommendation of the Compensation Committee, implemented an equity-based incentive compensation policy applicable to the executive officers of Legacy. In addition to cash bonus awards, under the compensation plan, the executives are eligible for both subjective and objective grants of phantom units. The subjective, or service-based, grants may be awarded up to a maximum percentage of annual salary as determined by the Compensation Committee. Once granted, these phantom units vest ratably over a three-year period. The objective, or performance-based, grants may be awarded up to a maximum percentage of annual salary as determined by the Compensation Committee. However, the amount to vest each year for the three-year vesting period will be determined on each vesting date based on a three-step process, with the first two steps each comprising 50% of the total vesting amount while the third step is the sum of the first two steps. The first step in the process will be a function of Total Unitholder Return (“TUR”) for the Partnership and the percentage rank of the Legacy TUR among a peer group of upstream master limited partnerships, as determined by the Compensation Committee at the beginning of each year. In the second step, the Legacy TUR will be compared to the TUR of a group of master limited partnerships included in the Alerian MLP Index. The third step is the addition of the above two steps to determine the total performance-based awards to vest. Performance based phantom units subject to vesting which do not vest in a given year will be forfeited. With respect to both the subjective and objective units awarded under this compensation policy, distribution equivalent rights ("DERs") will accumulate and accrue based on the total number of actual amounts vested and will be payable at the date of vesting. However, due to the aforementioned revision for executive employees, accrued DERs paid at the date of vesting will be treated as distributions in the period paid rather than being recognized as compensation expense over the life of the award.

On February 1, 2012 and February 2, 2012, the Compensation Committee approved the award of 30,828 subjective, or service-based, phantom units and 57,189 objective, or performance based, phantom units to Legacy’s executive officers. On March 7, 2013, the Compensation Committee approved the award of 46,430 subjective, or service-based, phantom units and 76,723 objective, or performance based, phantom units to Legacy’s executive officers.

Compensation expense/(benefit) related to the phantom units and associated DERs was $(0.8) thousand and $0.8 million for the three months ended March 31, 2013 and 2012, respectively, due to the write-off of the previously recognized liability related to the executive phantom unit awards.

Restricted Units

During the year ended December 31, 2012, Legacy issued an aggregate of 173,645 restricted units to both non-executive employees and certain executives not previously covered under the executive compensation plan. The restricted units awarded vest ratably over a three-year period, ratably over a two-year period or cliff-vest at the end of a five year period, all beginning on the date of grant. During the three-month period ended March 31, 2013, Legacy issued an aggregate of 7,500 restricted units to non-executive employees. The restricted units awarded vest either ratably over a three or five-year period, all beginning on the date of grant. Compensation expense related to restricted units was $0.6 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was a total of $4.5 million of unrecognized compensation expense related to the unvested portion of these restricted units. At March 31, 2013, this cost was expected to be recognized over a weighted-average period of 3.2 years. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at March 31, 2013, do not include 235,977 units related to unvested restricted unit awards.

Board and Additional Executive Units

On May 9, 2012, Legacy granted and issued 3,509 units to each of its five non-employee directors and 2,500 units to an executive officer. The value of each unit was $28.34 at the time of issuance.

(11) Subsidiary Guarantors

On September 6, 2011, we filed a post-effective amendment to a registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to register the issuance and sale of, among other securities, our debt securities, which may be co-issued by Legacy Reserves Finance Corporation. The registration statement also registered guarantees of debt securities by Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc. The Partnership's Senior Notes were issued in a private offering on December 4, 2012 and are currently unregistered but we have agreed to register them by January 8, 2014 or be subject to certain penalties. The Senior Notes are guaranteed by our 100% owned subsidiaries Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc., which constitute all of our wholly-owned subsidiaries other than Legacy Reserves Finance Corporation, and certain other future subsidiaries (the “Guarantors”, together with any future 100% owned subsidiaries that guarantee the Partnership's Senior Notes, the “Subsidiaries”). The Subsidiaries are 100% owned by the Partnership and the guarantees by the Subsidiaries are full and unconditional, except for customary release provisions described in Note 2 - Long-Term Debt. The Partnership has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. The guarantees constitute joint and several obligations of the Guarantors.

(12) Subsequent Events

On April 22, 2013, Legacy’s board of directors approved a distribution of $0.575 per unit payable on May 15, 2013 to unitholders of record on May 2, 2013, representing an increase of $0.005 per unit over the last quarterly distribution.

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

The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and our expectations may not be realized or the forward-looking events and circumstances may not occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Legacy’s Annual Report on Form 10-K for the year ended December 31, 2012 in Item 1A under “Risk Factors.” The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per unit data)
Revenues:
Oil sales	$90,357	$76,137
Natural gas liquids sales	3,342	3,726
Natural gas sales	15,180	12,784
Total revenue	$108,879	$92,647
Expenses:
Oil and natural gas production	$32,385	$22,983
Ad valorem taxes	2,966	1,905
Total oil and natural gas production	$35,351	$24,888
Production and other taxes	$6,927	$5,217
General and administrative excluding LTIP	$5,295	$4,893
LTIP expense	986	1,557
Total general and administrative	$6,281	$6,450
Depletion, depreciation, amortization and accretion	$41,652	$22,839
Realized commodity derivative settlements:
Realized gains (losses) on oil derivatives	$229	$(6,203)
Realized gains on natural gas derivatives	$2,406	$4,150
Production:
Oil (MBbls)	1,114	788
Natural gas liquids (MGal)	2,893	3,490
Natural gas (MMcf)	3,546	2,658
Total (MBoe)	1,774	1,314
Average daily production (Boe/d)	19,711	14,440
Average sales price per unit (excluding derivatives):
Oil price (per Bbl)	$81.11	$96.62
Natural gas liquids price (per Gal)	$1.16	$1.07
Natural gas price (per Mcf)	$4.28	$4.81
Combined (per Boe)	$61.37	$70.51
Average sales price per unit (including realized derivative gains/losses):
Oil price (per Bbl)	$81.32	$88.75
Natural gas liquids price (per Gal)	$1.16	$1.07
Natural gas price (per Mcf)	$4.96	$6.37
Combined (per Boe)	$62.86	$68.95
NYMEX oil index prices per Bbl:
Beginning of period	$91.82	$98.83
End of period	$97.23	$103.02
NYMEX gas index prices per Mcf:
Beginning of period	$3.35	$2.99
End of period	$4.02	$2.13
Average unit costs per Boe:
Oil and natural gas production	$18.26	$17.49
Ad valorem taxes	$1.67	$1.45
Production and other taxes	$3.90	$3.97
General and administrative excluding LTIP	$2.98	$3.72
Total general and administrative	$3.54	$4.91
Depletion, depreciation, amortization and accretion	$23.48	$17.38

Results of Operations

Three-Month Period Ended March 31, 2013 Compared to Three-Month Period Ended March 31, 2012

Legacy’s revenues from the sale of oil were $90.4 million and $76.1 million for the three-month periods ended March 31, 2013 and 2012, respectively. Legacy’s revenues from the sale of NGLs were $3.3 million and $3.7 million for the three-month periods ended March 31, 2013 and 2012, respectively. Legacy’s revenues from the sale of natural gas were $15.2 million and $12.8 million for the three-month periods ended March 31, 2013 and 2012, respectively. The $14.2 million increase in oil revenues reflects the increase in oil production of 326 MBbls (41%) partially offset by a decrease in average realized price of $15.51 per Bbl (16%). The increase in production is due primarily to 271 MBbls of oil production related to Legacy’s purchase of oil and natural gas properties in the COG 2012 Acquisition, and, to a lesser extent, production from our acquisitions of additional oil and natural gas properties and our development activities during 2012. The decrease in average realized oil price was caused not only by a decrease in the average NYMEX West Texas Intermediate (“WTI") crude oil price (approximately 9%), but also by a significant increase (approximately $6.85 per barrel) in our crude oil differential, most notably an estimated increase in the Midland-to-Cushing/WTI differential (approximately $6.10 per barrel) during the three-month period ended March 31, 2013 compared to the same period during 2012. The $0.4 million decrease in NGL sales reflects a decrease in NGL production of approximately 597 MGals (17%) primarily due to plant and gathering downtime mostly in the Texas Panhandle, which was partially offset by an increase in average realized price of $0.09 per gallon (8%). The $2.4 million increase in natural gas revenues reflects an increase in our natural gas production volumes partially offset by a decrease in our realized natural gas prices. Our natural gas production increased by approximately 888 MMcf (33%) primarily due to our 2012 acquisitions, most notably our COG 2012 Acquisition (1,208 MMcf), as well as our development activities which were partially offset by plant downtime, line pressure and other gathering issues that impacted our natural gas production in both the Permian Basin and the Texas Panhandle. Average realized natural gas prices decreased by $0.53 per Mcf (11%) during the three months ended March 31, 2013 compared to the same period in 2012, as an increase in dry natural gas prices was more than offset by lower differentials due to the curtailment of NGL-rich natural gas production in the Permian Basin, as we primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content contained within those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin and for Legacy as a whole are higher than NYMEX Henry Hub natural gas prices due to this NGL content.

For the three-month period ended March 31, 2013, Legacy recorded $13.0 million of net losses on oil and natural gas derivatives comprised of realized gains of $2.6 million from net cash settlements of oil and natural gas derivative contracts and net unrealized losses of $15.6 million. Unrealized gains and losses represent a current period mark-to-market adjustment for commodity derivatives that will be settled in future periods. Legacy had realized gains of $0.2 million from net cash settlements of its oil derivatives during the three months ended March 31, 2013. In addition, Legacy had unrealized net losses of $7.7 million from oil derivatives primarily because oil futures prices increased while the Midland-to-Cushing oil differential decreased during the three-month period ended March 31, 2013. Due to these oil price and differential movements, the associated net asset related to our oil derivatives at March 31, 2013 decreased relative to the net asset balance as of December 31, 2012, resulting in the recording of the corresponding unrealized loss. Legacy also had realized gains of $2.4 million from net cash settlements of its natural gas derivatives during the three months ended March 31, 2013. In addition, Legacy had unrealized net losses from natural gas derivatives of $7.9 million because the NYMEX natural gas futures prices increased during the three-month period ended March 31, 2013. Due to this increase in natural gas prices during the quarter, the positive difference between the average contract prices of Legacy’s natural gas derivatives and NYMEX prices decreased. Accordingly, the net asset attributable to Legacy’s outstanding natural gas derivatives decreased resulting in the recording of the corresponding unrealized loss. For the three-month period ended March 31, 2012, Legacy recorded $23.1 million of net losses on oil and natural gas derivatives, comprised of realized losses of $2.1 million from net cash settlements of oil and natural gas derivative contracts and net unrealized losses of $21.0 million.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $32.4 million ($18.26 per Boe) for the three-month period ended March 31, 2013 from $23.0 million ($17.49 per Boe) for the three-month period ended March 31, 2012. Production expenses increased primarily due to $7.1 million of expenses related to properties acquired in the COG 2012 Acquisition, the acquisition of additional oil and natural gas properties in 2012 and, to a lesser extent, expenses associated with Legacy's development activities. Legacy’s ad valorem tax expense increased to $3.0 million ($1.67 per Boe) for the three-month period ended March 31, 2013 compared to $1.9 million ($1.45 per Boe) for the three-month period ended March 31, 2012, due to increased well counts from recent acquisitions, primarily the COG 2012 Acquisition.

Legacy’s production and other taxes were $6.9 million and $5.2 million for the three-month periods ended March 31, 2013 and 2012, respectively. Production and other taxes increased because of increased production volumes related to the COG

2012 Acquisition and other 2012 acquisitions, as production and other taxes as a percentage of revenue increased marginally during the three-month period ended March 31, 2013 compared to the same period in 2012.

Legacy’s general and administrative expenses were $6.3 million and $6.5 million for the three-month periods ended March 31, 2013 and 2012, respectively. General and administrative expenses decreased $0.2 million primarily due to a $0.6 million decrease in unit-based compensation.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $41.7 million and $22.8 million for the three-month periods ended March 31, 2013 and 2012, respectively. DD&A increased primarily due to approximately $16.3 million of depletion expense related to the properties acquired in the COG 2012 Acquistion.

Impairment expense was $1.7 million and $1.3 million for the three-month periods ended March 31, 2013 and 2012, respectively. In the three-month period ended March 31, 2013, Legacy recognized $1.7 million of impairment expense on nine separate producing fields primarily related to higher realized oil and natural gas differentials at March 31, 2013 compared to December 31, 2012, which reduced the future expected cash flows. Impairment expense for the period ended March 31, 2012, was related to declining natural gas prices during the period.

Legacy recorded interest expense of $10.7 million and $4.3 million for the three-month periods ended March 31, 2013 and 2012, respectively. Interest expense increased approximately $6.4 million primarily due to $6.0 million of interest expense related to the Senior Notes issued in December of 2012 to finance a portion of our COG 2012 Acquisition.

Non-GAAP Financial Measure

For the three months ended March 31, 2013 and 2012, respectively, Adjusted EBITDA (as defined below) increased 16% to $64.4 million from $55.6 million primarily due to increased production from the COG 2012 Acquisition and other 2012 acquisitions as well as increased realized commodity derivative settlement receipts of approximately $4.7 million. These factors were partially offset by lower commodity prices as well as higher production expenses, ad valorem taxes and production and other taxes.

Legacy's management uses Adjusted EBITDA as a tool to provide additional information and metrics relative to the performance of Legacy’s business. Legacy’s management believes that Adjusted EBITDA is useful to investors because this measure is used by many companies in the industry as a measure of operating and financial performance and is commonly employed by financial analysts and others to evaluate the operating and financial performance of the Partnership from period to period and to compare it with the performance of other publicly traded partnerships within the industry. Adjusted EBITDA may not be comparable to a similarly titled measure of other publicly traded limited partnerships or limited liability companies because all companies may not calculate Adjusted EBITDA in the same manner.

The following presents a reconciliation of “Adjusted EBITDA,” which is a non-GAAP measure, to its nearest comparable GAAP measure. Adjusted EBITDA should not be considered as an alternative to GAAP measures, such as net income, operating income, cash flow from operating activities, or any other GAAP measure of financial performance.

Adjusted EBITDA is defined as net income (loss) plus:

•	Interest expense;

•	Income taxes;

•	Depletion, depreciation, amortization and accretion;

•	Impairment of long-lived assets;

•	(Gain) loss on sale of partnership investment;

•	(Gain) loss on disposal of assets;

•	Equity in (income) loss of equity method investees;

•	Unit-based compensation expense (benefit) related to LTIP unit awards accounted for under the equity or liability methods;

•	Minimum payments earned in excess of overriding royalty interest; and

•	Unrealized (gains) losses on oil and natural gas derivatives.

The following table presents a reconciliation of Legacy’s consolidated net income (loss) to Adjusted EBITDA for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Net income (loss)	$(6,705)	$7,389
Plus:
Interest expense	10,692	4,336
Income tax expense	211	211
Depletion, depreciation, amortization and accretion	41,652	22,839
Impairment of long-lived assets	1,743	1,301
Gain on disposal of assets	(219)	(3,011)
Equity in income of equity method investees	(44)	(26)
Unit-based compensation expense	986	1,557
Minimum payments earned in excess of overriding royalty interest(a)	400	—
Unrealized losses on oil and natural gas derivatives	15,640	21,036
Adjusted EBITDA	$64,356	$55,632
____________________

(a)	Minimum payments earned in excess of overriding royalties earned under a contractual agreement expiring December 31, 2019.

Capital Resources and Liquidity

Legacy’s primary sources of capital and liquidity have been cash flow from operations, the issuance of additional units, the issuance of notes, bank borrowings or a combination thereof. To date, Legacy’s primary uses of capital have been for acquisitions, development of oil and natural gas properties and repayment of bank borrowings.

We continually monitor the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in maintaining and growing reserves and production will be highly dependent on capital resources available to us and our success in acquiring and developing additional reserves. If we were to make significant additional acquisitions for cash, we would need to borrow additional amounts under our credit facility, if available, or obtain additional debt or equity financing. Further, our revolving credit facility and our Senior Notes impose specific restrictions on our ability to obtain additional debt financing. Please see “Financing Activities.” Based upon current oil and natural gas price expectations and our extensive commodity derivatives positions for the year ending December 31, 2013, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our credit facility will provide us sufficient working capital to meet our currently planned capital expenditures and future cash distributions at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt, and any other factors the board of directors of our general partner may consider.

The amounts available for borrowing under our credit facility are subject to a borrowing base, which is currently set at $800 million. As of May 7, 2013, we had $324.9 million available for borrowing under our revolving credit facility. Based on their commodity price expectations, our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled on or around October 2013. Please see “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

Legacy’s net cash provided by operating activities was $55.5 million and $44.8 million for the three-month periods ended March 31, 2013 and 2012, respectively. The 2013 period was favorably impacted by higher production volumes primarily related to the COG 2012 Acquisition, partially offset by lower realized commodity prices and higher expenses. In addition, the net cash amounts for 2013 and 2012 do not include cash settlements received/(paid) of $2.6 million and $(2.1) million, respectively, from our commodity derivative transactions.

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

Investing Activities

Legacy’s cash capital expenditures were $28.7 million for the three-month period ended March 31, 2013. The total includes $8.6 million for the acquisition of oil and natural gas properties in 5 individually immaterial acquisitions, $19.7 million for development projects and $0.3 million of exploratory capital expenditures. Legacy’s cash capital expenditures were $20.1 million for the three-month period ended March 31, 2012. The total includes $7.9 million for the acquisition of oil and natural gas properties in two individually immaterial acquisitions and $12.2 million for development projects.

Our capital expenditure budget, which predominantly consists of drilling, re-completion and capital workover projects, is currently $90.0 million for the year ending December 31, 2013, of which $20.0 million has been expended during the three-months ended March 31, 2013. Our remaining borrowing capacity under our revolving credit facility is $324.9 million as of May 7, 2013. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods or accelerate projects planned for future periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner. Based upon current oil and natural gas price expectations for the year ending December 31, 2013, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our remaining planned capital expenditures of $70.0 million. Future cash distributions will be at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt and any other factors the board of directors of our general partner may consider. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. Currently, we use derivatives to offset price volatility on NYMEX oil and natural gas prices, which do not include the additional net discount to NYMEX WTI that we typically experience in the Permian Basin. For the three-month periods ended March 31, 2013 and 2012 we had favorable cash settlements of $2.6 million and unfavorable cash settlements of $2.1 million, respectively, related to our commodity derivatives. At March 31, 2013, we had in place oil and natural gas derivatives covering significant portions of our estimated 2013 through 2017 oil, NGL and natural gas production. As of May 7, 2013, we have derivative contracts covering approximately 72% of our remaining expected oil, NGL and natural gas production for 2013, 68% for 2014 and 19% of our currently expected oil and natural gas production for 2015 through December 2017.

By reducing the cash flow effects of price volatility from a significant portion of our oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow from operations for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy institutions deemed by management as competent and competitive market makers. In addition, all of our current counterparties are current or former lenders under our revolving credit facility, which allows us to avoid margin calls. However, we cannot be assured that all of our counterparties will meet their obligations under our derivative contracts. Due to this uncertainty, we routinely monitor the creditworthiness of our counterparties.

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of May 7, 2013, covering the period from April 1, 2013 through December 31, 2017. We use derivatives, including swaps, collars and 3-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are settled based upon the monthly average closing price of the front-month NYMEX WTI oil contract price at Cushing, Oklahoma, and published West Texas Waha, Rocky Mountain CIG and ANR-Oklahoma prices of natural gas with settlements occuring on the fifth day of the production month.

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
April-December 2013	1,610,855	$91.00	$80.10	-	$106.23
2014	1,520,764	$91.54	$87.50	-	$103.75
2015	545,351	$91.98	$88.50	-	$100.20
2016	228,600	$87.94	$86.30	-	$99.85
2017	182,500	$84.75	$84.75

Calendar Year	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
April-December 2013	7,657,903	$4.28	$3.23	-	$6.89
2014	8,271,254	$4.32	$3.61	-	$6.47
2015	1,339,300	$5.65	$5.14	-	$5.82
2016	219,200	$5.30	$5.30

We have entered into regional crude oil differential swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) less a fixed-price differential. As noted above, we receive a discount to the NYMEX WTI crude oil price at the point of sale. Due to recent refinery downtimes and limited takeaway capacity that has impacted the Permian Basin, the difference between the WTI-ARGUS (Midland) price, which is the price we receive on almost all of our Permian crude oil production, and the WTI-ARGUS (Cushing) price has reached historic highs. We entered into these differential swaps to negate a portion of this volatility. The following table summarizes the oil differential swap contracts currently in place as of May 7, 2013, covering the period from April 1, 2013 through December 31, 2013:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
April-December 2013	2,200,000	$(1.47)	$(1.25)	-	$(1.75)

We have also entered into multiple NYMEX WTI crude oil derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. The following table summarizes the three-way oil collar contracts currently in place as of May 7, 2013, covering the period from April 1, 2013 through December 31, 2017:

		Average	Average	Average
Calendar Year	Volumes (Bbls)	Short Put Price	Long Put Price	Short Call Price
April-December 2013	908,670	$66.13	$91.51	$107.36
2014	1,453,880	$65.54	$90.73	$110.65
2015	1,308,500	$64.67	$89.67	$112.21
2016	621,300	$63.37	$88.37	$106.40
2017	72,400	$60.00	$85.00	$104.20

Financing Activities

Legacy’s net cash used in financing activities was $30.7 million for the three months ended March 31, 2013, compared to net cash used of $30.6 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, total net borrowings under our revolving credit facility were $2.0 million. The borrowings under the credit facility were used to finance our acquisition and development activities. Additionally, Legacy had cash outflow during the three months ended March 31, 2013 in the amount of $32.6 million for distributions to unitholders which was funded from cash flow from operations. Cash provided by financing activities during the three months ended March 31, 2012, included $4.0 million in net repayments under our revolving credit facility and $26.4 million for distributions to unitholders.

8% Senior Notes Due 2020

On December 4, 2012, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $300 million of our 8% Senior Notes due 2020. The Senior Notes were issued at 97.848% of par. Legacy received approximately $286.7 million of net cash proceeds, after deducting the discount to initial purchasers and offering expenses payable by Legacy. Legacy used the net proceeds from this offering to fund a portion of the consideration paid for the COG 2012 Acquisition, as further described in Note 3 to the Notes to the Condensed Consolidated Financial Statements. During the three months ended March 31, 2013, we amortized $0.2 million of this discount.

We will have the option to redeem the notes, in whole or in part, at any time on or after December 1, 2016, at the specified redemption prices set forth below together with any accrued and unpaid interest to the date of redemption, if redeemed during the twelve-month period beginning on December 1 of the years indicated below.

Year	Percentage
2016	104.000%
2017	102.000%
2018	100.000%
Prior to December 1, 2016, we may redeem all or any part of the notes at the “make-whole” redemption price. In addition, prior to December 1, 2015, we may at our option, redeem up to 35% of the aggregate principal amount of the notes at the redemption price of 108% with the net proceeds of a public or private equity offering. We may be required to offer to repurchase the Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Our and Legacy Reserves Finance Corporation's obligations under the Senior Notes are guaranteed by our 100% owned subsidiaries Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of our, or any other guarantor's, other debt; or (vii) upon merging into, or transferring all of its properties to us or another guarantor and ceasing to exist. Refer to Note 11 - Subsidiary Guarantors in the Notes to the Condensed Consolidated Financial Statements for further details on our guarantors.
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

Our Revolving Credit Facility

Credit Agreement

On March 10, 2011, we entered into an amended and restated five-year, $1 billion secured revolving credit facility with BNP Paribas as administrative agent (the "Credit Agreement"). In conjunction with BNP Paribas' sale of its energy lending practice to Wells Fargo Bank, National Association ("Wells Fargo"), Wells Fargo is now the administrative agent under the

Credit Agreement effective April 20, 2012. Our obligations under the Credit Agreement are secured by mortgages on 80% of our oil and natural gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. Borrowings under the Credit Agreement mature on March 10, 2016. The amount available for borrowing at any one time is limited to the borrowing base, which is currently set at $800 million with a $2 million sub-limit for letters of credit. The borrowing base is subject to semi-annual redeterminations on or about April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. We also have the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility, so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral. Legacy may at any time issue up to $500 million in aggregate principal amount of senior notes or new debt whose proceeds are used to refinance such senior notes, subject to specified conditions in the Credit Agreement, which include that upon the issuance of such senior notes or new debt, the borrowing base shall be reduced by an amount equal to (i) in the case of senior notes, 25% of the stated principal amount of the senior notes and (ii) in the case of new debt, 25% of the portion of the new debt that exceeds the principal amount of the senior notes. After the issuance of the Senior Notes, we have $200 million of incremental capacity to issue additional senior notes or new debt that remains subject to these provisions. Also, notwithstanding that a lender (or its affiliate) is no longer a party to the Credit Agreement, any lender (or its affiliate) which has entered into any hedging arrangement with us while a party to the Credit Agreement will continue to have our obligations under such hedging arrangement secured on a ratable and pari passu basis by the collateral securing our obligations under the Credit Agreement, the related loan documents and our hedging arrangements.

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

We pay a commitment fee equal to 0.50% per annum on the average daily amount of the unused amount of the commitments under the Credit Agreement, payable quarterly.

Interest is generally payable quarterly for ABR loans and on the last day of the applicable interest period for any Eurodollar loans.

Our Credit Agreement also contains various covenants that limit our ability to:

•	incur indebtedness;

•	enter into certain leases;

•	grant certain liens;

•	enter into certain derivatives;

•	make certain loans, acquisitions, capital expenditures and investments;

•	make distributions other than from available cash;

•	merge, consolidate or allow any material change in the character of our business; or

•	engage in certain asset dispositions, including a sale of all or substantially all of our assets.

Our Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•	total debt as of the last day of the most recent quarter to EBITDA (as defined in the Credit Agreement) over the last four quarters of not more than 4.0 to 1.0; and

•
consolidated current assets, as of the last day of the most recent quarter and including the unused amount of the total commitments, to consolidated current liabilities as of the last day of the most recent quarter of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under ASC 815, which includes the current portion of oil, natural gas derivatives and interest rate swaps.

If an event of default exists under our Credit Agreement, the lenders will be able to accelerate the maturity of the Credit Agreement and exercise other rights and remedies. Each of the following would be an event of default:

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

As of March 31, 2013, Legacy was in compliance with all covenants of the revolving credit facility.

Legacy periodically enters into interest rate swap transactions to mitigate the volatility of interest rates. As of March 31, 2013, Legacy had interest rate swaps on notional amounts of $364 million with a weighted-average fixed rate of 2.17%. These swaps mature between April 2013 and November 2015.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to select and apply accounting policies that best provide the framework to report our results of operations and financial position. The selection and application of those policies requires management to make difficult subjective or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

As of March 31, 2013, our critical accounting policies were consistent with those discussed in our Annual Report on Form 10-K for the period ended December 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserves, the fair value of assets and liabilities acquired in business combinations, valuation of derivatives, future cash flows from oil and natural gas properties, depreciation, depletion and amortization, asset retirement obligations and accrued revenues. Actual results could differ from these estimates.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the market prices applicable to our natural gas production and the prevailing price for crude oil and NGLs. Pricing for oil, NGLs and natural gas has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, such as the strength of the global economy.

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

As of March 31, 2013, the fair market value of Legacy’s commodity derivative positions was a net asset of $8.5 million based on NYMEX futures prices from April 2013 to December 2017 for both oil and natural gas. As of December 31, 2012, the fair market value of Legacy’s commodity derivative positions was a net asset of $24.1 million based on NYMEX futures prices from January 2013 to December 2017 for both oil and natural gas. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from April 2013 through December 2017, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investing Activities.”

Interest Rate Risks

At March 31, 2013, Legacy had debt outstanding under its revolving credit facility of $490 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy under its revolving credit facility for the three-month period ended March 31, 2013 was 2.9%. A 1% increase in LIBOR on Legacy outstanding debt under its revolving credit facility as of March 31, 2013 would result in an estimated $1.26 million increase in annual interest expense as Legacy has entered into interest rate swaps with a weighted-average fixed rate of 2.17% to mitigate the volatility of interest rates on notional amounts of $364 million of floating rate debt.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, except as discussed in Note 5 to the Condensed Consolidated Financial Statements, we are not currently a party to any material legal proceedings. In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

Item 1A.  Risk Factors.

In addition to the information set forth in this report, you should carefully consider the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.  The risks described in these reports are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 11, 2013 we issued 152,900 units as consideration to a private seller for interests in an equity method investee. The issuance of these units were exempt from registration under Section 4(2) of the Securities Act because the issuance did not involve a public offering.

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

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

May 8, 2013	By:	/s/ James Daniel Westcott
James Daniel Westcott
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)