Form 10-Q
period 2013-09-30
LEGACY RESERVES LP
filed 2013-11-06
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 1-33249

Legacy Reserves LP
(Exact name of registrant as specified in its charter)

Delaware	16-1751069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 W. Wall, Suite 1800 Midland, Texas	79701
(Address of principal executive offices)	(Zip code)

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

57,513,535 units representing limited partner interests in the registrant were outstanding as of November 5, 2013.

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

Proved developed non-producing reserves or PDNPs.  Proved oil and natural gas reserves that are developed behind pipe, shut-in or that can be recovered through improved recovery only after the necessary equipment has been installed, or when the costs to do so are relatively minor. Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate but which have not started producing, (2) wells that were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind-pipe reserves are expected to be recovered from zones in existing wells that will require additional completion work or future re-completion prior to the start of production.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30, 2013	December 31, 2012
	(In thousands)
Current assets:
Cash and cash equivalents	$4,053	$3,509
Accounts receivable, net:
Oil and natural gas	54,039	37,547
Joint interest owners	14,546	27,851
Other	435	551
Fair value of derivatives (Notes 6 and 7)	2,765	15,158
Prepaid expenses and other current assets	4,335	3,294
Total current assets	80,173	87,910
Oil and natural gas properties, at cost:
Proved oil and natural gas properties using the successful efforts method of accounting	2,220,213	2,078,961
Unproved properties	70,849	65,968
Accumulated depletion, depreciation, amortization and impairment	(696,391)	(573,003)
	1,594,671	1,571,926
Other property and equipment, net of accumulated depreciation and amortization of $5,622 and $4,618, respectively	3,688	2,646
Deposits on pending acquisitions	902	—
Operating rights, net of amortization of $3,901 and $3,531, respectively	3,116	3,486
Fair value of derivatives (Notes 6 and 7)	19,211	15,834
Other assets, net of amortization of $9,529 and $7,909, respectively	18,499	7,804
Investments in equity method investees	4,122	393
Total assets	$1,724,382	$1,689,999

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND UNITHOLDERS' EQUITY
	September 30, 2013	December 31, 2012
	(In thousands)
Current liabilities:
Accounts payable	$6,058	$1,822
Accrued oil and natural gas liabilities (Note 1)	73,182	50,162
Fair value of derivatives (Notes 6 and 7)	14,124	10,801
Asset retirement obligation (Note 8)	2,338	29,501
Other (Note 10)	19,076	11,437
Total current liabilities	114,778	103,723
Long-term debt (Note 2)	844,307	775,838
Asset retirement obligation (Note 8)	170,768	132,682
Fair value of derivatives (Notes 6 and 7)	2,827	5,590
Other long-term liabilities	1,780	1,886
Total liabilities	1,134,460	1,019,719
Commitments and contingencies (Note 5)
Unitholders' equity:
Limited partners' equity - 57,279,449 and 57,038,942 units issued and outstanding at September 30, 2013 and December 31, 2012, respectively	589,833	670,183
General partner's equity (approximately 0.03%)	89	97
Total unitholders' equity	589,922	670,280
Total liabilities and unitholders' equity	$1,724,382	$1,689,999
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per unit data)
Revenues:
Oil sales	$116,396	$70,173	$304,606	$212,097
Natural gas liquids (NGL) sales	3,686	3,492	10,188	10,742
Natural gas sales	16,101	10,531	48,654	33,166
Total revenues	136,183	84,196	363,448	256,005

Expenses:
Oil and natural gas production	39,701	30,728	112,236	82,023
Production and other taxes	8,385	5,137	22,083	15,040
General and administrative	7,933	6,993	21,279	18,604
Depletion, depreciation, amortization and accretion	37,717	24,833	118,482	73,042
Impairment of long-lived assets	835	7,277	23,352	22,556
(Gain) loss on disposal of assets	758	260	493	(3,064)
Total expenses	95,329	75,228	297,925	208,201

Operating income	40,854	8,968	65,523	47,804

Other income (expense):
Interest income	227	3	568	11
Interest expense (Notes 2, 6 and 7)	(14,206)	(5,285)	(36,104)	(14,256)
Equity in income of equity method investees	172	30	357	87
Net gains (losses) on commodity derivatives (Notes 6 and 7)	(30,424)	(27,177)	(18,098)	34,084
Other	(16)	(51)	(11)	(87)
Income (loss) before income taxes	(3,393)	(23,512)	12,235	67,643
Income tax expense	(29)	(54)	(608)	(878)
Net income (loss)	$(3,422)	$(23,566)	$11,627	$66,765

Income (loss) per unit - basic and diluted (Note 9)	$(0.06)	$(0.49)	$0.20	$1.40
Weighted average number of units used in computing net income (loss) per unit -
Basic	57,275	47,869	57,200	47,840
Diluted	57,275	47,869	57,295	47,840

 See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF UNITHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

	Number of Limited Partner Units	Limited Partner	General Partner	Total Unitholders' Equity
	(In thousands)
Balance, December 31, 2012	57,039	$670,183	$97	$670,280
Units issued to Legacy Board of Directors for services	18	509	—	509
Unit-based compensation	—	2,549	—	2,549
Vesting of restricted units	69	—	—	—
Offering costs associated with the issuance of units	—	(10)	—	(10)
Units issued in exchange for invesment in equity method investee	153	4,001	—	4,001
Redemption of investment	—	—	(12)	(12)
Distributions to unitholders, $1.725 per unit	—	(99,022)	—	(99,022)
Net income	—	11,623	4	11,627
Balance, September 30, 2013	57,279	$589,833	$89	$589,922

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$11,627	$66,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	118,482	73,042
Amortization of debt discount and issuance costs	2,826	1,143
Impairment of long-lived assets	23,352	22,556
(Gains) losses on derivatives	14,241	(35,141)
Equity in income of equity method investees	(357)	(87)
Unit-based compensation	1,978	333
(Gain) loss on disposal of assets	493	(3,064)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, oil and natural gas	(16,492)	328
(Increase) decrease in accounts receivable, joint interest owners	13,305	(3,023)
(Increase) decrease in accounts receivable, other	116	(190)
Increase in other assets	(315)	(619)
Increase in accounts payable	4,236	2,938
Increase in accrued oil and natural gas liabilities	23,020	6,911
Increase (decrease) in other liabilities	4,989	(2,453)
Total adjustments	189,874	62,674
Net cash provided by operating activities	201,501	129,439
Cash flows from investing activities:
Investment in oil and natural gas properties	(160,836)	(164,322)
Increase in deposits on pending acquisitions	(902)	(930)
Proceeds from (payments related to) sale of assets	(173)	9,102
Investment in other equipment	(2,046)	(1,014)
Goodwill	—	(7,770)
Net cash settlements on commodity derivatives	(4,666)	2,018
Distribution from equity method investee	631	—
Net cash used in investing activities	(167,992)	(162,916)
Cash flows from financing activities:
Proceeds from long-term debt	664,263	335,000
Payments of long-term debt	(597,000)	(220,000)
Payments of debt issuance costs	(1,184)	(462)
Offering costs associated with the issuance of units	(10)	(2)
Distributions to unitholders	(99,022)	(79,844)
Redemption of investment	(12)	—
Net cash provided by (used in) financing activities	(32,965)	34,692
Net increase in cash and cash equivalents	544	1,215
Cash and cash equivalents, beginning of period	3,509	3,151
Cash and cash equivalents, end of period	$4,053	$4,366

Non-cash investing and financing activities:

Asset retirement obligations associated with property acquisitions	$9,853	$6,036
Asset retirement obligations with properties sold	1,590	—
Units issued in exchange for equity method investee	$4,001	$—
Note receivable received in exchange for the sale of oil and natural gas properties	$11,857
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

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

(b)	Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(In thousands)
Revenue payable to joint interest owners	$24,996	$24,903
Accrued lease operating expense	12,334	8,507
Accrued capital expenditures	9,672	5,213
Accrued ad valorem tax	13,677	4,806
Other	12,503	6,733
	$73,182	$50,162

(2)	Long-Term Debt

Long-term debt consists of the following as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(In thousands)
Credit Facility due 2016	$314,000	$488,000
8% Senior Notes due 2020	300,000	300,000
6.625% Senior Notes due 2021	250,000	—
	864,000	788,000
Unamortized discount on Senior Notes	(19,693)	(12,162)
Total Long-Term Debt	$844,307	$775,838

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

The Credit Agreement permits Legacy to issue up to $750 million in aggregate principal amount of senior notes or new debt issued to refinance senior notes, subject to specified conditions in the Credit Agreement, which include that upon the issuance of such senior notes or new debt, the borrowing base will be reduced by an amount equal to (i) in the case of senior notes, 25% of the stated principal amount of the senior notes and (ii) in the case of new debt, 25% of the portion of the new debt that exceeds the original principal amount of the senior notes. As of November 5, 2013, Legacy had $550 million in aggregate principal amount of senior notes outstanding, leaving $200 million available for incremental new issuance subject to the provisions above.

As of September 30, 2013, Legacy had outstanding borrowings of $314 million at a weighted-average interest rate of 2.21% and approximately $423.4 million of availability remaining under the Credit Agreement. For the nine-month period ended September 30, 2013, Legacy paid in cash $9.1 million of interest expense on the Credit Agreement. Legacy’s Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

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

At September 30, 2013, Legacy was in compliance with all covenants of the Credit Agreement.

8% Senior Notes Due 2020

On December 4, 2012, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $300 million of our 8% Senior Notes due 2020 (the "2020 Senior Notes"). The 2020 Senior Notes were issued at 97.848% of par. Legacy received approximately $286.7 million of net cash proceeds, after deducting the discount to initial purchasers and offering expenses payable by Legacy. During the nine months ended September 30, 2013, Legacy amortized $1.0 million of this discount.
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
Prior to December 1, 2016, Legacy may redeem all or any part of the 2020 Senior Notes at the “make-whole” redemption price as defined in the indenture. In addition, prior to December 1, 2015, Legacy may at its option, redeem up to 35% of the aggregate principal amount of the 2020 Senior Notes at the redemption price of 108% with the net proceeds of a public or private equity offering. Legacy may be required to offer to repurchase the 2020 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Legacy's and Legacy Reserves Finance Corporation's obligations under the 2020 Senior Notes are guaranteed by its 100% owned subsidiaries Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc., which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of its, or any other guarantor's, other, debt; or (vii) upon merging into, or transferring all of its properties to Legacy or another guarantor and ceasing to exist. Refer to Note 11 - Subsidiary Guarantors for further details on Legacy's guarantors.
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
6.625% Senior Notes Due 2021

On May 28, 2013, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $250 million of our 6.625% Senior Notes due 2021 (the "2021 Senior Notes"). The 2021 Senior Notes were issued at 98.405% of par. Legacy received approximately $240.7 million of net cash proceeds, after deducting the discount to initial purchasers and offering expenses payable by Legacy. During the nine months ended September 30, 2013, Legacy amortized $0.2 million of this discount.
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
Prior to June 1, 2017, Legacy may redeem all or any part of the 2021 Senior Notes at the “make-whole” redemption price as defined in the indenture. In addition, prior to June 1, 2016, Legacy may at its option, redeem up to 35% of the aggregate principal amount of the 2021 Senior Notes at the redemption price of 106.625% with the net proceeds of a public or private equity offering. Legacy may be required to offer to repurchase the 2021 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Legacy's and Legacy Reserves Finance Corporation's obligations under the 2021 Senior Notes are guaranteed by its 100% owned subsidiaries Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc., which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of its, or any other guarantor's, other, debt; or (vii) upon merging into, or transferring all of its properties to Legacy or another guarantor and ceasing to exist. Refer to Note 11 - Subsidiary Guarantors for further details on Legacy's guarantors.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
	(In thousands)
Revenues	$115,819	$369,601
Net income (loss)	$(18,475)	$87,883
Income (loss) per unit — basic and diluted	$(0.32)	$1.54
Units used in computing income per unit:
Basic and Diluted	57,039	57,010

The amounts of revenues and revenues in excess of direct operating expenses included in our consolidated statements of operations for the COG 2012 Acquisition are shown in the table that follows. Direct operating expenses include lease operating expenses and production and other taxes.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
	(In thousands)
Revenues	$30,683	$86,548
Excess of revenues over direct operating expenses	$21,633	$59,128

(4)	Related Party Transactions

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

During the year ended December 31, 2012, Legacy acquired a 5% working interest in approximately 129,428 acres of prospective Cline Shale acreage from FireWheel Energy, LLC ("FireWheel"), the operator of the properties, for $7.2 million. During the nine months ended September 30, 2013, Legacy acquired an additional 24,510 acres from Firewheel for $1.2 million. FireWheel is a private-equity funded oil and natural gas exploration company in which Alan Brown, son of Dale Brown, a director of Legacy, and brother of Cary D. Brown, is a principal. The interests acquired by Legacy were marketed to numerous industry participants and are governed by an industry standard Participation Agreement and Joint Operating Agreement.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013:

	Fair Value Measurements at September 30, 2013 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2013
	(In thousands)
LTIP liability (a)	$—	$(2,085)	$—	$(2,085)
Oil and natural gas swaps	—	(12,360)	8,597	(3,763)
Oil collars	—	—	14,478	14,478
Interest rate swaps	—	(5,690)	—	(5,690)
Total	$—	$(20,135)	$23,075	$2,940

(a)	See Note 10 for further discussion on unit-based compensation expenses and the related LTIP liability for certain grants accounted for under the liability method.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Beginning balance	$32,386	$41,851	$29,966	$30,054
Total gains (losses)	(8,788)	(8,111)	(2,475)	13,260
Settlements, net	(523)	(5,224)	(4,416)	(14,798)
Ending balance	$23,075	$28,516	$23,075	$28,516
Losses included in earnings relating to derivatives still held as of September 30, 2013 and 2012	$(9,311)	$(13,335)	$(6,891)	$(1,538)

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

Assets measured at fair value during the nine-month period ended September 30, 2013 include:

	Fair Value Measurements at September 30, 2013 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Impairment (a)	$—	$—	$27,553
Acquisitions (b)	$—	$—	$95,369
Total	$—	$—	$122,922

(a)
Legacy utilizes ASC 360-10-35 to periodically review oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. During the nine-month period ended September 30, 2013, Legacy incurred impairment charges of $23.4 million as oil and natural gas properties with a net cost basis of $50.9 million were written down to their fair value of $27.5 million. In order to determine fair value, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

(b)
Legacy utilizes ASC 805-10 to identify and record the fair value of assets and liabilities acquired in a business combination. During the nine-month period ended September 30, 2013, Legacy acquired oil and natural gas properties, inclusive of unproved acreage acquisitions, with a fair value of $95.4 million in 12 individually immaterial transactions. Properties acquired are recorded at fair value, which correlates to the discounted future net cash flow. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. For acquired unproved properties, the market-based weighted average cost of capital rate is subjected to additional project specific risking factors. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The carrying amount of the revolving long-term debt of $314 million as of September 30, 2013 approximates fair value because Legacy's current borrowing rate does not materially differ from market rates for similar bank borrowings. Legacy has classified the revolving long-term debt as a Level 2 item within the fair value hierarchy. As of September 30, 2013, the fair values of the 2020 Senior Notes and the 2021 Senior Notes were $304.5 million and $235.9 million, respectively. As these valuations are based on unadjusted quoted prices in an active market, the fair values are classified as Level 1 items within the fair value hierarchy.

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

All of these price risk management transactions are considered derivative instruments and are accounted for in accordance with FASB Accounting Standards Codification 815, Derivatives and Hedging Activities ("ASC 815"). These derivative instruments are intended to reduce Legacy’s price risk and may be considered hedges for economic purposes, but Legacy has chosen not to designate them as cash flow hedges for accounting purposes. Therefore, all derivative instruments are recorded on the balance sheet at fair value as of September 30, 2013 and December 31, 2012 with changes in fair value being recorded in earnings for the three and nine months ended September 30, 2013 and 2012.

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

The following table sets forth a reconciliation of the changes in fair value of Legacy's commodity derivatives for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Beginning fair value of commodity derivatives	$35,187	$56,907	$24,148	$(8,443)
Total gain (loss) - oil derivatives	(31,151)	(24,088)	(18,942)	32,962
Total gain (loss) - natural gas derivatives	727	(3,089)	844	1,122
Oil derivative cash settlements paid (received)	8,006	(2,108)	9,711	10,948
Natural gas derivative cash settlements received	(2,054)	(4,000)	(5,046)	(12,967)
Ending fair value of commodity derivatives	$10,715	$23,622	$10,715	$23,622

As of September 30, 2013, Legacy had the following NYMEX West Texas Intermediate ("WTI") crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average
Time Period	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
October-December 2013	620,854	$92.90	$80.10	-	$107.20
2014	1,776,264	$91.67	$87.50	-	$103.75
2015	545,351	$91.98	$88.50	-	$100.20
2016	228,600	$87.94	$86.30	-	$99.85
2017	182,500	$84.75	$84.75

As of September 30, 2013, Legacy had the following Midland to Cushing crude oil differential swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

		Average
Time Period	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
October-December 2013	736,000	$(1.47)	$(1.25)	-	$(1.75)

As of September 30, 2013, Legacy had the following NYMEX WTI crude oil derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average Short	Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Call Price per Bbl
October-December 2013	315,560	$66.34	$91.56	$108.15
2014	1,818,880	$66.43	$91.58	$108.62
2015	1,308,500	$64.67	$89.67	$112.21
2016	621,300	$63.37	$88.37	$106.40
2017	72,400	$60.00	$85.00	$104.20

As of September 30, 2013, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put, a long put and a fixed-price swap as indicated below:

		Average Long	Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
2015	365,000	$60.00	$80.00	$92.35
2016	183,000	$57.00	$82.00	$91.70
2017	182,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

As of September 30, 2013, Legacy had the following NYMEX West Texas Waha, ANR-OK and CIG-Rockies natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average
Time Period	Volumes (MMBtu)	Price per MMBtu	Price Range per MMBtu
October-December 2013	2,467,851	$4.33	$3.23	-	$6.89
2014	8,271,254	$4.32	$3.61	-	$6.47
2015	1,339,300	$5.65	$5.14	-	$5.82
2016	219,200	$5.30	$5.30

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

Legacy does not specifically designate these derivative transactions as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Interest rate swap settlements	$1,436	$1,768	$4,786	$5,244
Unrealized change in fair value - interest rate swaps	(788)	(301)	(3,857)	(1,057)
Total increase to interest expense, net	$648	$1,467	$929	$4,187

The table below summarizes the interest rate swap position as of September 30, 2013:

				Estimated Fair Market Value at
Notional Amount	Fixed Rate	Effective Date	Maturity Date	September 30, 2013
(Dollars in thousands)
$29,000	3.070%	10/16/2007	10/16/2015	$(1,579)
$13,000	3.112%	11/16/2007	11/16/2015	(750)
$12,000	3.131%	11/28/2007	11/28/2015	(684)
$50,000	3.100%	10/10/2008	10/10/2013	(122)
$50,000	0.710%	8/10/2011	8/10/2014	(82)
$50,000	2.295%	12/18/2008	12/18/2013	(257)
$50,000	0.702%	8/10/2011	8/10/2014	(79)
$50,000	2.500%	10/10/2008	10/10/2015	(2,137)
Total fair market value of interest rate derivatives				$(5,690)

(8)	Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the nine months ended September 30, 2013 and year ended December 31, 2012:

	September 30, 2013	December 31, 2012
	(In thousands)
Asset retirement obligation - beginning of period	$162,183	$120,274

Liabilities incurred with properties acquired	9,853	38,857
Liabilities incurred with properties drilled	—	878
Liabilities settled during the period	(1,891)	(2,412)
Liabilities associated with properties sold	(1,590)	—
Current period accretion	4,551	4,586
Asset retirement obligation - end of period	$173,106	$162,183

(9)	Earnings Per Unit

The following table sets forth the computation of basic and diluted net earnings per unit:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Income (loss) available to unitholders	$(3,422)	$(23,566)	$11,627	$66,765
Weighted average number of units outstanding	57,275	47,869	57,200	47,840
Effect of dilutive securities:
Restricted and phantom units	—	—	95	—
Weighted average units and potential units outstanding	57,275	47,869	57,295	47,840
Basic and diluted earnings (loss) per unit	$(0.06)	$(0.49)	$0.20	$1.40

For the three and nine months ended September 30, 2013, 425,195 and 330,116 restricted and phantom units, respectively, were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect. For the three and nine months ended September 30, 2012, 227,477 restricted units were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect.

(10)	Unit-Based Compensation

Long-Term Incentive Plan

On March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was implemented for its employees, consultants and directors, its affiliates and its general partner. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights ("UARs"). The LTIP permits the grant of awards covering an aggregate of 2,000,000 units. As of September 30, 2013, grants of awards net of forfeitures and, in the case of UARs and phantom units, historical exercises covering 1,626,924 units had been made, comprised of 266,014 unit option awards, 615,043 UARs, 438,486 restricted unit awards, 195,143 phantom unit awards and 112,238 unit awards. The LTIP is administered by the compensation committee (the “Compensation Committee”) of the board of directors of Legacy’s general partner.

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

During the year ended December 31, 2012, Legacy issued 82,400 UARs to employees which vest ratably over a three-year period and 60,336 UARs to employees which vest at the end of a three-year period. During the nine-month period ended September 30, 2013, Legacy issued 123,650 UARs to employees which vest ratably over a three-year period and 74,506 UARs to employees which vest at the end of a three-year period. All UARs granted in 2012 and 2013 expire seven years from the grant date and are exercisable when they vest.

For the nine-month periods ended September 30, 2013 and 2012, Legacy recorded $0.7 million and $0.5 million, respectively, of compensation expense due to the change in liability from December 31, 2012 and 2011, respectively, based on its use of the Black-Scholes model to estimate the September 30, 2013 and 2012 fair value of these UARs and unit options (see Note 6). As of September 30, 2013, there was a total of approximately $1.6 million of unrecognized compensation costs related to the unexercised and non-vested portion of these UARs. At September 30, 2013, this cost was expected to be recognized over a weighted-average period of approximately 2.3 years. Compensation expense is based upon the fair value as of September 30, 2013 and is recognized as a percentage of the service period satisfied. Since Legacy's trading history does not yet match the term of the outstanding UAR and unit option awards, it has used an estimated volatility factor of approximately 51% based upon the historical trends of a representative group of publicly-traded companies in the energy industry and employed the Black-Scholes model to estimate the September 30, 2013 fair value to be realized as compensation cost based on the percentage of service period satisfied. Based on historical data, Legacy has assumed an estimated forfeiture rate of 3.7%. As required by ASC 718, Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.32 per unit.

A summary of UAR and unit option activity for the nine months ended September 30, 2013 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	516,219	$24.71
Granted	198,156	26.41
Exercised	(83,666)	19.92
Forfeited	(15,666)	26.46
Outstanding at September 30, 2013	615,043	$25.86	5.3	$1,063,605

UARs and unit options exercisable at September 30, 2013	235,154	$23.63	3.9	$897,780

The following table summarizes the status of Legacy’s non-vested UARs since January 1, 2013:

	Non-Vested UARs
	Number of Units	Weighted-Average Exercise Price
Non-vested at January 1, 2013	347,650	$26.73
Granted	198,156	26.41
Vested	(151,917)	24.96
Forfeited	(14,000)	27.35
Non-vested at September 30, 2013	379,889	$27.25

Legacy has used a weighted-average risk-free interest rate of 1.4% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at September 30, 2013 whose terms are consistent with the expected life of the UARs and unit options. Expected life represents the period of time that UARs and unit options are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Nine Months Ended
September 30, 2013
Expected life (years)	5.52
Risk free interest rate	1.4%
Annual distribution rate per unit	$2.32
Volatility	51%

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

Compensation expense related to the phantom units and associated DERs was $0.7 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Restricted Units

During the year ended December 31, 2012, Legacy issued an aggregate of 173,645 restricted units to both non-executive employees and certain executives not previously covered under the executive compensation plan. These restricted units awarded mostly vest ratably over a three-year period, ratably over a two-year period or cliff-vest at the end of a five year period, all beginning on or around the date of grant. During the nine-month period ended September 30, 2013, Legacy issued an aggregate of 84,528 restricted units to non-executive employees. These restricted units awarded vest either ratably over a three or five-year period, all beginning on or around the date of grant. Compensation expense related to restricted units was $1.7 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was a total of $5.4 million of unrecognized compensation expense related to the unvested portion of these restricted units. At September 30, 2013, this cost was expected to be recognized over a weighted-average period of 2.8 years. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at September 30, 2013, do not include 236,052 units related to unvested restricted unit awards.

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

(12) Subsequent Events

On October 22, 2013, Legacy’s board of directors approved a distribution of $0.585 per unit payable on November 14, 2013 to unitholders of record on November 1, 2013, representing an increase of $0.005 per unit over the last quarterly distribution.

On October 15, 2013, the borrowing base under our Credit Agreement was increased to $800.0 million from $737.5 million. The next redetermination is scheduled on or around April 2014.

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

Legacy does not specifically designate derivative instruments as cash flow hedges; therefore, the changes in fair value associated with these instruments are recorded in current earnings.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per unit data)
Revenues:
Oil sales	$116,396	$70,173	$304,606	$212,097
Natural gas liquids sales	3,686	3,492	10,188	10,742
Natural gas sales	16,101	10,531	48,654	33,166
Total revenue	$136,183	$84,196	$363,448	$256,005
Expenses:
Oil and natural gas production	$36,659	$28,207	$103,308	$75,067
Ad valorem taxes	$3,042	$2,521	$8,928	$6,956
Total oil and natural gas production	$39,701	$30,728	$112,236	$82,023
Production and other taxes	$8,385	$5,137	$22,083	$15,040
General and administrative excluding LTIP	$6,648	$4,855	$17,665	$14,934
LTIP expense	$1,285	$2,138	$3,614	$3,670
Total general and administrative	$7,933	$6,993	$21,279	$18,604
Depletion, depreciation, amortization and accretion	$37,717	$24,833	$118,482	$73,042
Commodity derivative cash settlements:
Oil derivative cash settlements received (paid)	$(8,006)	$2,108	$(9,711)	$(10,948)
Natural gas derivative cash settlements received	$2,054	$4,000	$5,046	$12,967
Production:
Oil (MBbls)	1,141	840	3,343	2,418
Natural gas liquids (MGal)	3,527	3,821	9,740	10,938
Natural gas (MMcf)	3,714	2,571	10,909	7,774
Total (MBoe)	1,844	1,359	5,393	3,974
Average daily production (Boe/d)	20,043	14,772	19,755	14,504
Average sales price per unit (excluding derivative cash settlements):
Oil price (per Bbl)	$102.01	$83.54	$91.12	$87.72
Natural gas liquids price (per Gal)	$1.05	$0.91	$1.05	$0.98
Natural gas price (per Mcf)	$4.34	$4.10	$4.46	$4.27
Combined (per Boe)	$73.85	$61.95	$67.39	$64.42
Average sales price per unit (including derivative cash settlements):
Oil price (per Bbl)	$95.00	$86.05	$88.21	$83.19
Natural gas liquids price (per Gal)	$1.05	$0.91	$1.05	$0.98
Natural gas price (per Mcf)	$4.89	$5.65	$4.92	$5.93
Combined (per Boe)	$70.62	$66.45	$66.53	$64.93
NYMEX oil index prices per Bbl:
Beginning of period	$96.56	$84.96	$91.82	$98.83
End of period	$102.33	$92.19	$102.33	$92.19
NYMEX gas index prices per Mcf:
Beginning of period	$3.57	$2.82	$3.35	$2.99
End of period	$3.56	$3.32	$3.56	$3.32
Average unit costs per Boe:
Oil and natural gas production	$19.88	$20.76	$19.16	$18.89
Ad valorem taxes	$1.65	$1.86	$1.66	$1.75
Production and other taxes	$4.55	$3.78	$4.09	$3.78
General and administrative excluding LTIP	$3.61	$3.57	$3.28	$3.76
Total general and administrative	$4.30	$5.15	$3.95	$4.68
Depletion, depreciation, amortization and accretion	$20.45	$18.27	$21.97	$18.38

Results of Operations

Three-Month Period Ended September 30, 2013 Compared to Three-Month Period Ended September 30, 2012

Legacy’s revenues from the sale of oil were $116.4 million and $70.2 million for the three-month periods ended September 30, 2013 and 2012, respectively. Legacy’s revenues from the sale of NGLs were $3.7 million and $3.5 million for the three-month periods ended September 30, 2013 and 2012, respectively. Legacy’s revenues from the sale of natural gas were $16.1 million and $10.5 million for the three-month periods ended September 30, 2013 and 2012, respectively. The $46.2 million increase in oil revenues reflects the increase in oil production of 301 MBbls (36%) as well as an increase in average realized price of $18.47 per Bbl (22%). 250 MBbls of this increase is related to Legacy’s purchase of oil and natural gas properties in the COG 2012 Acquisition, and, to a lesser extent, production from our other acquisitions of additional oil and natural gas properties and our development activities during late 2012 and 2013. These factors were partially offset by third party infrastructure issues that inhibited our oil and natural gas production in the Permian Basin to a greater extent during the third quarter of 2013 compared to the same period in 2012. The improvement in realized oil prices of $18.47 per Bbl during the three months ended September 30, 2013 compared to the same period in 2012 was due to an improvement in West Texas Intermediate (“WTI”) crude oil prices of $13.66 per Bbl as well as improved crude oil differentials in the Permian Basin and Rocky Mountain regions, including an improvement in the Midland-to-Cushing/WTI differential of $1.46 per Bbl. The $0.2 million increase in NGL sales reflects an increase in realized NGL price of approximately $0.14 (15%) partially offset by a decrease in NGL production of 294 MGals (8%). The $5.6 million increase in natural gas revenues reflects an increase in our natural gas production volumes combined with an increase in our realized natural gas prices. Our natural gas production increased by approximately 1,143 MMcf (44%) primarily due to acquisitions of oil and natural gas properties, most notably our COG 2012 Acquisition (1,157 MMcf), as well as our development activities which were partially offset by third party infrastructure issues that impacted our natural gas production in the Permian Basin to a greater extent during the third quarter of 2013 compared to the same period in 2012. While we have received assurances that these third party infrastructure issues are being addressed, based on historical experience, we anticipate that these issues may continue to inhibit our oil and natural gas production and negatively impact our results of operations, but are unable to quantify any such potential impact. Average realized natural gas prices increased by $0.24 per Mcf (6%) during the three months ended September 30, 2013 compared to the same period in 2012, as a significant increase in dry natural gas prices was partially offset by lower, positive differentials due to the curtailment of a portion of our NGL-rich natural gas production and lower NGL prices in the Permian Basin. We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content contained within those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin and for Legacy as a whole are higher than NYMEX Henry Hub natural gas prices due to this NGL content.

For the three-month period ended September 30, 2013, Legacy recorded $30.4 million of net losses on oil and natural gas derivatives. Inclusive in this amount were net cash payments of $6.0 million from cash settlements of oil and natural gas derivative contracts during the period. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. Accordingly, the net loss recognized during the three-month period ended September 30, 2013 is primarily due to the increase in oil prices during the period. For the three-month period ended September 30, 2012, Legacy recorded $27.2 million of net losses on oil and natural gas derivatives. Inclusive in this amount were net cash receipts of $6.1 million from cash settlements of oil and natural gas derivative contracts.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $36.7 million ($19.88 per Boe) for the three-month period ended September 30, 2013 from $28.2 million ($20.76 per Boe) for the three-month period ended September 30, 2012. Production expenses increased primarily due to $6.7 million of expenses related to properties acquired in the COG 2012 Acquisition, the acquisition of additional oil and natural gas properties and, to a lesser extent, expenses associated with Legacy's development activities. Legacy’s ad valorem tax expense increased to $3.0 million ($1.65 per Boe) for the three-month period ended September 30, 2013 compared to $2.5 million ($1.86 per Boe) for the three-month period ended September 30, 2012, due to increased well counts from recent acquisitions, primarily the COG 2012 Acquisition.

Legacy’s production and other taxes were $8.4 million and $5.1 million for the three-month periods ended September 30, 2013 and 2012, respectively. Production and other taxes increased because of increased production volumes related to the COG 2012 Acquisition and other recent acquisitions and increased product prices, as production and other taxes as a percentage of revenue remained relatively unchanged during the three-month period ended September 30, 2013 compared to the same period in 2012.

Legacy’s general and administrative expenses were $7.9 million and $7.0 million for the three-month periods ended September 30, 2013 and 2012, respectively. General and administrative expenses increased $0.9 million primarily due to a $1.9 million increase in salary and benefit expenses related to the hiring of additional personnel to manage our larger asset base, partially offset by a decrease in unit-based compensation of $0.9 million.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $37.7 million and $24.8 million for the three-month periods ended September 30, 2013 and 2012, respectively. DD&A increased primarily due to approximately $10.2 million of depletion expense related to the properties acquired in the COG 2012 Acquistion.

Impairment expense was $0.8 million and $7.3 million for the three-month periods ended September 30, 2013 and 2012, respectively. In the three-month period ended September 30, 2013, Legacy recognized $0.8 million of impairment expense on seven separate producing fields primarily related to lower forecasted natural gas prices, which reduced the future expected cash flows. Impairment expense for the period ended September 30, 2012 was primarily related to a reduction in the carrying value to the estimated fair market value of a property owned by Legacy held for sale.

Legacy recorded interest expense of $14.2 million and $5.3 million for the three-month periods ended September 30, 2013 and 2012, respectively. Interest expense increased approximately $8.9 million primarily due to $10.6 million of interest expense related to the senior notes issued in December 2012 and May 2013. This increase was partially offset by increased income of $0.5 million related to the mark-to-market of our interest rate swaps, lower interest rate swap settlements of $0.3 million due to swaps that expired during 2013, and lower interest expense attributable to our revolving credit agreement due to a lower outstanding balance during the third quarter of 2013 compared to the same period in 2012.

Nine-Month Period Ended September 30, 2013 Compared to Nine-Month Period Ended September 30, 2012

Legacy’s revenues from the sale of oil were $304.6 million and $212.1 million for the nine-month periods ended September 30, 2013 and 2012, respectively. Legacy’s revenues from the sale of NGLs were $10.2 million and $10.7 million for the nine-month periods ended September 30, 2013 and 2012, respectively. Legacy’s revenues from the sale of natural gas were $48.7 million and $33.2 million for the nine-month periods ended September 30, 2013 and 2012, respectively. The $92.5 million increase in oil revenues reflects the increase in oil production of 925 MBbls (38%) combined with an increase in average realized price of $3.40 per Bbl (4%). The increase in production is due primarily to 776 MBbls of oil production related to Legacy’s purchase of oil and natural gas properties in the COG 2012 Acquisition, and, to a lesser extent, production from our other acquisitions of additional oil and natural gas properties and our development activities partially offset by a greater impact from third party infrastructure issues during the nine months ended September 30, 2013 compared to the same period in 2012. The increase in average realized oil price of $3.40 per Bbl was primarily caused by an increase in the average WTI crude oil price of $2.04 per Bbl (2%), and, to a lesser extent, improvements in our crude oil differentials in the Rocky Mountain and Permian Basin regions during the nine-month period ended September 30, 2013 compared to the same period during 2012. The $0.6 million decrease in NGL sales reflects a decrease in NGL production of approximately 1,198 MGals (11%) due to third-party infrastructure issues as well as natural production declines in the Texas Panhandle, all of which were partially offset by an increase in average realized price of $0.07 per gallon (7%). The $15.5 million increase in natural gas revenues reflects an increase in our natural gas production volumes combined with an increase in our realized natural gas prices. Our natural gas production increased by approximately 3,135 MMcf (40%) primarily due to our acquisitions, most notably our COG 2012 Acquisition (3,553 MMcf), as well as our development activities which were partially offset by third party infrastructure issues that impacted our natural gas production in both the Permian Basin and the Texas Panhandle to a greater degree during the nine months ended September 30, 2013 compared to the same period in 2012. While we have received assurances that these third party infrastructure issues are being addressed, based on historical experience, we anticipate that these issues may continue to inhibit our oil and natural gas production and negatively impact our results of operations, but are unable to quantify any such potential impact. Average realized natural gas prices increased by $0.19 per Mcf (4%) during the nine-months ended September 30, 2013 compared to the same period in 2012, as a significant increase in dry natural gas prices was mostly offset by lower, positive differentials due to the curtailment of a portion of our NGL-rich natural gas production and lower NGL prices in the Permian Basin. We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content contained within those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin and for Legacy as a whole are higher than NYMEX Henry Hub natural gas prices due to this NGL content.

For the nine-month period ended September 30, 2013, Legacy recorded $18.1 million of net losses on oil and natural gas derivatives. Inclusive in this amount were net cash payments of $4.7 million from cash settlements of oil and natural gas derivative contracts during the period. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. Accordingly, the net loss recognized during the nine-months ended September 30, 2013 is primarily due to the increase in both oil and natural gas prices during the period. For the nine-month period ended September 30, 2012, Legacy recorded $34.1 million of net gains on oil and natural gas derivatives. Inclusive in this amount were net cash receipts of $2.0 million from cash settlements of oil and natural gas derivative contracts.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $103.3 million ($19.16 per Boe) for the nine-month period ended September 30, 2013 from $75.1 million ($18.89 per Boe) for the nine-month period ended September 30, 2012. Production expenses increased primarily due to $20.5 million of expenses related to properties acquired in the COG 2012 Acquisition, the acquisition of additional oil and natural gas properties and, to a lesser extent, expenses associated with Legacy's development activities. Legacy’s ad valorem tax expense increased to $8.9 million ($1.66 per Boe) for the nine-month period ended September 30, 2013 compared to $7.0 million ($1.75 per Boe) for the nine-month period ended September 30, 2012, due to increased well counts from acquisitions, primarily the COG 2012 Acquisition.

Legacy’s production and other taxes were $22.1 million and $15.0 million for the nine-month periods ended September 30, 2013 and 2012, respectively. Production and other taxes increased because of increased production volumes related to the COG 2012 Acquisition, other acquisitions and development activities, as well as increased product prices, as production and other taxes as a percentage of revenue increased marginally during the nine-month period ended September 30, 2013 compared to the same period in 2012.

Legacy’s general and administrative expenses were $21.3 million and $18.6 million for the nine-month periods ended September 30, 2013 and 2012, respectively. General and administrative expenses increased $2.7 million primarily due to a $5.1 million increase in salary and benefit expenses related to the hiring of additional personnel to manage our larger asset base, partially offset by an increase in overhead recovery of $3.0 million.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $118.5 million and $73.0 million for the nine-month periods ended September 30, 2013 and 2012, respectively. DD&A increased primarily due to approximately $37.7 million of depletion expense related to the properties acquired in the COG 2012 Acquistion.

Impairment expense was $23.4 million and $22.6 million for the nine-month periods ended September 30, 2013 and 2012, respectively. In the nine-month period ended September 30, 2013, Legacy recognized $23.4 million of impairment expense on forty-four separate producing fields primarily related to lower forecasted oil and natural gas prices, which reduced the future expected cash flows. Impairment expense for the period ended September 30, 2012 was related to lower oil and natural gas prices, impairment of goodwill recognized on an acquisition of oil and natural gas properties during the period, and a reduction in the carrying value of a property owned by Legacy held for sale.

Legacy recorded interest expense of $36.1 million and $14.3 million for the nine-month periods ended September 30, 2013 and 2012, respectively. Interest expense increased approximately $21.8 million primarily due to $24.5 million of interest expense related to the senior notes issued in December 2012 and May 2013, partially offset by increased income of $2.8 million related to the mark-to-market of our interest rate swaps.

Non-GAAP Financial Measure

For the three months ended September 30, 2013 and 2012, respectively, Adjusted EBITDA (as defined below) increased 54% to $76.2 million from $49.5 million primarily due to increased production from the COG 2012 Acquisition, other acquisitions and development activities, as well as higher realized commodity prices. These factors were partially offset by higher commodity derivative settlement payments of approximately $12.1 million as well as higher expenses and taxes.

For the nine-months ended September 30, 2013 and 2012, respectively, Adjusted EBITDA (as defined below) increased 43% to $208.5 million from $146.0 million primarily due to increased production from the COG 2012 Acquisition, other acquisitions and development activities, as well as higher realized commodity prices. These factors were partially offset by higher commodity derivative settlement payments of approximately $6.7 million as well as higher expenses and taxes.

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

Adjusted EBITDA is defined as net income (loss) plus:

•	Interest expense;

•	Income taxes;

•	Depletion, depreciation, amortization and accretion;

•	Impairment of long-lived assets;

•	(Gain) loss on sale of partnership investment;

•	(Gain) loss on disposal of assets;

•	Equity in (income) loss of equity method investees;

•	Unit-based compensation expense (benefit) related to LTIP unit awards accounted for under the equity or liability methods;

•	Minimum payments earned in excess of overriding royalty interest;

•	EBITDA applicable to equity method investee;

•	Net (gains) losses on commodity derivatives; and

•	Net cash settlements received (paid) on commodity derivatives.

The following table presents a reconciliation of Legacy’s consolidated net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net income (loss)	$(3,422)	$(23,566)	$11,627	$66,765
Plus:
Interest expense	14,206	5,285	36,104	14,256
Income tax expense	29	54	608	878
Depletion, depreciation, amortization and accretion	37,717	24,833	118,482	73,042
Impairment of long-lived assets	835	7,277	23,352	22,556
(Gain) loss on disposal of assets	758	260	493	(3,064)
Equity in income of equity method investees	(172)	(30)	(357)	(87)
Unit-based compensation expense	1,285	2,138	3,614	3,670
Minimum payments earned in excess of overriding royalty interest(a)	316	—	726	—
EBITDA applicable to equity method investee(b)	219	—	445	—
Net (gains) losses on commodity derivatives	30,425	27,177	18,097	(34,085)
Net cash settlements received (paid) on commodity derivatives	$(5,952)	$6,108	$(4,665)	$2,019
Adjusted EBITDA	$76,244	$49,536	$208,526	$145,950
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

We continually monitor the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in maintaining and growing reserves and production will be highly dependent on capital resources available to us and our success in acquiring and developing additional reserves. If we were to make significant additional acquisitions for cash, we would need to borrow additional amounts under our credit facility, if available, or obtain additional debt or equity financing. Further, our revolving credit facility and our senior notes issued in December 2012 and May 2013, respectively, impose specific restrictions on our ability to obtain additional debt financing. Please see “Financing Activities.” Based upon current oil and natural gas price expectations and our extensive commodity derivatives positions for the year ending December 31, 2013, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our credit facility will provide us sufficient working capital to meet our currently planned capital expenditures and future cash distributions at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt, and any other factors the board of directors of our general partner may consider.

The amounts available for borrowing under our credit facility are subject to a borrowing base, which was redetermined in October 2013 and is currently set at $800.0 million. As of November 5, 2013, we had $489.9 million available for borrowing under our revolving credit facility. Based on their commodity price expectations, our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled on or around April 2014. Please see “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

Legacy’s net cash provided by operating activities was $201.5 million and $129.4 million for the nine-month periods ended September 30, 2013 and 2012, respectively. The 2013 period was favorably impacted by higher production volumes primarily related to acquisitions, most notably the COG 2012 Acquisition, and higher realized commodity prices, partially offset by higher expenses. In addition, the net cash amounts for 2013 and 2012 do not include cash settlements received (paid) of $(4.7) million and $2.0 million, respectively, from our commodity derivative transactions.

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

Investing Activities

Legacy’s cash capital expenditures were $160.8 million for the nine-month period ended September 30, 2013. The total includes $95.4 million for the acquisition of oil and natural gas properties in 12 individually immaterial acquisitions, $64.3 million for development projects and $1.2 million of exploratory capital expenditures. Legacy’s cash capital expenditures were $164.3 million for the nine-month period ended September 30, 2012. The total includes $115.0 million for the acquisition of oil and natural gas properties in 15 individually immaterial acquisitions, $48.5 million for development projects and $0.8 million of exploratory capital expenditures.

Our capital expenditure budget, which predominantly consists of drilling, re-completion and capital workover projects, is currently $100.0 million for the year ending December 31, 2013, of which $65.5 million has been expended during the nine-months ended September 30, 2013. Our remaining borrowing capacity under our revolving credit facility is $489.9 million as of November 5, 2013. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods or accelerate projects planned for future periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, non-operated capital requirements and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner. Based upon current oil and natural gas price expectations for the year ending December 31, 2013, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our remaining planned capital expenditures of $34.5 million. Future cash distributions will be at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt and any other factors the board of directors of our general partner may consider. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. Currently, we use derivatives to offset price volatility on NYMEX oil and natural gas prices, which do not include the additional net discount to NYMEX WTI that we typically experience in the Permian Basin. For the nine-month periods ended September 30, 2013 and 2012, we had favorable (unfavorable) cash settlements of $(4.7) million and $2.0 million, respectively, related to our commodity derivatives. At September 30, 2013, we had in place oil and natural gas derivatives covering significant portions of our estimated 2013 through 2018 oil, NGL and natural gas production.

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

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of November 5, 2013, covering the period from October 1, 2013 through December 31, 2018. We use derivatives, including swaps, enhanced swaps and three-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are mostly settled based upon the monthly average closing price of the front-month NYMEX WTI oil contract price at Cushing, Oklahoma, and published West Texas Waha, Rocky Mountain CIG and ANR-Oklahoma prices of natural gas.

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
October-December 2013	620,854	$92.90	$80.10	-	$107.20
2014	1,958,764	$92.24	$87.50	-	$103.75
2015	545,351	$91.98	$88.50	-	$100.20
2016	228,600	$87.94	$86.30	-	$99.85
2017	182,500	$84.75	$84.75

Time Period	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
October-December 2013	2,467,851	$4.33	$3.23	-	$6.89
2014	8,271,254	$4.32	$3.61	-	$6.47
2015	1,339,300	$5.65	$5.14	-	$5.82
2016	219,200	$5.30	$5.30

We have entered into regional crude oil differential swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) less a fixed-price differential. As noted above, we typically receive a discount to the NYMEX WTI crude oil price at the point of sale. Due to refinery downtimes and limited takeaway capacity that impacted the Permian Basin, the difference between the WTI-ARGUS (Midland) price, which is the price we receive on almost all of our Permian crude oil production, and the WTI-ARGUS (Cushing) price reached historic highs in late 2012 and early 2013. We entered into these differential swaps to negate a portion of this volatility. The following table summarizes the oil differential swap contracts currently in place as of November 5, 2013, covering the period from October 1, 2013 through December 31, 2013:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
October-December 2013	736,000	$(1.47)	$(1.25)	-	$(1.75)

We have also entered into multiple NYMEX WTI crude oil derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. The following table summarizes the three-way oil collar contracts currently in place as of November 5, 2013, covering the period from October 1, 2013 through June 30, 2017:

		Average Short	Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Call Price per Bbl
October-December 2013	315,560	$66.34	$91.56	$108.15
2014	1,818,880	$66.43	$91.58	$108.62
2015	1,308,500	$64.67	$89.67	$112.21
2016	621,300	$63.37	$88.37	$106.40
2017	72,400	$60.00	$85.00	$104.20

We have also entered into multiple NYMEX WTI crude oil derivative enhanced swap contracts. The first type of enhanced swap contract combines buying a lower-priced put, selling a higher-priced put, and using the net proceeds from these positions to simultaneously obtain a swap at above market prices (“enhanced swap price”). If the market price is at or above the higher-priced short put, this contract allows us to settle at the enhanced swap price. If the market price is below the higher-priced short put but above the lower-priced long put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the higher-priced short put. If the market price is at or below the lower-priced long put, this contract allows us to settle for the lower-priced long put plus the spread between the enhanced swap price and the higher-priced short put. The following table summarizes these type of enhanced swap contracts currently in place as of November 5, 2013, covering the period from January 1, 2015 to December 31, 2018:

		Average Long	Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
2015	365,000	$60.00	$80.00	$92.35
2016	183,000	$57.00	$82.00	$91.70
2017	182,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

We have also entered into other multiple NYMEX WTI crude oil derivative enhanced swap contracts. This second type of enhanced swap contract combines selling a put and using the net proceeds to simultaneously obtain a swap at above market prices, i.e. the enhanced swap price. If the market price is at or above the put, this contract allows us to settle at the enhanced swap price. If the market price is below the put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the put price. The following table summarizes these type of enhanced swap contracts currently in place as of November 5, 2013, covering the period from January 1, 2015 to December 31, 2015:

		Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Swap Price per Bbl
2015	365,000	$70.00	$92.03

Financing Activities

Legacy’s net cash used in financing activities was $33.0 million for the nine months ended September 30, 2013, compared to net cash provided of $34.7 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, total net repayments under our revolving credit facility were $174.0 million while we raised $241.3 million in proceeds, net of original issue discount and fees paid to initial purchasers, in our private offering of 6.625% Senior Notes due 2021, resulting in total net borrowings of $67.3 million. The borrowings under the credit facility were used to finance our acquisition and development activities. Additionally, Legacy had cash outflow during the nine months ended September 30, 2013 in the amount of $99.0 million for distributions to unitholders which was funded from cash flow from operations. Cash provided by financing activities during the nine months ended September 30, 2012 included $115.0 million in net borrowings under our revolving credit facility and $79.8 million for distributions to unitholders.

8% Senior Notes Due 2020

On December 4, 2012, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $300 million of our 8% Senior Notes due 2020 (the "2020 Senior Notes"). The 2020 Senior Notes were issued at 97.848% of par. Legacy received approximately $286.7 million of net cash proceeds, after deducting the discount to initial purchasers and offering expenses payable by Legacy. Legacy used the net proceeds from this offering to fund a portion of the consideration paid for the COG 2012 Acquisition, as further described in Note 3 to the Notes to the Condensed Consolidated Financial Statements. During the nine months ended September 30, 2013, we amortized $1.0 million of this discount.

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
Prior to December 1, 2016, we may redeem all or any part of the 2020 Senior Notes at the “make-whole” redemption price. In addition, prior to December 1, 2015, we may at our option, redeem up to 35% of the aggregate principal amount of the 2020 Senior Notes at the redemption price of 108% with the net proceeds of a public or private equity offering. We may be required to offer to repurchase the 2020 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Our and Legacy Reserves Finance Corporation's obligations under the 2020 Senior Notes are guaranteed by our 100% owned subsidiaries Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of our, or any other guarantor's, other debt; or (vii) upon merging into, or transferring all of its properties to us or another guarantor and ceasing to exist. Refer to Note 11 - Subsidiary Guarantors in the Notes to the Condensed Consolidated Financial Statements for further details on our guarantors.
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

6.625% Senior Notes Due 2021

On May 28, 2013, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $250 million of our 6.625% Senior Notes due 2021 (the "2021 Senior Notes"). The 2021 Senior Notes were issued at 98.405% of par. Legacy received approximately $240.7 million of net cash proceeds, after deducting the discount to initial purchasers and offering expenses payable by Legacy. During the nine months ended September 30, 2013, Legacy amortized $0.2 million of this discount.
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
Prior to June 1, 2017, Legacy may redeem all or any part of the 2021 Senior Notes at the “make-whole” redemption price as defined in the indenture. In addition, prior to June 1, 2016, Legacy may at its option, redeem up to 35% of the aggregate principal amount of the 2021 Senior Notes at the redemption price of 106.625% with the net proceeds of a public or private equity offering. Legacy may be required to offer to repurchase the 2021 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Legacy's and Legacy Reserves Finance Corporation's obligations under the 2021 Senior Notes are guaranteed by its 100% owned subsidiaries Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc., which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of its, or any other guarantor's, other, debt; or (vii) upon merging into, or transferring all of its properties to Legacy or another guarantor and ceasing to exist. Refer to Note 11 - Subsidiary Guarantors for further details on Legacy's guarantors.
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

Interest is payable on the 2020 and 2021 Senior Notes June 1 and December 1 of each year.
Our Revolving Credit Facility

Credit Agreement

On March 10, 2011, we entered into an amended and restated five-year, $1 billion secured revolving credit facility with BNP Paribas as administrative agent (as amended, the "Credit Agreement"). In conjunction with BNP Paribas' sale of its energy lending practice to Wells Fargo Bank, National Association ("Wells Fargo"), Wells Fargo became the administrative agent under the Credit Agreement effective April 20, 2012. Our obligations under the Credit Agreement are secured by mortgages on 80% of our oil and natural gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. Borrowings under the Credit Agreement mature on March 10, 2016. The amount available for borrowing at any one time is limited to the borrowing base, which was redetermined during October 2013 and is currently set at $800.0 million with a $2 million sub-limit for letters of credit. The borrowing base is subject to semi-annual redeterminations on or about April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. We also have the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the credit facility, so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral. Legacy may at any time issue up to $750 million in aggregate principal amount of senior notes or new debt whose proceeds are used to refinance such senior notes, subject to specified conditions in the Credit Agreement, which include that upon the issuance of such senior notes or new debt, the borrowing base shall be reduced by an amount equal to (i) in the case of senior notes, 25% of the stated principal amount of the senior notes and (ii) in the case of new debt, 25% of the portion of the new debt that exceeds the original principal amount of the senior notes. After the issuance of the 2020 Senior Notes and the 2021 Senior Notes, we have $200 million of incremental capacity to issue additional senior notes or new debt that remains subject to these provisions. Also, notwithstanding that a lender (or its affiliate) is no longer a party to the Credit Agreement, any lender (or its affiliate) which has entered into any hedging arrangement with us while a party to the Credit Agreement will continue to have our obligations under such hedging arrangement secured on a ratable and pari passu basis by the collateral securing our obligations under the Credit Agreement, the related loan documents and our hedging arrangements.

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

•
consolidated current assets, as of the last day of the most recent quarter and including the unused amount of the total commitments, to consolidated current liabilities as of the last day of the most recent quarter of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under Accounting Standards Codification 815, which includes the current portion of oil, natural gas derivatives and interest rate swaps.

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

As of September 30, 2013, Legacy was in compliance with all covenants of the revolving credit facility.

Legacy periodically enters into interest rate swap transactions to mitigate the volatility of interest rates. As of September 30, 2013, Legacy had interest rate swaps on notional amounts of $304 million with a weighted-average fixed rate of 2.08%. These swaps mature between October 2013 and November 2015.

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

As of September 30, 2013, our critical accounting policies were consistent with those discussed in our Annual Report on Form 10-K for the period ended December 31, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

We periodically enter into, and anticipate entering into, derivative transactions in the future with respect to a portion of our projected oil, NGL and natural gas production through various transactions that mitigate the risk of the future prices received. These transactions may include swaps, enhanced swaps and three-way collars. These derivative transactions are intended to support oil, NGL and natural gas prices at targeted levels and to manage our exposure to oil, NGL and natural gas price fluctuations. We do not hold or issue derivative instruments for speculative trading purposes.

As of September 30, 2013, the fair market value of Legacy’s commodity derivative positions was a net asset of $10.7 million based on NYMEX futures prices from October 2013 to December 2018 for both oil and natural gas. As of December 31, 2012, the fair market value of Legacy’s commodity derivative positions was a net asset of $24.1 million based on NYMEX futures prices from January 2013 to December 2017 for both oil and natural gas. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from October 2013 through December 2018, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investing Activities.”

Interest Rate Risks

At September 30, 2013, Legacy had debt outstanding under its revolving credit facility of $314 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy under its revolving credit facility for the nine-month period ended September 30, 2013 was 2.9%. A 1% increase in LIBOR on Legacy outstanding debt under its revolving credit facility as of September 30, 2013 would result in an estimated $0.10 million increase in annual interest expense assuming our current interest rate hedges remain in place and do not expire. Legacy has entered into interest rate swaps with a weighted-average fixed rate of 2.08% to mitigate the volatility of interest rates on notional amounts of $304 million of floating rate debt, of which hedges on $100 million of debt expire prior to December 31, 2013 and the remainder expire during 2014 and 2015.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of units purchased(1)	Price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value of units) that may yet be purchased under the plans or programs
September 24, 2013	1,914	$27.13	—	—
(1) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $27.13 per unit, the closing price of Legacy's units on the NASDAQ Global Market on such date.

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
3.5
Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.4)

3.6
First Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.6)

3.7
Second Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.7)

4.1
Indenture, dated as of May 28, 2013, among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (including form of the 6.625% Senior Notes due 2021) (Incorporated by reference to Legacy's Current Report on Form 8-K (File No. 001-33249) filed May 31, 2013, Exhibit 4.1)

4.2
Registration Rights Agreement, dated as of May 28, 2013, by and among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as representatives of the Initial Purchasers named therein. (Incorporated by reference to Legacy's Current Report on Form 8-K (File No. 001-33249) filed May 31, 2013, Exhibit 4.2)

10.1
Fifth Amendment to Second Amended and Restated Credit Agreement, dated March 10, 2011, by and between Legacy Reserves LP, Wells Fargo Bank, National Association, as administrative agent, and certain other financial institutions parties thereto as Lenders (Incorporated by reference to Legacy's Quarterly Report on Form 10-Q (File No. 001-33249) filed August 7, 2013, Exhibit 10.1).

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

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

November 6, 2013	By:	/s/ James Daniel Westcott
James Daniel Westcott
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)