Form 10-K
period 2013-12-31
LEGACY RESERVES LP
filed 2014-02-21
CIK 1358831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
 Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-33249
__________________
 Legacy Reserves LP
(Exact name of registrant as specified in its charter)
__________________

Delaware	16-1751069
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

303 W. Wall Street, Suite 1800	79701
Midland, Texas	(Zip Code)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of units held by non-affiliates of the registrant was approximately $1,258.0 million on June 30, 2013, based on $26.60 per unit, the last reported sales price of the units on the NASDAQ Global Select Market on such date.
57,514,735 units representing limited partner interests in the registrant were outstanding as of February 20, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the definitive proxy statement for the registrant’s 2014 annual meeting of unitholders are incorporated by reference into Part III of this annual report on Form 10-K.

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

Reserve replacement cost. An amount per Boe equal to the sum of costs incurred relating to oil and natural gas property acquisition, exploitation, development and exploration activities (as reflected in our year-end financial statements for the relevant year) divided by the sum of all additions and revisions to estimated proved reserves, including reserve purchases. The calculation of reserve additions for each year is based upon the reserve report of our independent engineers. Management uses reserve replacement cost to compare our company to others in terms of our historical ability to increase our reserve base in an economic manner. However, past performance does not necessarily reflect future reserve replacement cost performance. For example, increases in oil and natural gas prices in recent years have increased the economic life of reserves, adding additional reserves with no required capital expenditures. On the other hand, increases in oil and natural gas prices have increased the cost of reserve purchases and reserves added through development projects. The reserve replacement cost may not be indicative of the economic value of the reserves added due to differing lease operating expenses per barrel, differing timing of production, and other qualitative factors.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reserves.

Standardized measure. The present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission (using current costs and the average annual prices based on the unweighted arithmetic average of the first-day-of-the-month price for each month) without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, and discounted using an annual discount rate of 10%. Federal income taxes have not been deducted from future production revenues in the calculation of standardized measure as each partner is separately taxed on its share of Legacy's taxable income. In addition, Texas margin taxes and the federal income taxes associated with a corporate subsidiary have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure. Standardized measure does not give effect to commodity derivative transactions.

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

Legacy Reserves LP

We are a master limited partnership headquartered in Midland, Texas, focused on the acquisition and development of oil and natural gas properties primarily located in the Permian Basin, Mid-Continent and Rocky Mountain regions of the United States. Our primary business objective is to generate stable cash flows allowing us to make cash distributions to our unitholders and to support and increase quarterly cash distributions per unit over time through a combination of acquisitions of new properties and development of our existing oil and natural gas properties.

Our oil and natural gas production and reserve data as of December 31, 2013 are as follows:

•
we had proved reserves of approximately 87.6 MMBoe, of which 70% were oil and natural gas liquids (“NGLs”) and 85% were classified as proved developed producing, 2% were proved developed non-producing, and 13% were proved undeveloped; and

•	our proved reserves to production ratio was approximately 12.4 years based on the annualized production volumes for the three months ended December 31, 2013.

We have grown primarily through two activities: the acquisition of producing oil and natural gas properties and the development of properties in established producing trends. From 2007 through 2013, we completed 129 acquisitions of oil and natural gas properties for a total of approximately $1.6 billion. These acquisitions of primarily long-lived, oil-weighted assets, along with our ongoing development activities and operational improvements, have allowed us to achieve significant operational and financial growth during this time period.

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

Operating Regions

Permian Basin. The Permian Basin, one of the largest and most prolific oil and natural gas producing basins in the United States, was discovered in 1921 and extends over 100,000 square miles in West Texas and southeast New Mexico. It is characterized by oil and natural gas fields with long production histories and multiple producing formations. The Permian Basin has always been our largest operating region containing the vast majority of our drilling locations and development projects. Our producing wells in the Permian Basin are generally characterized as mature oil wells that also produce high-Btu casinghead gas with significant NGL content. Our acquisitions of Permian Basin properties in 2013 constituted approximately 90% of our $108.4 million of total acquisitions during the year.

Mid-Continent. Our properties in the Mid-Continent region are primarily in the Texas Panhandle and Oklahoma. The vast majority of these properties were acquired through several transactions from April 2007 through October 2008. Our Texas Panhandle wells produce mostly from shallow Granite Wash, Brown Dolomite and Red Cave formations. Our operated properties in the Texas Panhandle are mostly mature oil wells that also produce high-Btu casinghead gas with significant NGL content, while our non-operated properties are mostly mature, low pressure natural gas wells with high NGL content. Our Texas Panhandle fields contain proved reserves of 5.2 MMBoe, are 72% liquids and comprise approximately 56% of our proved reserves in the region. Our most notable field in Oklahoma is the East Binger field in Caddo County, Oklahoma. The East Binger Unit, the majority property in the field, is an active miscible nitrogen injection (tertiary recovery) project that produces from the Marchand Sand. This field contains 3.3 MMBoe of proved reserves that are 81% liquids and comprise approximately 36% of our proved reserves in the region. Our remaining properties in the Mid-Continent region are located in multiple counties in Oklahoma, Texas, Kansas and Arkansas.

Rocky Mountain. We entered the Rocky Mountain region upon completing an acquisition in the Big Horn and Wind River Basins in Wyoming in February 2010 (the "Wyoming Acquisition"). We subsequently added positions in the Powder River Basin through several smaller acquisitions. The properties in Wyoming are largely mature oil wells with a natural water drive that produce primarily from the Dinwoody-Phosphoria, Tensleep and Minnelusa formations. We expanded our footprint in this region with our acquisition of oil properties in North Dakota and Montana in May 2012. The North Dakota properties produce primarily from the Madison and Bakken formations, while the Montana properties produce mostly from the Sawtooth and Bowes formations.

Our proved reserves by area are as follows:

Proved Reserves by Operating Region as of December 31, 2013
Operating Regions	Oil (MBbls)	Natural Gas (MMcf)		NGLs(MBbls)	Total (MBoe)	% Liquids	% PDP	% Total
Permian Basin	44,127	139,811	(a)	593	68,022	65.7%	81.8%	77.6%
Mid-Continent	3,230	15,637		3,429	9,265	71.9%	98.0%	10.6%
Rocky Mountain	9,549	2,302		14	9,946	96.1%	93.9%	11.4%
Other	124	1,270		39	375	43.5%	100.0%	0.4%
Total	57,030	159,020		4,075	87,608	69.7%	85.0%	100.0%
____________________

(a)
We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content in those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin are substantially higher than Henry Hub natural gas index prices.

Acquisition Activities

During the year ended December 31, 2013, we completed 16 acquisitions of oil and natural gas properties with an aggregate purchase price of approximately $108.4 million, excluding $11.0 million of non-cash asset retirement obligations, that added approximately 5.1 MMBoe of proved reserves as of year end.

COG 2012 Acquisition. On December 20, 2012, Legacy purchased certain oil and natural gas properties located primarily in the Permian Basin from COG Operating LLC and Concho Oil and Gas, LLC, wholly-owned subsidiaries of Concho Resources Inc., for a net cash purchase price of $502.6 million (the "COG 2012 Acquisition"). The purchase price was financed partially with net proceeds from Legacy's November 2012 public offering of units representing limited partner interests and the remainder with proceeds from Legacy's December private offering of 8% senior unsecured notes due 2020. The operating results from the COG 2012 Acquisition properties are included in the financial statements to this Form 10-K from the date of the acquisition on December 20, 2012.

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

As of December 31, 2013, we identified 254 gross (168.9 net) proved undeveloped ("PUD") drilling locations, 145 of which were identified and economically viable at December 31, 2012. The table below details the activity in our PUD locations from December 31, 2012 to December 31, 2013:

	Gross Locations	Net Locations	Net Volume (MBoe)
Balance, December 31, 2012	201	137.7	8,178
PUDs converted to PDP by drilling	(37)	(17.1)	(1,334)
PUDs removed due to performance	(15)	(10.9)	(437)
PUDs removed from future drilling schedule (a)	(2)	(1.1)	(66)
Acquisition activity	5	3.4	211
PUDs removed due to sale	(2)	(2.0)	(337)
Additions due to performance	104	59.3	5,489
Other	—	(0.4)	(39)
Balance, December 31, 2013	254	168.9	11,665
____________________

(a)
These PUD locations were removed from our PUD inventory because we determined, based upon review of our current inventory and as indicated in our future drilling plans, that these PUD locations are not scheduled to be drilled within five years after initial recognition as proved reserves.

As of December 31, 2013, we identified 75 gross (44.6 net) recompletion and fracture stimulation projects.

Excluding acquisitions, we expect to make capital expenditures of approximately $100 million during the year ending December 31, 2014.

Oil and Natural Gas Derivative Activities

Our business strategy includes entering into oil and natural gas derivative contracts which are designed to mitigate price risk for a majority of our oil, NGL and natural gas production over a three- to five-year period. At December 31, 2013, we had in place oil and natural gas derivatives covering significant portions of our estimated 2014 through 2018 oil and natural gas production. Our derivative contracts are in the form of fixed price swaps, enhanced swaps and three-way collars for NYMEX WTI oil; fixed price swaps and three-way collars for NYMEX Henry Hub, West Texas Waha, ANR-Oklahoma and Rocky Mountain CIG natural gas; and fixed price swaps for the Midland-to-Cushing oil differential.

Marketing and Major Purchasers

For the years ended December 31, 2013, 2012 and 2011, Legacy sold oil, NGL and natural gas production representing 10% or more of total revenues to purchasers as detailed in the table below:

	2013	2012	2011
Enterprise (Teppco) Crude Oil, LP	17%	12%	14%
Plains Marketing, LP	7%	10%	11%

Our oil sales prices are based on formula pricing and calculated either using a discount to NYMEX WTI oil or using the appropriate buyer’s posted price less a regional differential and transportation fee.

Although we believe we could identify a substitute purchaser if we were to lose any of our oil or natural gas purchasers, the loss could temporarily cause a loss or deferral of production and sale of our oil and natural gas in that particular purchaser’s service area. However, if one or more of our larger purchasers ceased purchasing oil or natural gas altogether, the loss of any such purchaser could have a detrimental impact on our short-term production volumes and our ability to find substitute purchasers for our production volumes in a timely manner, though we do not believe this would have a long-term material adverse effect on our operations.

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

Seasonal Nature of Business

Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months thereby affecting the price we receive for natural gas. Seasonal anomalies, such as mild winters or hotter than normal summers, sometimes lessen this fluctuation. Demand for natural gas and NGLs can be particularly weak in the fall and spring which, coupled with high inventory levels, could result in the shut-in and deferral of production. Our Rockies' oil prices suffer relative to WTI in the winter due to reduced demand for asphaltic crude. Refinery turnarounds in the Permian typically occur in the first quarter, and, historically, we have experienced wider oil differentials during this time.

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

We currently own, lease, or operate numerous properties that have been used for oil and natural gas development and production for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, most of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons were not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove previously disposed of substances and wastes, remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination.

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. For instance, we did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2013. Additionally, as of the date of this document, we are not aware of any environmental issues or claims that require material capital expenditures during 2014. However, we cannot assure you that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial position or results of operations.

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

State regulation. The various states regulate the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. For example, Texas currently imposes a 4.6% severance tax on oil production and a 7.5% severance tax on natural gas production. New Mexico currently imposes a 3.75% severance tax on both oil and natural gas production. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources. States may regulate rates of production and may establish maximum daily production allowable from natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from our wells, and to limit the number of wells or locations we can drill.

The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect on us.

Employees

As of December 31, 2013, we had 254 full-time employees, including 22 petroleum engineers, 14 accountants, 2 geologists and 11 landmen, none of whom are subject to collective bargaining agreements. We also contract for the services of independent consultants involved in land, engineering, regulatory, accounting, financial and other disciplines as needed. We believe that we have a favorable relationship with our employees.

Offices

We currently lease approximately 65,768 square feet of office space in Midland, Texas at 303 W. Wall Street, Suite 1800, where our principal offices are located. The lease for our Midland office expires in September 2015. In addition to our principal offices, we have regional offices located in Cody, Wyoming for engineering and accounting staff for our Rocky Mountain operations and in The Woodlands, Texas for engineering staff.

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

Lower oil and natural gas prices may not only decrease our revenues, but also reduce the amount of oil and natural gas that we can produce economically. For example, the drastically lower oil and natural gas prices experienced in the fourth quarter of 2008 rendered more than half of the development projects we had planned at such time uneconomic and resulted in a substantial downward adjustment to our estimated proved reserves. Further, deteriorating commodity prices may cause us to recognize impairments in the value of our oil and natural gas properties. For example, in the year ended December 31, 2013 we incurred impairment charges of $85.8 million, of which $78.0 million was driven largely by commodity price changes. In addition, if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We may incur impairment charges in the future related to depressed commodity prices, which could have a material adverse effect on our results of operations in the period taken.

Fluctuations in price and demand for our natural gas and NGLs may force us to shut in a significant number of our producing wells, which may adversely impact our revenues and ability to pay distributions to our unitholders.

We are subject to great fluctuations in the prices we are paid for our natural gas due to a number of factors including regional demand, weather, demand for NGLs which are recovered from our gas stream, and new natural gas pipelines. Drilling in shale resources has developed large amounts of new natural gas supplies, both from natural gas wells and associated natural gas from oil wells, that have depressed the prices paid for our natural gas and NGLs, and we expect the shale resources to continue to be drilled and developed by our competitors. We also face the potential risk of shut-in natural gas due to high levels of natural gas and NGL inventory in storage, weak demand due to mild weather and the effects of any economic downturns on industrial demand. Lack of NGL storage in Mont Belvieu where our West Texas and New Mexico NGLs are shipped for processing could cause the processors of our natural gas to curtail or shut-in our natural gas wells and potentially force us to shut-in oil wells that produce associated natural gas. For example, following past hurricanes, certain Permian Basin natural gas processors were forced to shut down their plants due to the shutdown of the Texas Gulf Coast NGL fractionators, requiring us to vent or flare the associated natural gas from our oil wells. There is no certainty we will be able to vent or flare natural gas again due to potential changes in regulations. Furthermore, we may encounter problems in restarting production of previously shut-in wells.

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

We depend on our revolving credit facility for future capital needs. Our revolving credit facility, which matures on March 10, 2016, limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion. As of February 20, 2014, our borrowing base was $800 million and we had approximately $425.9 million available for borrowing.

Our revolving credit facility restricts, among other things, our ability to incur debt and pay distributions to our unitholders, and requires us to comply with certain financial covenants and ratios. We may not be able to comply with these restrictions and covenants in the future and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, such as any potential disruptions in the financial markets. Our failure to comply with any of the restrictions and covenants under our revolving credit facility could result in a default under our revolving credit facility. A default under our revolving credit facility could cause all of our existing indebtedness, including our $300 million 8% senior unsecured notes maturing on December 1, 2020 and our $250 million 6.625% senior unsecured notes maturing on December 1, 2021 (collectively, the "Senior Notes"), to be immediately due and payable.

We are prohibited from borrowing under our revolving credit facility to pay distributions to unitholders if the amount of borrowings outstanding under our revolving credit facility reaches or exceeds 100% of the borrowing base, which is the amount of money available for borrowing, as determined semi-annually by our lenders in their sole discretion. The lenders will redetermine the borrowing base based on an engineering report with respect to our oil and natural gas reserves, which will take into account the prevailing oil and natural gas prices and differentials at such time. Any time our borrowings meet or exceed 100% of the then specified borrowing base, our ability to pay distributions to our unitholders in any such quarter is solely dependent on our ability to generate sufficient cash from our operations after such cash flow is first used to cure any borrowing base deficiency.

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

Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Financing Activities.”

Restrictive covenants under the indentures governing our Senior Notes may adversely affect our operations.

The indentures governing our the Senior Notes contains, and any future indebtedness we incur may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

A failure to comply with the covenants in the indentures governing the Senior Notes or any future indebtedness could result in an event of default under the indentures governing the Senior Notes, our revolving credit facility, or any future indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Our debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities.

As of February 20, 2014, we had total long-term debt of approximately $924 million. Our existing and future indebtedness could have important consequences to us, including:

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

Further, the present value of future net cash flows from our proved reserves may not be the current market value of our estimated natural gas and oil reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on the 12-month average oil and gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 932 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which was enacted in July 2010, provides for statutory and regulatory requirements for certain derivative transactions, broadly referred to as “swaps” and which include some oil and gas transactions, including oil and gas hedging transactions, and interest rate swaps. Swaps designated by the CFTC or falling within classes of swaps designated by the CFTC are or will be required to be submitted for clearing on a derivative clearing organization (“DCO”) and, if accepted for clearing, cleared on the DCO. To date, the CFTC has designated only certain interest rate swaps and index credit default swaps for mandatory clearing. Transactions in swaps accepted for clearing must be executed on a board of trade designated as a contract market or a swap execution facility if such swaps are made available for trading on such a board of trade or swap execution facility. The Act provides an exception from application of the Act's clearing and trade execution requirements that certain commercial end-users may elect for swaps they use to hedge or mitigate commercial risks ("End-User Exception"). Although we believe we will be able to elect such exception with respect to most, if not all, of the swaps we enter that are subject to mandatory clearing, if we cannot do so with respect to many of the swaps we enter into, our ability to execute our hedging program efficiently will be adversely affected.
In the event we do not qualify for the End-User Exception, we anticipate that, under regulations adopted under the Act and relevant DCO and other rules, we will be required to post margin in the form of cash collateral for those of our derivative transactions constituting swaps (including our interest rate swaps and commodities-related swaps) that we clear on a DCO. Moreover, the Act requires the CFTC and the federal regulators of banks and other financial institutions to adopt regulations imposing margin requirements for non-cleared swaps that, when adopted, could, in certain circumstances, require us to post margin in the form of cash or other types of collateral for any non-cleared swaps into which we enter. Posting margin in the form of cash collateral with respect to our swaps could cause liquidity issues for us by reducing our ability to use our cash for capital expenditures, distributions to unitholders or other partnership purposes. A requirement to post margin, especially in the form of cash collateral, with respect to any cleared or non-cleared swaps we enter could reduce our ability to execute strategic hedges to reduce commodity price uncertainty and, thus, to protect cash flows. In addition, even if we are not required to post margin for our swaps or to post margin of only immaterial amounts, the banks and other derivatives dealers who are the contractual counterparties to our swaps will be required to comply with the Act's new requirements, and the costs of their compliance will likely be passed on to customers, including us, thus increasing our costs of engaging in hedging transactions, decreasing the benefits of those transactions to us and reducing our cash flows. We currently hedge only with current or former lenders under our Current Credit Agreement, which have collateral in our oil and natural gas properties and do not require us to post cash collateral.
As required by the Act, the CFTC must also adopt limits on the positions that a party may hold in certain contracts relating to physical commodities. After previously adopted position limits rules were vacated by the United States District Court for the District of Columbia, the CFTC has proposed new regulations setting limits on the positions that a party may hold for its own account in specified core futures contracts relating to certain physical commodities, including NYMEX contracts relating to WTI crude oil and Henry Hub natural gas, as well as options and swaps that are economically equivalent to such future contracts, and futures contracts, options contracts, swaps, basis contracts and commodity index contracts linked to such futures contracts or such physical commodities. Under the proposed rule, such position limits would be subject to certain exemptions, including one for positions that qualify as bona fide hedging positions under the proposed rule. If the rule is adopted as proposed and for any reason our contracts relating to such commodities, if any, fail to qualify for an exemption from the position limits, our ability to execute strategic hedges to reduce commodity price uncertainty, and thus to protect cash flows, could be impaired.
Pursuant to the Act’s requirements, the banking regulators have adopted a rule that could require certain of the counterparties to our commodity derivative contracts to spin off some of their derivatives activities to separate entities. Those separate entities could be our counterparties to our swaps and may not be as creditworthy as our current counterparties. If such a counterparty were unable to, or failed to, perform its obligations under swaps to which we were party, our business, results of operations, financial condition and our ability to make cash distributions to our unitholders could be adversely impacted.
The Act and the rules relating to derivative transactions adopted thereunder may significantly increase our cost of entering into and maintaining commodity derivative contracts, materially alter the terms on which we enter derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives contracts as a result of the Act and the related rules, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and make distributions to our unitholders. Finally, the Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our oil and natural gas revenues could therefore be adversely affected if a consequence of the Act is to lower commodity prices. Any of these consequences could have a material adverse impact on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Congress has considered legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing is an important and commonly used process in the completion of unconventional natural gas wells in shale formations, as well as tight conventional formations including many of those that Legacy completes and produces. This process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of these bills have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. In addition, some states have adopted and others are considering legislation to restrict hydraulic fracturing. Several states including Texas and Wyoming have adopted or are considering legislation requiring the disclosure of hydraulic fracturing chemicals. Public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition any additional level of regulation could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

Units eligible for future sale may have adverse effects on our unit price and the liquidity of the market for our units.

We cannot predict the effect of future sales of our units, or the availability of units for future sales, on the market price of or the liquidity of the market for our units. Sales of substantial amounts of units, or the perception that such sales could occur, could adversely affect the prevailing market price of our units. Such sales, or the possibility of such sales, could also make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. The founding investors (the "Founding Investors") and their affiliates, including members of our management, own approximately 18% of our outstanding units. We granted the Founding Investors certain registration rights to have their units registered under the Securities Act. Upon registration, these units will be eligible for sale into the market without volume limitations. Because of the substantial size of the Founding Investors’ holdings, the sale of a significant portion of these units, or a perception in the market that such a sale is likely, could have a significant impact on the market price of our units.

Our acquisitions may prove to be worth less than we paid, or provide less than anticipated proved reserves, production or cash flow because of uncertainties in evaluating recoverable reserves, well performance and potential liabilities as well as uncertainties in forecasting oil and gas prices and future development, production and marketing costs.
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

We may issue an unlimited number of additional units or other equity securities without the approval of our unitholders, which would dilute their existing ownership interest in us.

Our general partner, without the approval of our unitholders, may cause us to issue an unlimited number of additional units or other equity securities. The issuance by us of additional units or other equity securities of equal or senior rank will have the following effects:

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

Despite the fact that we are a limited partnership under Delaware law, it is possible, in certain circumstances, for a partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity. If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which currently has a top marginal rate of 35%, and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available to pay distributions to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders likely causing a substantial reduction in the value of our units.

In addition, changes in current state law may subject us to entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are subject to an entity-level state tax on the portion of our gross income that is apportioned to Texas. If any additional states were to impose a tax upon us as an entity, the cash available for distribution to our unitholders would be reduced.

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

Because our unitholders will be treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, a unitholder's share of our taxable income will be taxable to the unitholder, which may require the payment of U.S. federal income taxes and, in some cases, state and local income taxes on the unitholder's share of our taxable income, whether or not the unitholder receives cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from their share of our taxable income.

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

Investment in our units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from U.S. federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to such a unitholder. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

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

We will be considered to have technically terminated our partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

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

As of December 31, 2013 we owned interests in producing oil and natural gas properties in 664 fields in the Permian Basin, Texas Panhandle, Wyoming, North Dakota, Montana, Oklahoma and several other states, from 8,071 gross productive wells of which 3,734 are operated and 4,337 are non-operated. The following table sets forth information about our proved oil and natural gas reserves as of December 31, 2013. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves. For a definition of “standardized measure,” please see the glossary of terms at the beginning of this annual report on Form 10-K.

	As of December 31, 2013
	Proved Reserves			Standardized Measure
Field	MMBoe	R/P (a)	% Oil and NGLs	Amount (b)	% of Total
				($ in Millions)
Spraberry/War San (c)	12.7	15.3	67%	$237.5	15.3%
Texas Panhandle	5.2	13.2	72	72.5	4.6
New Mexico Lower Abo	2.6	6.1	57	65.1	4.2
East Binger	3.3	12.8	81	60.7	3.9
Lea	2.0	8.0	76	50.4	3.2
Jalmat	2.4	22.6	93	47.6	3.1
Jordan	2.3	10.4	91	44.4	2.9
Deep Rock	1.8	17.9	96	43.9	2.8
Denton	2.2	15.1	86	42.0	2.7
Langlie Mattix	2.0	20.6	88	39.3	2.5
Total — Top 10 fields	36.5	12.9	76%	$703.4	45.2%
All others	51.1	12.0	66	853.6	54.8
Total	87.6	12.4	70%	$1,557.0	100.0%
____________________

(a)	Reserves as of December 31, 2013 divided by annualized fourth quarter production volumes.

(b)
Texas margin taxes and the federal income taxes associated with a corporate subsidiary have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure.

(c)
As the Spraberry/War San field contains 12.7 MMBoe, or 14.5% of total proved reserves of 87.6 MMBoe, the following table presents the production, by product, for the Spraberry/War San field for the last three fiscal years:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except daily production)
Spraberry/War San Field Production:
Oil (MBbls)	555	510	475
Natural gas liquids (Mgal)	240	428	346
Natural gas (MMcf)	1,678	1,599	1,514
Total (Mboe)	840	787	735
Average daily production (Boe per day)	2,301	2,150	2,014

Summary of Oil and Natural Gas Properties and Projects

Our most significant fields are the Spraberry/War San, Texas Panhandle, New Mexico Lower Abo, East Binger, Lea, Jalmat, Jordan, Deep Rock, Denton and Langlie Mattix. As of December 31, 2013, these ten fields accounted for approximately 45% of our Standardized Measure and 42% of our total estimated proved reserves.

Spraberry/War San Field. The Spraberry/War San field is located in Andrews, Howard, Midland, Martin, Reagan and Upton Counties, Texas. This Spraberry/War San field summary includes wells in the War San field which produce from the same formations and in the same area as our Spraberry field wells. This field produces from Spraberry and Wolfcamp age formations from 5,000 to 11,000 feet. We operate 236 active wells (231 producing, 5 injecting) in this field with working interests ranging from 5.5% to 100% and net revenue interests ranging from 4.2% to 90.8%. We also own another 134 non-operated wells (132 producing, 2 injecting). As of December 31, 2013, our properties in the Spraberry/War San field contained 12.7 MMBoe (67% liquids) of net proved reserves with a standardized measure of $237.5 million. The average net daily production from this field was 2,268 Boe/d for the fourth quarter of 2013. The estimated reserve life (R/P) for this field is 15.3 years based on the annualized fourth quarter production rate.

24 wells were drilled on our properties in the Spraberry/War San field in 2013. We have identified 75 more proved undeveloped projects, primarily 40-acre infill drilling locations, and ten behind-pipe or proved developed non-producing recompletion projects in this field. We have also identified several unproved drilling locations in this field.

Texas Panhandle Fields. The Texas Panhandle fields are located in Carson, Gray, Hartley, Hutchinson, Moore, Potter, Sherman and Wheeler Counties, Texas. The fields are produced from multiple formations of Permian age which primarily include the shallow Granite Wash, Brown Dolomite, and Red Cave formations from 2,500 to 4,000 feet. We operate 620 wells (579 producing, 41 injecting) in the Texas Panhandle fields with working interests ranging from 33.3% to 100% and net revenue interests ranging from 25% to 100%. We also own another 413 non-operated wells (401 producing, 12 injecting). As of December 31, 2013, our properties in the Texas Panhandle fields contained 5.2 MMBoe (72% liquids) of net proved reserves with a standardized measure of $72.5 million. The average net daily production from these fields was 1,079 Boe/d for the fourth quarter of 2013. The estimated reserve life (R/P) for these fields is 13.2 years based on the annualized fourth quarter production rate.

New Mexico Lower Abo. The Lower Abo horizontal drilling play includes several fields located in Eddy, Lea and Chaves Counties, New Mexico. The primary fields in this play are Crow Flats, Dog Canyon and County Line Tank. The producing formation in all of these fields is the Lower Abo at depths of 6,350 to 9,500 feet. Legacy acquired all of our wells in this play as part of the COG 2012 Acquisition. We operate 39 wells in the Lower Abo play with working interests ranging from 25% to 100% and net revenue interests ranging from 20.6% to 87.5%. We also own 18 non-operated wells. There has been considerable drilling activity in this area during recent years by the previous operator and operators of our non-operated wells, as 29 of our 39 operated wells have come online since January 1, 2010, which is resulting in significant flush production from these wells. As of December 31, 2013, our properties in the Lower Abo play contained 2.6 MMBoe (57% liquids) of net proved reserves with a standardized measure of $65.1 million. The average net daily production from this field was 1,171 Boe/d for the fourth quarter of 2013. The estimated reserve life (R/P) for the field is 6.1 years based on the annualized fourth quarter production rate, which is materially impacted by the aforementioned flush production from recent drilling activity by the prior operator. We expect this production rate to continue to drop materially in 2014. Our engineers have identified five proved undeveloped drilling projects as well as several unproved drilling projects in this area.

East Binger Field. The East Binger field is located in Caddo County, Oklahoma. The Marchand Sand, at depths of 9,700 to 10,100 feet, is the primary reservoir in the East Binger field. The East Binger Unit, the major property in the field, is an active miscible nitrogen injection project and is operated by Binger Operations, LLC (BOL), of which Legacy owns 50%. BOL operates 85 wells (59 producing, 26 injecting) in the East Binger field, and Legacy owns a working interest of 55.67% and net revenue interest of 46.9% in the East Binger Unit. As of December 31, 2013, our properties in the East Binger field contained 3.3 MMBoe (81% liquids) of net proved reserves with a standardized measure of $60.7 million. The average net daily production from this field was 708 Boe/d for the fourth quarter of 2013. The estimated reserve life (R/P) for the field is 12.8 years based on the annualized fourth quarter production rate. We have identified five proved undeveloped drilling locations in this field.

Lea Field. The Lea field is located in Lea County, New Mexico. Our Lea field properties consist primarily of interests in the Lea Unit and Lea Federal Unit. The majority of the production from these properties is from the Bone Spring formation at depths of 11,100 feet to 16,800 feet. These properties also produce from the Morrow, Devonian, Delaware and Pennsylvania formations at depths ranging from 11,150 feet to 14,500 feet. We operate 30 wells (26 producing, 4 injecting) in the Lea Field with working interests ranging from 12.5% to 100% and net revenue interests ranging from 15.0% to 81.3%. As of December 31, 2013, our properties in the Lea Field contained 2.0 MMBoe (76% liquids) of net proved reserves with a standardized measure of $50.4 million. The average net daily production from this field was 678 Boe/d for the fourth quarter of 2013. The estimated reserve life (R/P) of the field is 8.0 years based on the annualized fourth quarter production rate. Our engineers have identified two additional proved and several unproved undeveloped horizontal Bone Spring drilling locations in the field.

Jalmat Field. The Jalmat field is located in Lea County, New Mexico. Our Jalmat field properties consist primarily of interests in the Cooper Jal Unit, Jalmat Yates Unit and South Langlie Jal Unit. All of the production in the field is from the Yates, Seven Rivers and Queen formations which are under waterflood at depths of 2,900 to 3,800 feet. We operate 135 wells (99 producing, 36 injecting) in the field with working interests ranging from 68.8% to 81.8% and net revenue interests ranging from 53.2% to 70.7%. We also own 21 non-operated wells in the field. As of December 31, 2013, our properties in the Jalmat field contained 2.4 MMBoe (93% liquids) of net proved reserves with a standardized measure of $47.6 million. The average net daily production from this field was 289 Boe/d for the fourth quarter of 2013. The estimated reserve life (R/P) for the field is 22.6 years based on the annualized production rate. Our engineers have identified seven proved undeveloped infill drilling projects and 10 behind-pipe or proved developed non-producing projects in the field.

Jordan Field. The Jordan field is located in Ector and Crane Counties, Texas. The field produces under waterflood from the San Andres formation at depths of 3,100 to 3,800 feet. We operate 116 wells (87 producing, 29 injecting) in the field with working interests ranging from 53.1% to 95.0% and net revenue interests ranging from 39.8% to 76.2%. We also own a 35.9% non-operated working interest and a 29.7% net revenue interest in the Jordan University Unit which contains 180 wells (145 producing, 35 injecting). As of December 31, 2013, our properties in the Jordan field contained 2.3 MMBoe (91% liquids) of net proved reserves with a standardized measure of $44.4 million. The average net daily production from the field was 613 Boe/d for the fourth quarter of 2013. The estimated reserve life (R/P) of the field is 10.4 years based on the annualized fourth quarter production rate. Our engineers have identified 36 proved undeveloped infill drilling projects, and 10 behind-pipe or proved developed non-producing projects and several unproved drilling locations in the field.

Deep Rock Field. The Deep Rock field is located in Andrews County, Texas. Most of the production in the field is from the Glorieta formation at depths of 5,630 to 6,000 feet. The field also produces from the Pennsylvanian, Devonian and Ellenburger formations at depths from 6,000 to 12,200 feet. We acquired the majority of our wells in this field as part of the COG 2012 Acquisition. We operate 175 wells (132 producing, 43 injecting) in the field with working interests ranging from 26.7% to 100% and net revenue interests ranging from 5.8% to 87.5%. We also own

210 non-operated wells (171 producing, 39 injecting). As of December 31, 2013, our properties in the Deep Rock field contained 1.8 MMBoe (96% liquids) of net proved reserves with a standardized measure of $43.9 million. The average net daily production from this field was 282 Boe/d for the fourth quarter of 2013. The estimated reserve life (R/P) for the field is 17.9 years based on the annualized production rate. Our engineers have identified four proved undeveloped projects and one proved developed non-producing project in the field. We also have several additional unproved drilling locations and multiple unproved developed non-producing projects in the field.

Denton Field. The Denton field is located in Lea County, New Mexico. The Devonian Formation at depths of 11,000 to 12,700 feet is the primary reservoir in the Denton field. Additional production has been developed in the Wolfcamp Formation at depths of 8,900 to 9,600 feet. We operate 23 wells in the Denton field with working interests ranging from 25% to 100% and net revenue interests ranging from 21.8% to 87.5%. We also own another nine wells (seven producing, two injecting) with a 15% non-operated working interest and a 13.1% net revenue interest. As of December 31, 2013, our properties in the Denton field contained 2.2 MMBoe (86% liquids) of net proved reserves with a standardized measure of $42.0 million. The average net daily production from this field was 406 Boe/d for the fourth quarter of 2013. The estimated reserve life (R/P) for the field is 15.1 years based on the annualized fourth quarter production rate.

Langlie Mattix Field. The Langlie Mattix field is located in Lea County, New Mexico. The primary reservoir in this field is the Queen formation at depths of 3,400 to 3,800 feet. We operate 97 wells (72 producing, 25 injecting) in the Langlie Mattix Penrose Sand Unit, a subdivision of the Langlie Mattix Field, with a 59.0% average working interest and a 50.7% average net revenue interest. We also operate 48 wells (47 producing, 1 injecting) in the Skelly Penrose A Unit with a 100% working interest and a 86.8% net revenue interest. We also operate 78 wells (37 producing, 41 injecting) in the Langlie Jal Unit with a 70.3% working interest and a 55.7% net revenue interest, as well as five other properties with eight active producing wells with an average net working interest of 95.9% and 80.8% average net revenue interests. As of December 31, 2013, our properties in the Langlie Mattix field contained 2.0 MMBoe (88% liquids) of net proved reserves with a standardized measure of $39.3 million. The average net daily production from this field was 264 Boe/d for the fourth quarter of 2013. The estimated reserve life (R/P) for the field is 20.6 years based on the annualized fourth quarter production rate.

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

The following information represents estimates of our proved reserves as of December 31, 2013, 2012 and 2011. These reserve estimates have been prepared in compliance with the SEC rules and accounting standards using current costs and the average annual prices based on the unweighted arithmetic average of the first-day-of-the-month price for each month in the years ended December 31, 2013, 2012 and 2011. As a result of this methodology, we used an average WTI posted price of $93.42 per Bbl for oil and an average Platts' Henry Hub natural gas price of $3.67 per MMBtu to calculate our estimate of proved reserves as of December 31, 2013. Please see the table below.

	As of December 31,
	2013	2012	2011
Reserve Data:
Estimated net proved reserves:
Oil (MMBbls)	57.0	52.0	38.2
Natural Gas Liquids (MMBbls)	4.1	4.6	4.8
Natural Gas (Bcf)	159.0	159.3	122.6
Total (MMBoe)	87.6	83.2	63.4
Proved developed reserves (MMBoe)	75.9	75.0	55.4
Proved undeveloped reserves (MMBoe)	11.7	8.2	8.0
Proved developed reserves as a percentage of total proved reserves	87%	90%	87%
Standardized measure (in millions)(a)	$1,557.0	$1,425.9	$1,140.4
Oil and Natural Gas Prices(b)
Oil - WTI per Bbl	$93.42	$91.17	$92.71
Natural gas - Henry Hub per MMBtu	$3.67	$2.76	$4.12
____________________

(a)
Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission (using current costs and the average annual prices based on the unweighted arithmetic average of the first-day-of-the-month price) without giving effect to non-property related expenses such as general administrative expenses and debt service or to depletion, depreciation and amortization and discounted using an annual discount rate of 10%. For the purpose of calculating the standardized measure, the costs and prices are unescalated. Federal income taxes have not been deducted from future production revenues in the calculation of standardized measure as each partner is separately taxed on its share of Legacy's taxable income. In addition, Texas margin taxes and the federal income taxes associated with a corporate subsidiary have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure. Standardized measure does not give effect to derivative transactions. For a description of our derivative transactions, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Investing Activities.”

(b)
Oil and natural gas prices as of each date are based on the unweighted arithmetic average of the first-day-of-the-month price for each month, with these representative prices adjusted by property to arrive at the appropriate net sales price, which is held constant over the economic life of the property.

Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells on which a relatively major expenditure is required for recompletion.

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

From time to time, we engage LaRoche to prepare a reserve and economic evaluation of properties that we are considering purchasing. Neither LaRoche nor any of its employees have any interest in those properties, and the compensation for these engagements is not contingent on their estimates of reserves and future net revenues for the subject properties. During 2013, 2012 and 2011, we paid LaRoche approximately $400,646, $306,861 and $337,372, respectively, for such reserve and economic evaluations as well as its annual reserve report.

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

Legacy’s Corporate Planning Manager is the reservoir engineer primarily responsible for overseeing the preparation of reserve estimates by the third-party engineering firm, LaRoche. He has held a wide variety of technical and supervisory positions during a 36-year career with four publicly traded oil and natural gas producing companies, including Legacy. He has over 26 years of SEC reserve report preparation experience in addition to continuing education courses on reserve estimation and reporting, including one in 2009 covering the effect of the SEC’s Final Rule, Modernization of Oil and Gas Reporting. For the professional qualifications of the primary person responsible for the third party reserve evaluation, please see the last paragraph of Exhibit 99.1 - Summary Reserve Report from LaRoche Petroleum Consultants, Ltd.

Production and Price History

The following table sets forth a summary of unaudited information with respect to our production and sales of oil and natural gas for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012(a)	2011
Production:
Oil (MBbls)	4,475	3,337	2,951
Natural gas liquids (MGal)	13,272	14,607	14,559
Gas (MMcf)	14,328	10,417	8,842
Total (MBoe)	7,179	5,421	4,771
Average daily production (Boe per day)	19,668	14,811	13,071
Average sales price per unit (excluding commodity derivative cash settlements):
Oil (per Bbl)	$90.62	$85.78	$89.62
NGL (per Gal)	$1.06	$1.00	$1.30
Gas (per Mcf)	$4.60	$4.38	$6.05
Combined (per Boe)	$67.63	$63.91	$70.61
Average sales price per unit (including commodity derivative cash settlements):
Oil (per Bbl)	$87.46	$82.72	$85.78
NGL (per Gal)	$1.06	$1.00	$1.30
Gas (per Mcf)	$5.09	$5.93	$7.41
Combined (per Boe)	$66.64	$65.00	$70.74
Average unit costs per Boe:
Production costs, excluding production and other taxes	$19.89	$19.08	$18.37
Ad valorem taxes	$1.65	$1.76	$1.95
Production and other taxes	$4.11	$3.83	$4.26
General and administrative	$4.03	$4.52	$4.84
Depletion, depreciation and amortization	$22.07	$18.84	$18.48
____________________

(a)	Reflects the production and operating results of the COG 2012 Acquisition properties from the closing date on December 20, 2012 through December 31, 2012.

Productive Wells

The following table sets forth information at December 31, 2013 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the product of our fractional working interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Operated	3,198	2,543	536	446	3,734	2,989
Non-operated	3,280	380	1,057	109	4,337	489
Total	6,478	2,923	1,593	555	8,071	3,478

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2013 relating to our leasehold acreage.

	Developed Acreage(a)		Undeveloped Acreage(b)
	Gross(c)	Net(d)	Gross(c)	Net(d)
Total	898,824	369,047	217,299	64,164
____________________

(a)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.

(b)
Undeveloped acres are acres which are not held by commercially producing wells, regardless of whether such acreage contains proved reserves. All of our proved undeveloped locations are located on acreage currently held by production. As the economic viability of any potential oil and natural gas development related to these acres is remote, we have assigned no value to our acreage not held by production and thus the minimum remaining term of the leases is immaterial to us.

(c)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.

(d)
A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the product of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Drilling Activity

The following table sets forth information with respect to wells completed by Legacy during the years ended December 31, 2013, 2012 and 2011. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the numbers of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of oil and natural gas, regardless of whether they produce a reasonable rate of return.

	Year Ended December 31,
	2013	2012	2011
Gross:
Development
Productive	104	57	92
Dry	—	—	—
Total	104	57	92
Exploratory
Productive	2	3	—
Dry	—	—	—
Total	2	3	—
Net:
Development
Productive	28.3	21.4	32.3
Dry	—	—	—
Total	28.3	21.4	32.3
Exploratory
Productive	0.1	0.15	—
Dry	—	—	—
Total	0.1	0.15	—

Summary of Development Projects

We are currently pursuing an active development strategy. For the year ended December 31, 2013, we invested approximately $94.0 million in implementing our development strategy, including $63.6 million related to the development of proved undeveloped reserves. We estimate that our capital expenditures for the year ending December 31, 2014 will be approximately $100 million for development drilling, recompletions and fracture stimulation and other development-related projects to implement this strategy. All of these development projects are located in the Permian Basin, Wyoming, North Dakota and the East Binger field in Oklahoma. We will consider adjustments to this capital program based on our assessment of additional development opportunities that are identified during the year and the cash available to invest in our development projects.

Operations

General

We operate approximately 78% of our net daily production of oil and natural gas. We design and manage the development, recompletion or workover for all of the wells we operate and supervise operation and maintenance activities. We do not own drilling rigs or any material oil field services equipment used for drilling or maintaining wells on properties we operate. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We employ drilling, production, and reservoir engineers, contract geologists and other specialists who have worked and will work to improve production rates, increase reserves, and lower the cost of operating our oil and natural gas properties. We also employ field operating personnel including production superintendents, production foremen, production technicians and lease operators. We charge the non-operating partners an operating fee for operating the wells, typically on a fee per well-operated basis proportionate to each owner's working interest. Our non-operated wells are managed by third-party operators who are typically independent oil and natural gas companies.

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

Derivative Activity

We enter into derivative transactions with unaffiliated third parties with respect to oil and natural gas prices to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in oil and natural gas prices. We have entered into derivative contracts in the form of fixed price swaps for NYMEX WTI oil, NYMEX Henry Hub natural gas, West Texas Waha natural gas, ANR-Oklahoma natural gas and Rocky Mountain CIG natural gas as well as Midland-to-Cushing crude oil basis differentials. We have also entered into multiple NYMEX WTI oil derivative three-way collar contracts and enhanced swap contracts, as well as NYMEX Henry Hub natural gas three-way collar contracts. We also enter into derivative transactions with respect to LIBOR interest rates to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in LIBOR interest rates. All of our interest rate derivative transactions are LIBOR interest rate swaps. Our derivatives swap floating LIBOR rates for fixed rates. All of these commodity and interest rate contracts were executed in a costless manner, requiring no payment of premiums. Furthermore, all of our current derivative counterparties are current or former members of our bank group. For a more detailed discussion of our derivative activities, please read “Business – Oil and Natural Gas Derivative Activities,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flow from Operations” and “— Quantitative and Qualitative Disclosures About Market Risk.”

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

Our units, which were first offered and sold to the public on January 12, 2007, are listed on the NASDAQ Global Select Market under the symbol “LGCY.” As of February 20, 2014, there were 57,514,735 units outstanding, held by approximately 107 holders of record, including units held by our Founding Investors.

The following table presents the high and low sales prices for our units during the periods indicated (as reported on the NASDAQ Global Select Market) and the amount of the quarterly cash distributions we paid on each of our units with respect to such periods.

	Price Ranges		Cash Distribution	Cash Distribution
2013	High	Low	per Unit	to General Partner
First Quarter	$27.79	$24.20	$0.575	$10,529
Second Quarter	$28.70	$24.77	$0.580	$10,620
Third Quarter	$28.24	$24.62	$0.585	$10,712
Fourth Quarter	$29.49	$26.29	$0.590	$10,803 (a)
	Price Ranges		Cash Distribution	Cash Distribution
2012	High	Low	per Unit	to General Partner
First Quarter	$30.07	$27.11	$0.555	$10,163
Second Quarter	$29.48	$23.16	$0.560	$10,254
Third Quarter	$29.40	$24.90	$0.565	$10,346
Fourth Quarter	$29.93	$22.33	$0.570	$10,437
____________________

(a)	This distribution was paid to our general partner concurrent with our distribution to unitholders on February 14, 2014.

Distribution Policy

Our primary business objective is to generate stable cash flows allowing us to make cash distributions to our unitholders. The aggregate quarterly amount of cash distributions to our unitholders is a distribution of Available Cash as required by our partnership agreement. Under our partnership agreement, Available Cash is defined generally to mean, cash on hand at the end of each quarter, plus working capital borrowings made after the end of the quarter, less cash reserves determined by our general partner, in its sole discretion, to be necessary and appropriate to provide for:

•	the conduct of our business (including reserves for future capital expenditures, future debt service requirements and our anticipated capital needs);

•	compliance with applicable law or any of our debt instruments or other agreements; and

•	future distributions to our unitholders for any of the upcoming four quarters.

We currently pay quarterly cash distributions of $0.59 per unit.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Legacy’s financial statements and related notes included elsewhere in this annual report on Form 10-K. The operating results of the properties acquired have been included from their respective acquisition dates as discussed below.

	Years Ended December 31,
	2013	2012(a)	2011	2010(b)	2009
	(In thousands, except per unit data)
Statement of Operations Data:
Revenues:
Oil sales	$405,536	$286,254	$264,473	$172,754	$103,319
Natural gas liquids sales	14,095	14,592	18,888	13,670	11,565
Natural gas sales	65,858	45,614	53,524	29,965	22,395
Total revenues	485,489	346,460	336,885	216,389	137,279
Expenses:
Oil and natural gas production	154,679	112,951	96,914	69,228	48,814
Production and other taxes	29,508	20,778	20,329	12,683	8,145
General and administrative	28,907	24,526	23,084	19,265	15,502
Depletion, depreciation, amortization
and accretion	158,415	102,144	88,178	62,894	58,763
Impairment of long-lived assets	85,757	37,066	24,510	13,412	9,207
(Gain) loss on disposal of assets	579	(2,496)	(625)	592	378
Total expenses	457,845	294,969	252,390	178,074	140,809
Operating income (loss)	27,644	51,491	84,495	38,315	(3,530)
Other income (expense):
Interest income	776	16	15	10	9
Interest expense	(50,089)	(20,260)	(18,566)	(25,766)	(13,222)
Equity in income of partnerships	559	111	138	97	31
Net gains (losses) on commodity derivatives	(13,531)	38,493	6,857	(1,400)	(75,554)
Other	18	(118)	152	90	(11)
Income (loss) before income taxes	(34,623)	69,733	73,091	11,346	(92,277)
Income taxes	(649)	(1,096)	(1,030)	(537)	(554)
Net income (loss) from continuing operations	$(35,272)	$68,637	$72,061	$10,809	$(92,831)
Income (loss) per unit
Basic and diluted	$(0.62)	$1.40	$1.63	$0.27	$(2.89)
Distributions paid per unit	$2.31	$2.23	$2.14	$2.08	$2.08

Cash Flow Data:
Net cash provided by operating activities	$241,134	$149,641	$184,237	$101,371	$37,476
Net cash provided by (used in)
investing activities	$(209,401)	$(696,279)	$(206,816)	$(285,246)	$23,294
Net cash provided by (used in)
financing activities	$(32,658)	$546,996	$22,252	$183,136	$(59,053)
Capital expenditures	$204,911	$704,191	$207,565	$311,277	$22,734

	Historical As of December 31,
	2013	2012(a)	2011	2010(b)	2009
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$2,584	$3,509	$3,151	$3,478	$4,217
Other current assets	72,115	84,401	56,634	47,120	45,394
Oil and natural gas properties, net of
accumulated depletion, depreciation
and amortization	1,535,429	1,571,926	959,329	843,836	575,425
Other assets	49,705	30,163	24,374	14,992	28,457
Total assets	$1,659,833	$1,689,999	$1,043,488	$909,426	$653,493
Current liabilities	$93,890	$103,723	$97,450	$72,955	$54,226
Long term debt	878,693	775,838	337,000	325,000	237,000
Other long-term liabilities	176,854	140,158	120,703	119,732	83,607
Unitholders’ equity	510,396	670,280	488,335	391,739	278,660
Total liabilities and unitholders’ equity	$1,659,833	$1,689,999	$1,043,488	$909,426	$653,493
____________________

(a)
Reflects Legacy’s purchase of the oil and natural gas properties acquired in the COG 2012 Acquisition as of the date of the acquisition. Consequently, the operations of these acquired properties are only included for the period from the closing date of the acquisition through December 31, 2012 and thereafter.

(b)
Reflects Legacy’s purchase of the oil and natural gas properties acquired in the Wyoming Acquisition and in the acquisition of certain oil and natural gas properties located primarily in the Permian Basin from a subsidiary of Concho Resources, Inc. ("COG 2010 Acquisition") as of the date of their respective acquisitions. Consequently, the operations of these acquired properties are only included for the period from the closing dates of such acquisitions through December 31, 2010 and thereafter.

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

Overview

Because of our rapid growth through acquisitions and development of properties, historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results. The operating results of the acquisition of certain oil and natural gas properties located primarily in the Permian Basin from a subsidiary of Concho Resources, Inc (the “COG 2012 Acquisition”) have been included since December 20, 2012. During 2013, we consummated $108.4 million of acquisitions, excluding $11.0 million of non-cash asset retirement obligations, consisting of 16 individually immaterial transactions. The operating results of these acquisitions have been included from their respective acquisition dates.

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

Our revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. As set forth under “Investing Activities,” we have entered into oil, NGL and natural gas derivatives designed to mitigate the effects of price fluctuations covering a significant portion of our expected production, which allows us to mitigate, but not eliminate, oil, NGL and natural gas price risk. We continuously conduct financial sensitivity analyses to assess the effect of changes in pricing and production. These analyses allow us to determine how changes in oil and natural gas prices will affect our ability to execute our capital investment programs and to meet future financial obligations. Further, the financial analyses allow us to monitor any impact such changes in oil and natural gas prices may have on the value of our proved reserves and their impact on any redetermination to our borrowing base under our revolving credit facility.

Legacy does not specifically designate derivative instruments as cash flow hedges; therefore, the mark-to-market adjustment reflecting the change in fair value associated with these instruments is recorded in current earnings.

We strive to increase our production levels to maximize our revenue and cash available for distribution. Additionally, we continuously monitor our operations to ensure that we are incurring operating costs at the optimal level. Accordingly, we continuously monitor our production and operating costs per well to determine if any wells or properties should be shut-in or recompleted.

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

Operating Data
The following table sets forth our selected financial and operating data for the periods indicated.

	Year Ended December 31,
	2013	2012(b)	2011
	(In thousands, except per unit data and production)
Revenues
Oil sales	$405,536	$286,254	$264,473
Natural gas liquids sales	14,095	14,592	18,888
Natural gas sales	65,858	45,614	53,524
Total revenues	$485,489	$346,460	$336,885
Expenses:
Oil and natural gas production	$142,798	$103,409	$87,626
Ad valorem taxes	11,881	9,542	9,288
Total	$154,679	$112,951	$96,914
Production and other taxes	$29,508	$20,778	$20,329
General and administrative excluding LTIP	$24,093	$20,980	$19,063
LTIP expense	4,814	3,546	4,021
Total general and administrative	$28,907	$24,526	$23,084
Depletion, depreciation, amortization and accretion	$158,415	$102,144	$88,178
Commodity derivative cash settlements:
Oil derivative cash settlements paid	(14,160)	(10,211)	(11,335)
Natural gas derivative cash settlements received	7,104	16,113	11,972
Total commodity derivative cash settlements	(7,056)	5,902	637
Production:
Oil (MBbls)	4,475	3,337	2,951
Natural gas liquids (MGal)	13,272	14,607	14,559
Natural gas (MMcf)	14,328	10,417	8,842
Total (MBoe)	7,179	5,421	4,771
Average daily production (Boe/d)	19,668	14,811	13,071
Average sales price per unit (excluding commodity derivative cash settlements):
Oil price (per Bbl)	$90.62	$85.78	$89.62
Natural gas liquids price (per Gal)	$1.06	$1.00	$1.30
Natural gas price (per Mcf)(a)	$4.60	$4.38	$6.05
Combined (per Boe)	$67.63	$63.91	$70.61
Average sales price per unit (including commodity derivative cash settlements):
Oil price (per Bbl)	$87.46	$82.72	$85.78
Natural gas liquids price (per Gal)	$1.06	$1.00	$1.30
Natural gas price (per Mcf)(a)	$5.09	$5.93	$7.41
Combined (per Boe)	$66.64	$65.00	$70.74

Average WTI oil spot price (per Bbl)	$97.98	$94.05	$94.88
Average Henry Hub natural gas index price (per Mcf)	$3.66	$2.79	$4.04

Average unit costs per Boe:
Production costs, excluding production and other taxes	$19.89	$19.08	$18.37
Ad valorem taxes	$1.65	$1.76	$1.95
Production and other taxes	$4.11	$3.83	$4.26
General and administrative excluding LTIP	$3.36	$3.87	$4.00
Total general and administrative	$4.03	$4.52	$4.84
Depletion, depreciation, amortization and accretion	$22.07	$18.84	$18.48
____________________

(a)
We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content contained within those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin and for Legacy as a whole are higher than Henry Hub natural gas index prices due to this NGL content.

(b)	Reflects the production and operating results of the oil and natural gas properties acquired in the COG 2012 Acquisition from the closing date of the acquisition through December 31, 2012.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Legacy’s revenues from the sale of oil were $405.5 million and $286.3 million for the years ended December 31, 2013 and 2012, respectively. Legacy’s revenues from the sale of NGLs were $14.1 million and $14.6 million for the years ended December 31, 2013 and 2012, respectively. Legacy’s revenues from the sale of natural gas were $65.9 million and $45.6 million for the years ended December 31, 2013 and 2012, respectively. The $119.3 million increase in oil revenue reflects an increase in oil production of 1,138 MBbls (34%) combined with an increase in average realized price of $4.84 per Bbl (6%) to $90.62 for the year ended December 31, 2013 from $85.78 for the year ended December 31, 2012. The increase in production is due primarily to 1,005 MBbls of oil production related to Legacy's purchase of oil and natural gas properties in the COG 2012 Acquisition, and, to a lesser extent, production from our other acquisitions of additional oil and natural gas properties and our development activities that were primarily focused on oil-weighted projects in the Permian Basin. The increase in realized oil price was primarily caused by an increase in the average WTI crude oil price of $3.93, and to a lesser extent, improvements in our crude oil differentials in the Rocky Mountain and Permian Basin regions during the year ended December 31, 2013 compared to the same period in 2012. The $0.5 million decrease in NGL revenues reflects a decrease in NGL production of 1,335 MGal (9%) during 2013, partially offset by an increase in realized NGL price of $0.06 per Gal (6%) to $1.06 per Gal for the year ended December 31, 2013 from $1.00 per Gal for the year ended December 31, 2012. The $20.2 million increase in natural gas revenues reflects an increase in our natural gas production volumes combined with an increase in our realized natural gas prices. Our natural gas production increased by approximately 3,911 MMcf (38%), primarily due to our acquisitions, most notably the COG 2012 Acquisition (4,650 MMcf), as well as our development activities, which were partially offset by third party infrastructure issues that adversely impacted our natural gas production mostly in the Permian Basin during 2013. Average realized gas prices increased by $0.22 per Mcf (5%) to $4.60 per Mcf for the year ended December 31, 2013 from $4.38 per Mcf for the year ended December 31, 2012, as a significant increase in dry natural gas prices was mostly offset by a worsening of differentials primarily due to the curtailment of a portion of our NGL-rich natural gas production in the Permian Basin in 2013.

For the year ended December 31, 2013, Legacy recorded $13.5 million of net losses on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivative contracts during the period and are primarily based on oil and natural gas futures prices. The net loss recognized during 2013 was primarily due to increased oil futures prices for 2013 and 2014 and, to a lesser extent, higher natural gas futures prices partially offset by the impact of lower oil futures prices beyond 2014. For the year ended December 31, 2012, Legacy recorded $38.5 million of net gains on oil and natural gas derivatives. Settlements of such contracts resulted in cash payments of $7.1 million and cash receipts of $5.9 million during 2013 and 2012, respectively.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $142.8 million ($19.89 per Boe) for the year ended December 31, 2013 from $103.4 million ($19.08 per Boe) for the year ended December 31, 2012. Production expenses increased primarily due to $30.8 million of expenses related to properties acquired in the COG 2012 Acquisition, the acquisition of other oil and natural gas properties and, to a lesser extent, expenses associated with Legacy's development activities. Additionally, production expenses per Boe increased in 2013 compared to 2012 due to industry-wide cost increases and third-party infrastructure issues that negatively impacted our production for the period. Legacy’s ad valorem tax expense increased to $11.9 million ($1.65 per Boe) for the year ended December 31, 2013 from $9.5 million ($1.76 per Boe) for the year ended December 31, 2012 due to increased well counts acquired in connection with the COG 2012 Acquisition and the acquisition of additional oil and natural gas properties.

Legacy’s production and other taxes were $29.5 million and $20.8 million for the years ended December 31, 2013 and 2012, respectively. Production and other taxes increased because of higher total revenues in 2013, as production and other taxes are assessed as a percentage of revenue and that percentage remained relatively unchanged between 2013 and 2012.

Legacy’s general and administrative expenses were $28.9 million and $24.5 million for the years ended December 31, 2013 and 2012, respectively. General and administrative expenses increased approximately $4.4 million between periods primarily due to $2.9 million of increased salary and benefit expenses, net of overhead recovery, due to the hiring of additional personnel commensurate with the growth of our asset base and $1.3 million of increased unit-based compensation due to an increase in our unit price between December 31, 2012 and December 31, 2013.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $158.4 million and $102.1 million for the years ended December 31, 2013 and 2012, respectively. DD&A increased primarily due to approximately $48.6 million of depletion expense related to the properties acquired in the COG 2012 Acquisition and development activity during the year ended December 31, 2013. Our depletion rate per Boe for the year ended December 31, 2013 was $22.07 compared to $18.84 for the year ended December 31, 2012. This increase is primarily driven by the COG 2012 Acquisition and other recent acquisitions, which have a higher costs basis than our historical assets.

Impairment expense was $85.8 million and $37.1 million for the years ended December 31, 2013 and 2012, respectively. In 2013, Legacy recognized $78.0 million of impairment expense in 98 separate producing fields, due primarily to the decrease in commodity prices primarily related to natural gas differentials during the year ended December 31, 2013, combined with higher lifting costs, which decreased the expected future cash flows below the carrying value of the assets. The remaining $7.8 million was impairment of unproved properties acquired since 2010 that are no longer viable. In 2012, Legacy recognized impairment expense of $22.8 million in 64 separate producing fields due primarily to the decrease in commodity prices during the year ended December 31, 2012 combined with higher lifting costs, which decreased the expected future cash flows below the carrying value of the assets. In 2012, Legacy also recognized $6.5 million of impairment related to the reduction in the carrying value of a property that Legacy entered into an option to sell. Finally, Legacy recognized $7.8 million of impairment of goodwill during 2012 related to a decline in oil futures prices between announcement and closing date of a transaction, as hedging does not impact the associated fair value of properties for purposes of measuring impairment.

Interest expense was $50.1 million and $20.3 million for the years ended December 31, 2013 and 2012, respectively. The increase in interest expense is primarily due to $35.1 million of interest expense related to the issuance of the Senior Notes in December 2012 and May 2013. This increase was partially offset by reduced interest rate expenses related to our interest rate swaps, which decreased by $3.3 million to $1.2 million in 2013 from $4.5 million in 2012. Cash payments on our interest rate swaps were $6.0 million and $7.0 million in 2013 and 2012, respectively.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Legacy’s revenues from the sale of oil were $286.3 million and $264.5 million for the years ended December 31, 2012 and 2011, respectively. Legacy’s revenues from the sale of NGLs were $14.6 million and $18.9 million for the years ended December 31, 2012 and 2011, respectively. Legacy’s revenues from the sale of natural gas were $45.6 million and $53.5 million for the years ended December 31, 2012 and 2011, respectively. The $21.8 million increase in oil revenue reflects an increase in oil production of 386 MBbls (13%) due primarily to acquisitions of producing properties during 2012, including twelve days of production from the COG 2012 Acquisition, and, to a lesser extent, our development activities that were primarily focused on oil-weighted projects in the Permian Basin. These production increases were partially offset by a $3.84 per Bbl (4%) decrease in realized oil sales price from $89.62 for the year ended December 31, 2011, to $85.78 for the year ended December 31, 2012. This decrease in realized oil price was primarily caused by an increased average oil differential of approximately $2.75 per Bbl as well as a lower average price of WTI crude oil. The $4.3 million decrease in NGL revenues reflects a decrease in realized NGL price of $0.30 per Gal (23%) from $1.30 per Gal for the year ended December 31, 2011, to $1.00 per Gal for the year ended December 31, 2012. The $7.9 million decrease in natural gas revenues reflects a $1.67 per Mcf (28%) decrease in natural gas sales price from $6.05 per Mcf for the year ended December 31, 2011 to $4.38 per Mcf for the year ended December 31, 2012, which primarily reflects a lower weighted average NYMEX Henry Hub index natural gas prices of approximately $1.24 per MMbtu in 2012. We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content contained within those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin and for Legacy as a whole are substantially higher than NYMEX Henry Hub natural gas prices due to this NGL content. Along with lower weighted average NYMEX Henry Hub prices in 2012 compared to 2011, our realized natural gas prices also reflect lower positive differentials in 2012 over NYMEX Henry Hub prices, which reflects the lower average prices of the NGL content in our Permian Basin natural gas production during 2012 compared to 2011. This realized price decline was partially offset by an increase in natural gas production of approximately 1,575 MMcf (18%) due primarily to the full year impact during 2012 of our 2011 acquisitions of producing properties which were natural gas-weighted and, to a lesser extent, twelve days of production from the COG 2012 Acquisition, our other 2012 acquisitions and our development activities. The Wolfberry play, which is our primary focus of development activity in the Permian Basin, produces mostly oil but also a significant amount of NGL-rich casinghead natural gas.

For the year ended December 31, 2012, Legacy recorded $38.5 million of net gains on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivative contracts during the period and are primarily based on oil and natural gas futures prices. Accordingly, the net gain recognized during the year ended December 31, 2012 is primarily due to a decrease in oil futures prices and, to a lesser extent, a decrease in natural gas futures prices during the period. For the year ended December 31, 2011, Legacy recorded $6.9 million of net gains on oil and natural gas derivatives. Settlements of such contracts resulted in cash receipts of $5.9 million and $0.6 million during 2012 and 2011, respectively.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $103.4 million ($19.08 per Boe) for the year ended December 31, 2012 from $87.6 million ($18.37 per Boe) for the year ended December 31, 2011. Production expenses increased primarily because of (i) $5.1 million related to increases in workover and other one-time well failure related expenses due to both increases in number of incidents as well as average cost per job, (ii) $0.8 million of increased production expenses for the twelve days of activity related to the COG 2012 Acquisition and (iii) production expenses from other acquisitions. Legacy’s ad valorem tax expense increased to $9.5 million ($1.76 per Boe) for the year ended December 31, 2012 from $9.3 million ($1.95 per Boe) for the year ended December 31, 2011 primarily due to the properties acquired during 2012.

Legacy’s production and other taxes were $20.8 million and $20.3 million for the years ended December 31, 2012 and 2011, respectively. Production and other taxes increased because of higher total revenues in 2013, as production and other taxes are assessed as a percentage of revenue and that percentage remained relatively unchanged between 2012 and 2011.

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

Interest expense was $20.3 million and $18.6 million for the years ended December 31, 2012 and 2011, respectively. The increase in interest expense is primarily due to $2.0 million of interest expense related to the issuance of the 2020 Senior Notes (defined below) in December 2012 as well as a higher average debt balance under our revolving credit facility during 2012 compared to 2011. This increase was partially offset by reduced interest rate expenses related to our interest rate swaps, which decreased by $0.9 million to $4.5 million in 2012 from $5.4 million in 2011. Cash settlements on our interest rate swaps were $7.0 million and $7.4 million in 2012 and 2011, respectively.

Non-GAAP Financial Measure

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

Adjusted EBITDA is defined as net income (loss) plus:

•	Interest expense;

•	Income taxes;

•	Depletion, depreciation, amortization and accretion;

•	Impairment of long-lived assets;

•	(Gain) loss on sale of partnership investment;

•	(Gain) loss on disposal of assets;

•	Equity in (income) loss of equity method investees;

•	Unit-based compensation expense (benefit) related to LTIP unit awards accounted for under the equity or liability methods;

•	Minimum payments received in excess of overriding royalty interest earned;

•	Equity in EBITDA of equity method investee;

•	Net (gains) losses on commodity derivatives; and

•	Net cash settlements received (paid) on commodity derivatives.

The following table presents a reconciliation of Legacy’s consolidated net income (loss) to Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011, respectively.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income (loss)	$(35,272)	$68,637	$72,061
Plus:
Interest expense	50,089	20,260	18,566
Income tax expense	649	1,096	1,030
Depletion, depreciation, amortization and accretion	158,415	102,144	88,178
Impairment of long-lived assets	85,757	37,066	24,510
(Gain) loss on disposal of assets	579	(2,496)	(625)
Equity in income of equity method investees	(559)	(111)	(138)
Unit-based compensation expense	4,814	3,546	4,021
Minimum payments received in excess of overriding royalty interest earned(a)	1,051	—	—
Equity in EBITDA of equity method investee(b)	727	—	—
Net (gains) losses on commodity derivatives	13,531	(38,493)	(6,857)
Net cash settlements received (paid) on commodity derivatives	(7,056)	5,902	637
Adjusted EBITDA	$272,725	$197,551	$201,383

(a) A portion of minimum payments received in excess of overriding royalties earned under a contractual agreement expiring December 31, 2019. The remaining amount of the minimum payments are recognized in net income.

(b) EBITDA applicable to equity method investee is defined as the equity method investee's net income plus interest expense and depreciation.

For the year ended December 31, 2013, Adjusted EBITDA increased 38% to $272.7 million from $197.6 million for the year ended December 31, 2012. This increase is due primarily to increased production from the COG 2012 Acquisition, other acquisitions and development activities, as well as higher realized commodity prices. This increase was partially offset by higher commodity derivative settlement payments of approximately $13.0 million as well as higher expenses and taxes. For the year ended December 31, 2012, Adjusted EBITDA decreased 2% to $197.6 million from $201.4 million for the year ended December 31, 2011. This decrease is due primarily to higher expenses, including increases in production expenses, production taxes and general and administrative expenses that totaled $17.9 million during 2012. This increase was partially offset by Legacy’s $9.6 million increase in revenues and an increase in cash receipts on commodity derivatives of $5.3 million during 2012 compared to 2011.

Capital Resources and Liquidity

Legacy’s primary sources of capital and liquidity have been cash flow from operations, the issuance of notes, the issuance of additional units, proceeds from bank borrowings or a combination thereof. To date, Legacy’s primary use of capital has been for the acquisition and development of oil and natural gas properties and the repayment of bank borrowings.

As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in growing reserves and production will be highly dependent on capital resources available to us and our success in acquiring and developing additional hydrocarbon reserves. We actively review acquisition opportunities on an ongoing basis. If we were to make significant additional acquisitions for cash, we would need to borrow additional amounts under our revolving credit facility, if available, or obtain additional debt or equity financing. Our revolving credit facility and our Senior Notes limit our ability to issue additional debt, but permit us to issue limited amounts of unsecured senior or senior subordinated notes. Further, our existing revolving credit facility matures on March 10, 2016.

Our commodity derivatives position, which we use to mitigate commodity price volatility and support our borrowing capacity, resulted in $7.1 million of cash payments in the year ended December 31, 2013. Based upon current oil and natural gas price expectations and our extensive commodity derivatives positions, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our revolving credit facility, under which $451.9 million was available for borrowings as of December 31, 2013, will provide us sufficient working capital to meet our planned capital expenditures of $100 million and planned annualized cash distributions of $135.7 million, which reflect the $33.9 million of distributions attributable to the fourth quarter of 2013 that were paid in the first quarter of 2014. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or planned annualized cash distributions. Our board of directors determines our distribution each quarter and there is no guarantee that the board will maintain or increase our current quarterly distribution rate of $0.59 per unit. Please read “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

Legacy’s net cash provided by operating activities was $241.1 million and $149.6 million for the years ended December 31, 2013 and 2012, respectively, with the 2013 period being favorably impacted by higher production volumes primarily related to acquisitions, most notably the COG 2012 Acquistion, and higher realized commodity prices, partially offset by higher expenses.

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

Investing Activities

Legacy’s cash capital expenditures were $202.4 million for the year ended December 31, 2013. The total includes $108.4 million related to 16 individually immaterial acquisitions and $94.0 million of development projects.

Legacy’s cash capital expenditures were $702.9 million for the year ended December 31, 2012. The total includes $634.8 million related to the COG 2012 Acquisition and 19 individually immaterial acquisitions and $68.2 million of development projects.

We currently anticipate that our development capital budget, which predominantly consists of drilling, recompletion and well stimulation projects, will be $100 million for the year ending December 31, 2014. Our borrowing capacity under our revolving credit facility is $425.9 million as of February 20, 2014. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, non-operated capital requirements and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner as well as other regulatory matters.

We enter into oil and natural gas derivatives to reduce the impact of oil and natural gas price volatility on our operations. At February 20, 2014, we had in place oil, natural gas and price differential derivatives covering significant portions of our estimated 2014 through 2018 oil and natural gas production.

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

The following tables summarize, for the periods indicated, our oil and natural gas derivatives in place as of February 20, 2014 covering the period from January 1, 2014 through December 31, 2018. We use derivatives, including swaps, enhanced swaps and three-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are mostly settled based upon the monthly average closing price of front-month NYMEX WTI oil, the price on the last trading day of front-month NYMEX Henry Hub natural gas and published West Texas Waha, ANR-Oklahoma and Rocky Mountain CIG prices of natural gas.

Oil Swaps:

Calendar Year	Average Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2014	3,087,144	$93.52	$87.50	-	$103.75
2015	545,351	$91.98	$88.50	-	$100.20
2016	228,600	$87.94	$86.30	-	$99.85
2017	182,500	$84.75	$84.75

Natural Gas Swaps:

	Annual	Average
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Price Range per MMBtu
2014	8,271,254	$4.32	$3.61	-	$6.47
2015	4,699,300	$4.58	$4.15	-	$5.82
2016	1,419,200	$4.30	$4.12	-	$5.30

We have entered into regional crude oil differential swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) less a fixed-price differential. As noted above, we receive a discount to the NYMEX WTI crude oil price at the point of sale. Due to refinery downtimes and limited takeaway capacity that has impacted the Permian Basin, the difference between the WTI-ARGUS (Midland) price, which is the price we receive on almost all of our Permian crude oil production, and the WTI-ARGUS (Cushing) price reached historic highs in late 2012 and early 2013. We entered into these differential swaps to negate a portion of this volatility. The following table summarizes the oil differential swap contracts currently in place as of February 20, 2014:

Time Period	Average Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
Q1 2014	132,000	$(1.75)	$(1.75)

We have also entered into multiple NYMEX West Texas Intermediate crude oil derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. The following table summarizes the three-way oil collar contracts currently in place as of February 20, 2014:

		Average Short Put	Average Long Put	Average Short Call
Calendar Year	Volumes (Bbls)	Price per Bbl	Price per Bbl	Price per Bbl
2014	780,500	$71.78	$96.78	$110.53
2015	1,308,500	$64.67	$89.67	$112.21
2016	621,300	$63.37	$88.37	$106.40
2017	72,400	$60.00	$85.00	$104.20

We have also entered into multiple NYMEX WTI crude oil derivative enhanced swap contracts. The first type of enhanced swap contract combines buying a lower-priced put, selling a higher-priced put, and using the net proceeds from these positions to simultaneously obtain a swap at above market prices (“enhanced swap price”). If the market price is at or above the higher-priced short put, this contract allows us to settle at the enhanced swap price. If the market price is below the higher-priced short put but above the lower-priced long put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the higher-priced short put. If the market price is at or below the lower-priced long put, this contract allows us to settle for the lower-priced long put plus the spread between the enhanced swap price and the higher-priced short put. The following table summarizes these type of enhanced swap contracts currently in place as of February 20, 2014:

		Average Long Put	Average Short Put	Average Swap
Calendar Year	Volumes (Bbls)	Price per Bbl	Price per Bbl	Price per Bbl
2015	365,000	$60.00	$80.00	$92.35
2016	183,000	$57.00	$82.00	$91.70
2017	182,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

We have also entered into other multiple NYMEX WTI crude oil derivative enhanced swap contracts. This second type of enhanced swap contract combines selling a put and using the net proceeds to simultaneously obtain a swap at above market prices, i.e. the enhanced swap price. If the market price is at or above the put, this contract allows us to settle at the enhanced swap price. If the market price is below the put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the put price. The following table summarizes these type of enhanced swap contracts currently in place as of February 20, 2014:

		Average Short Put	Average Swap
Calendar Year	Volumes (Bbls)	Price per Bbl	Price per Bbl
2015	365,000	$70.00	$92.03

We have also entered into multiple NYMEX Henry Hub natural gas derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. The following table summarizes the three-way natural gas collar contracts currently in place as of February 20, 2014:

	Volumes	Average Short Put	Average Long Put	Average Short Call
Calendar Year	(MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
2015	1,440,000	$3.25	$4.05	$4.49

Financing Activities

Legacy’s net cash used in financing activities was $32.7 million for the year ended December 31, 2013, compared to net cash provided of $547.0 million for the year ended December 31, 2012. During the year ended December 31, 2013, total net repayments under our revolving credit facility were $140.0 million while we raised $241.3 million in proceeds, net of original issue discount and fees paid to initial purchasers, but excluding other offering expenses paid by Legacy, in our private offering of 6.625% senior notes due 2021, resulting in total net borrowings of $101.3 million. Additionally, Legacy had cash outflow during the year ended December 31, 2013 in the amount of $132.7 million for distributions to unitholders which was funded from cash flow from operations. Cash provided by financing activities during the year ended December 31, 2012, included $151.0 million in net borrowings under our revolving credit facility, $287.8 million in net proceeds from our private offering of 8% senior notes due 2020, $218.0 million in net cash proceeds from our November 2012 public equity offering and $107.0 million for distributions to unitholders.

8% Senior Notes Due 2020

On December 4, 2012, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $300 million of our 8% senior notes due 2020 (the "2020 Senior Notes"). The 2020 Senior Notes were issued at 97.848% of par. We received net proceeds of approximately $286.7 million, after deducting the discount to initial purchasers and offering expense paid by Legacy, and used the net proceeds from this offering to fund a portion of the consideration paid for the COG 2012 Acquisition. During the year ended December 31, 2013 we amortized $1.3 million of this discount.

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

6.625% Senior Notes Due 2021

On May 28, 2013, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $250 million of our 6.625% Senior Notes due 2021 (the "2021 Senior Notes"). The 2021 Senior Notes were issued at 98.405% of par. Legacy received approximately $240.7 million of net cash proceeds, after deducting the discount to initial purchasers and offering expenses paid by Legacy. During the year ended December 31, 2013, Legacy amortized $0.3 million of this discount.
The terms of the 2021 Senior Notes, including details related to our guarantors, are substantially identical to the terms of the 2020 Senior Notes with the exception of the interest rate and redemption provisions noted below. Legacy will have the option to redeem the 2021 Senior Notes, in whole or in part, at any time on or after June 1, 2017, at the specified redemption prices set forth below together with any accrued and unpaid interest, if any, to the date of redemption if redeemed during the twelve-month period beginning on June 1 of the years indicated below.

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

Current Credit Agreement

On March 10, 2011, we entered into an amended and restated five-year, $1 billion secured revolving credit facility with BNP Paribas as administrative agent (the "Current Credit Agreement"). Effective April 20, 2012, Wells Fargo Bank, National Association ("Wells Fargo"), replaced BNP Paribas as administrative agent as a result of the sale of BNP Paribas' energy lending practice to Wells Fargo. Our obligations under the Current Credit Agreement are secured by mortgages on more than 80% of our oil and natural gas properties as well as a pledge of all of our ownership interests in our operating subsidiaries. Borrowings under the Current Credit Agreement mature on March 10, 2016. The amount available for borrowing at any one time is limited to the borrowing base, which was redetermined during October 2013 and is currently set at $800 million, with a $2 million sub-limit for letters of credit. The borrowing base is subject to semi-annual redeterminations on or about April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. We also have the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders (currently 20 member banks), and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the revolving credit facility. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66.67% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the revolving credit facility so long as it does not increase the borrowing base then in effect. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and natural gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral. Legacy may at any time issue up to $750 million in aggregate principal amount of senior notes or new debt, whose proceeds are used to refinance such senior notes, subject to specified conditions in the Current Credit Agreement, which include that upon the issuance of such senior notes or new debt, the borrowing base shall be reduced by an amount equal to (i) in the case of senior notes, 25% of the stated principal amount of the senior notes and (ii) in the case of new debt, 25% of the portion of the new debt that exceeds the original principal amount of the senior notes. After the issuance of the 2020 Senior Notes and the 2021 Senior Notes, we have $200 million of incremental capacity to issue additional senior notes or new debt that remains subject to these provisions. Also, notwithstanding that a lender (or its affiliate) is no longer a party to the Current Credit Agreement, any lender (or its affiliate) which has entered into any hedging arrangement with us while a party to the Current Credit Agreement will continue to have our obligations under such hedging arrangement secured on a ratable and pari passu basis by the collateral securing our obligations under the Current Credit Agreement, the related loan documents and our hedging arrangements.

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

As of December 31, 2013, Legacy was in compliance with all financial and other covenants of the Current Credit Agreement.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2013 is provided in the following table.

	Obligations Due in Period
Contractual Cash Obligations	2014	2015-2016	2017-2018	Thereafter	Total
	(In thousands)
Long-term debt
Revolving credit facility(a)	$—	$348,000	$—	$—	$348,000
Interest on revolving credit facility(b)	8,039	9,577	—	—	17,616
Senior Notes	—	—	—	550,000	550,000
Interest on senior notes	40,563	81,125	81,125	96,688	299,501
Derivative obligations(c)	10,060	2,119	—	—	12,179
Management compensation(d)	1,940	3,880	3,880	—	9,700
Asset retirement obligation(e)	2,610	38,133	8,247	126,796	175,786
Office lease	799	560	—	—	1,359
Total contractual cash obligations	$64,011	$483,394	$93,252	$773,484	$1,414,141
____________________

(a)	Represents amounts outstanding under our revolving credit facility as of December 31, 2013.

(b)	Based upon our weighted average interest rate of 2.31% under our revolving credit facility as of December 31, 2013.

(c)
Derivative obligations represent net liabilities for commodity and interest rate derivatives that were valued as of December 31, 2013, the ultimate settlement of which are unknown because they are subject to continuing market risk. Please read “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” for additional information regarding our derivative obligations.

(d)
The related employment agreements do not contain termination provisions; therefore, the ultimate payment obligation is not known. For purposes of this table, management has not reflected payments subsequent to 2018.

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

Effect if Different Assumptions Used: Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the year ended December 31, 2013 by approximately 10%.

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

Effect if Different Assumptions Used: Since there are so many variables in estimating AROs, we attempt to limit the impact of management’s judgment on certain of these variables by developing a standard cost estimate based on historical costs and industry quotes updated annually. Unless we expect a well’s plugging to be significantly different than a normal abandonment, we use this estimate. The resulting estimate, after application of a discount factor and present value calculation, could differ from actual results, despite our efforts to make an accurate estimate. We engage independent engineering firms to evaluate our properties annually. We consider the remaining estimated useful life from the year-end reserve report prepared by our independent reserve engineers in estimating when abandonment could be expected for each property. On an annual basis we evaluate our latest estimates against actual abandonment costs incurred.

Nature of Critical Estimate Item: Derivative Instruments and Hedging Activities — We use derivative financial instruments to achieve a more predictable cash flow from our oil and natural gas production and interest expense by reducing our exposure to price fluctuations and interest rate changes. Currently, these transactions are swaps, enhanced swaps and collars whereby we exchange our floating price for our oil and natural gas for a fixed price and floating interest rates for fixed rates with qualified and creditworthy counterparties. Our existing oil swaps, natural gas swaps, interest rate swaps, enhanced swaps and oil and natural gas collars are with current or former members of our lending group. The contracts with our counterparties enable us to avoid margin calls for out-of-the-money positions.

We do not specifically designate derivative instruments as cash flow hedges, even though they reduce our exposure to changes in oil and natural gas prices and interest rate changes. Therefore, the mark-to-market of these instruments is recorded in current earnings. We estimate market values utilizing software provided by a third party firm, which specializes in valuing derivatives, and validate these estimates by comparison to counterparty estimates as the basis for these end-of-period mark-to-market adjustments. In order to estimate market values, we use forward commodity price curves, if available, or estimates of forward curves provided by third party pricing experts. For our interest rate swaps, we use a yield curve based on money market rates and interest swap rates to estimate market value. When we record a mark-to-market adjustment resulting in a gain or loss in a current period, this change in fair value represents a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods. As shown in the previous tables, we have hedged a significant portion of our future production through 2018. Taking into account the mark-to-market liabilities and assets recorded as of December 31, 2013, the future cash obligations table presented above shows the amounts which we would expect to pay the counterparties over the time periods shown. As oil and gas prices rise and fall, our future cash obligations related to these derivatives will rise and fall.

Recently Issued Accounting Pronouncements

None

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the spot market prices applicable to our natural gas production and the prevailing price for crude oil. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, such as the strength of the global economy and the supply of oil outside of the United States.

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

As of December 31, 2013, the fair market value of Legacy’s commodity derivative positions was a net asset of $17.7 million. As of December 31, 2012, the fair market value of Legacy’s commodity derivative positions was a net asset of $24.1 million. We routinely monitor the credit default risk of our counterparties via risk monitoring services. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives for 2014 through December 31, 2018, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investing Activities.”

If oil prices decline by $1.00 per Bbl, then the standardized measure of our combined proved reserves as of December 31, 2013 would decline from $1,557.0 million to $1,532.1 million, or 1.6%. If natural gas prices decline by $0.10 per Mcf, then the standardized measure of our combined proved reserves as of December 31, 2013 would decline from $1,557.0 million to $1,547.9 million, or 0.6%. However, larger decreases in oil and natural gas prices may have a proportionately greater impact on our standardized measure.

Interest Rate Risks

At December 31, 2013, Legacy had debt outstanding of $348 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for the year ended December 31, 2013 on its floating rate borrowings was 2.93%. A 1% increase in LIBOR on Legacy’s outstanding floating rate debt as of December 31, 2013 would result in an estimated $1.4 million increase in annual interest expense as Legacy has entered into interest rate swaps to mitigate the volatility of interest rates, that expire between August 2014 and November 2015, on $204 million of floating rate debt with a weighted-average fixed rate of 1.78%. It is never management's intention to hold or issue derivative instruments for speculative trading purposes. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in overhedged amounts.

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

Our management, with the participation of our general partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based upon that evaluation and subject to the foregoing, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide reasonable assurance that such controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2013, management assessed the effectiveness of Legacy’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (1992),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included design, effectiveness and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets. Based on that assessment, management determined that Legacy maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.

BDO USA, LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2013, which is set forth below under “Attestation Report.”

Attestation Report

Report of Independent Registered Public Accounting Firm

Board of Directors and Unitholders
Legacy Reserves LP
Midland, Texas

We have audited Legacy Reserves LP’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Legacy Reserves LP’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Controls and Procedures - Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on Legacy Reserves LP’s internal control over financial reporting based on our audit.

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

In our opinion, Legacy Reserves LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Legacy Reserves LP as of December 31, 2013 and 2012, and the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Houston, Texas
February 21, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to include the information required by this Item 10 in Legacy’s definitive proxy statement for its 2014 annual meeting of unitholders under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

We intend to include information with respect to executive compensation in Legacy’s definitive proxy statement for its 2014 annual meeting of unitholders under the heading “Executive Compensation,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

We intend to include information regarding Legacy’s securities authorized for issuance under equity compensation plans and ownership of Legacy’s outstanding securities in Legacy’s definitive proxy statement for its 2014 annual meeting of unitholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” respectively, which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We intend to include the information regarding related party transactions in Legacy’s definitive proxy statement for its 2014 annual meeting of unitholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We intend to include information regarding principal accountant fees and services in Legacy’s definitive proxy statement for its 2014 annual meeting of unitholders under the heading “Independent Registered Public Accounting Firm,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2013.

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
First Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's quarterly report on Form 10-Q (File No. 001-33249) filed on May 4, 2012, Exhibit 3.6)

3.7	—
Second Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC. (Incorporated by reference to Legacy Reserves LP's quarterly report (File No. 001-33249) filed on May 4, 2012, Exhibit 3.7)

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
Registration Rights Agreement, dated as of May 28, 2013, by and among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., and J.P. Morgan Securities LLC, as representatives of the Initial Purchasers named therein (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K (File No. 001-33249) filed May 31, 2013, Exhibit 4.2)

Exhibit
Number		Description
4.5	—
Indenture, dated as of December 4, 2012, among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (including form of the 8% senior notes due 2020) (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K (File No. 001-33249) filed December 10, 2012, Exhibit 4.1)

4.6	—
Indenture, dated as of May 28, 2013, among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (including form of 6.625% senior notes due 2021) (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed May 31, 2013, Exhibit 4.1)

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
Second Amendment to Second Amended and Restated Credit Agreement Among Legacy Reserves LP, as Borrowers, the Guarantors, BNP Paribas as Adminstrative Agent, and The Lenders Signatory Thereto dated as of March 30, 2012. (Incorporated by reference to Legacy Reserves LP's quarterly report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 10.1)

10.4	—
Third Amendment to Second Restated and Amended Credit Agreement among Legacy Reserves LP, as borrower, the Guarantors, Wells Fargo Bank National Association, as administrative agent, and the Lenders Signatory thereto dated September 28, 2012 (Incorporated by reference to Legacy Reserves LP's annual report on Form 10-K (File No. 001-33249) filed February 27, 2013, Exhibit 10.4)

10.5	—
Waiver letter among Legacy Reserves LP, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders signatory thereto dated November 14, 2012 (Incorporated by reference to Legacy Reserves LP's annual report on Form 10-K (File No. 001-33249) filed February 27, 2013, Exhibit 10.5)

10.6	—
Fourth Amendment to Second Restated and Amended Credit Agreement among Legacy Reserves LP, as borrower, the Guarantors, Wells Fargo Bank, National Association, as administrative agent, and the Lenders Signatory thereto dated December 20, 2012 (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K (File No. 001-33249) filed December 24, 2012, Exhibit 10.1)

10.7	—
Fifth Amendment to Second Amended and Restated Credit Agreement, dated May 15, 2013, by and between Legacy Reserves LP, Wells Fargo Bank, National Association, as administrative agent, and certain other financial institutions party thereto as Lenders (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q (File No. 001-33249) filed August 7, 2013, Exhibit 10.1)

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

Exhibit
Number		Description
10.12†	—
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

10.15†	—
Section 409A Compliance Amendment to Employment Agreement dated December 31, 2008, between Cary D. Brown and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed December 31, 2008, Exhibit 10.1)

10.16†	—
Employment Agreement dated as of March 15, 2006, between Kyle A. McGraw and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.11)

10.17†	—
Section 409A Compliance Amendment to Employment Agreement dated December 31, 2008, between Kyle A. McGraw and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed December 31, 2008, Exhibit 10.3)

10.18†	—
Employment Agreement dated as of March 15, 2006, between Paul T. Horne and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333- 134056) filed May 12, 2006, Exhibit 10.12)

10.19†	—
Section 409A Compliance Amendment to Employment Agreement dated December 31, 2008, between Paul T. Horne and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed December 31, 2008, Exhibit 10.4)

10.20†	—
Employment Agreement dated as of March 15, 2006, between William M. Morris and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.13)

10.21†	—
Section 409A Compliance Amendment to Employment Agreement dated December 31, 2008, between William M. Morris and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed December 31, 2008, Exhibit 10.5)

10.22†	—
Employment Agreement effective April 1, 2012 between Micah C. Foster and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K (File No. 001-33249) filed April 25, 2012, Exhibit 10.1)

10.23†	—
Employment Agreement effective May 1, 2012 between Dan G. LeRoy and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP's quarterly report on Form 10-Q (File No. 001-33249) filed August 3, 2012, Exhibit 10.3)

10.24†	—
Employment Agreement effective September 24, 2012 between James Daniel Westcott and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP's quarterly report on Form 10-Q (File No. 001-33249) filed October 31, 2012, Exhibit 10.1)

10.25*†	—	Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Objective)
10.26*†	—	Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Subjective)
10.27	—
Equity Distribution Agreement, dated August 25, 2011, by and among the Partnership and Knight Capital Americas, L.P. (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K (File No. 001-33249) filed August 25, 2011, Exhibit 1.1)

21.1*	—	List of subsidiaries of Legacy Reserves LP
23.1*	—	Consent of BDO USA, LLP

Exhibit
Number		Description
23.2*	—	Consent of LaRoche Petroleum Consultants, Ltd.
31.1*	—	Rule 13a-14(a) Certification of CEO (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	—	Rule 13a-14(a) Certification of CFO (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)
99.1*	—	Summary Reserve Report from LaRoche Petroleum Consultants, Ltd.
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
____________________

*	Filed herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2014.

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

Signature	Title	Date
/S/ CARY D. BROWN	Chairman of the Board, President and Chief Executive Officer	February 21, 2014
Cary D. Brown	(Principal Executive Officer)
/S/ JAMES DANIEL WESTCOTT	Executive Vice President and Chief Financial Officer	February 21, 2014
James Daniel Westcott	(Principal Financial Officer)
/S/ MICAH C. FOSTER	Chief Accounting Officer and Controller	February 21, 2014
Micah C. Foster	(Principal Accounting Officer)
/S/ KYLE A. MCGRAW	Executive Vice President, Chief Development Officer and Director	February 21, 2014
Kyle A. McGraw
/S/ DALE A. BROWN	Director	February 21, 2014
Dale A. Brown
/S/ WILLIAM R. GRANBERRY	Director	February 21, 2014
William R. Granberry
/S/ G. LARRY LAWRENCE	Director	February 21, 2014
G. Larry Lawrence
/S/ WILLIAM D. SULLIVAN	Director	February 21, 2014
William D. Sullivan
/S/ KYLE D. VANN	Director	February 21, 2014
Kyle D. Vann

Report of Independent Registered Public Accounting Firm

Board of Directors and Unitholders
Legacy Reserves LP
Midland, Texas

We have audited the accompanying consolidated balance sheets of Legacy Reserves LP as of December 31, 2013 and 2012 and the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of Legacy Reserves LP’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legacy Reserves LP at December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Legacy Reserves LP’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
February 21, 2014

LEGACY RESERVES LP

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

	2013	2012
	(In thousands)
ASSETS
Current assets:
Cash	$2,584	$3,509
Accounts receivable, net:
Oil and natural gas	47,429	37,547
Joint interest owners	16,532	27,851
Other	626	551
Fair value of derivatives (Notes 8 and 9)	3,801	15,158
Prepaid expenses and other current assets	3,727	3,294
Total current assets	74,699	87,910
Oil and natural gas properties, at cost:
Proved oil and natural gas properties using the successful efforts method of accounting	2,265,788	2,078,961
Unproved properties	58,392	65,968
Accumulated depletion, depreciation, amortization and impairment	(788,751)	(573,003)
	1,535,429	1,571,926

Other property and equipment, net of accumulated depreciation and amortization of $6,053 and $4,618, respectively	3,688	2,646
Operating rights, net of amortization of $4,024 and $3,531, respectively	2,992	3,486
Fair value of derivatives (Notes 8 and 9)	21,292	15,834
Other assets, net of amortization of $10,097 and $7,909, respectively	17,641	7,804
Investments in equity method investees	4,092	393
Total assets	$1,659,833	$1,689,999
LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,016	$1,822
Accrued oil and natural gas liabilities (Note 1)	63,161	50,162
Fair value of derivatives (Notes 8 and 9)	10,060	10,801
Asset retirement obligation (Note 11)	2,610	29,501
Other (Notes 8 and 13)	12,043	11,437
Total current liabilities	93,890	103,723
Long-term debt (Note 3)	878,693	775,838
Asset retirement obligation (Note 11)	173,176	132,682
Fair value of derivatives (Notes 8 and 9)	2,119	5,590
Other long-term liabilities	1,559	1,886
Total liabilities	1,149,437	1,019,719
Commitments and contingencies (Note 6)
Unitholders’ equity:
Limited partners’ equity — 57,280,049 and 57,038,942 units issued and outstanding at December 31, 2013 and 2012, respectively	510,322	670,183
General partner’s equity (approximately 0.03%)	74	97
Total unitholders’ equity	510,396	670,280
Total liabilities and unitholders’ equity	$1,659,833	$1,689,999

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
	(In thousands, except per unit data)
Revenues:
Oil sales	$405,536	$286,254	$264,473
Natural gas liquids (NGL) sales	14,095	14,592	18,888
Natural gas sales	65,858	45,614	53,524
Total revenues	485,489	346,460	336,885
Expenses:
Oil and natural gas production	154,679	112,951	96,914
Production and other taxes	29,508	20,778	20,329
General and administrative	28,907	24,526	23,084
Depletion, depreciation, amortization and accretion	158,415	102,144	88,178
Impairment of long-lived assets	85,757	37,066	24,510
(Gain) loss on disposal of assets	579	(2,496)	(625)
Total expenses	457,845	294,969	252,390
Operating income	27,644	51,491	84,495
Other income (expense):
Interest income	776	16	15
Interest expense (Notes 3, 8 and 9)	(50,089)	(20,260)	(18,566)
Equity in income of equity method investees	559	111	138
Net gains (losses) on commodity derivatives (Notes 8 and 9)	(13,531)	38,493	6,857
Other	18	(118)	152
Income (loss) before income taxes	(34,623)	69,733	73,091
Income tax expense	(649)	(1,096)	(1,030)
Net income (loss)	$(35,272)	$68,637	$72,061
Income (loss) per unit — basic and diluted (Note 12)	$(0.62)	$1.40	$1.63
Weighted average number of units used in
computing income (loss) per unit —
Basic	57,220	48,991	44,093
Diluted	57,220	48,991	44,112

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF UNITHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Number of Limited Partner Units	Limited Partner	General Partner	Total Unitholders’ Equity
	(In thousands)
Balance, December 31, 2010	43,529	$391,700	$39	$391,739
Units issued to Legacy Board of Directors
for services	18	500	—	500
Unit-based compensation	—	956	—	956
Vesting of restricted units	30	—	—	—
Net proceeds from equity offerings	3,947	108,956	—	108,956
Units issued in exchange for oil and natural gas properties	278	7,714	—	7,714
Distributions to unitholders, $2.14 per unit	—	(93,591)	—	(93,591)
Net income	—	72,029	32	72,061
Balance, December 31, 2011	47,802	488,264	71	488,335
Units issued for services	20	568	—	568
Unit-based compensation	—	1,762	—	1,762
Vesting of restricted units	47	—	—	—
Net proceeds from equity offering	9,170	217,998	—	217,998
Distributions to unitholders, $2.23 per unit	—	(107,020)	—	(107,020)
Net income	—	68,611	26	68,637
Balance, December 31, 2012	57,039	670,183	97	670,280
Units issued to Legacy Board of Directors
for services	18	509	—	509
Unit-based compensation	—	3,582	—	3,582
Vesting of restricted units	70	—	—	—
Offering costs associated with the issuance of units	—	(25)	—	(25)
Units issued in exchange for investment in equity method investee	153	4,001	—	4,001
Redemption of general partner interest	—	—	(12)	(12)
Distributions to unitholders, $2.31 per unit	—	(132,667)	—	(132,667)
Net loss	—	(35,261)	(11)	(35,272)
Balance, December 31, 2013	57,280	$510,322	$74	$510,396

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(35,272)	$68,637	$72,061
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	158,415	102,144	88,178
Amortization of debt discount and issuance costs	3,780	1,626	1,528
Impairment of long-lived assets	85,757	37,066	24,510
(Gains) losses on derivatives	8,743	(40,999)	(8,800)
Equity in income of equity method investees	(559)	(111)	(138)
Distribution from equity method investee	861	—	—
Unit-based compensation	3,142	26	1,106
(Gain) loss on disposal of assets	579	(2,496)	(625)
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(9,882)	(2,058)	(8,439)
(Increase) decrease in accounts receivable, joint interest owners	11,319	(17,552)	79
Increase in accounts receivable, other	(75)	(347)	(113)
(Increase) decrease in other assets	618	231	(1,382)
Increase (decrease) in accounts payable	4,194	(1,464)	2,655
Increase in accrued oil and natural gas liabilities	12,999	4,811	15,697
Increase (decrease) in other liabilities	(3,485)	127	(2,080)
Total adjustments	276,406	81,004	112,176
Net cash provided by operating activities	241,134	149,641	184,237
Cash flows from investing activities:
Investment in oil and natural gas properties	(202,419)	(702,945)	(206,080)
Decrease in deposit on pending acquisition	—	—	112
Proceeds from sale of assets	2,566	9,780	—
Investment in other equipment	(2,492)	(1,246)	(1,485)
Goodwill	—	(7,770)	—
Net cash settlements on commodity derivatives	(7,056)	5,902	637
Net cash used in investing activities	(209,401)	(696,279)	(206,816)
Cash flows from financing activities:
Proceeds from long-term debt	802,263	931,784	356,000
Payments of long-term debt	(701,000)	(493,000)	(344,000)
Payments of debt issuance costs	(1,217)	(2,766)	(5,113)
Proceeds from issuance of units, net	(25)	217,998	108,956
Redemption of general partner interest	(12)	—	—
Distributions to unitholders	(132,667)	(107,020)	(93,591)
Net cash provided by (used in) financing activities	(32,658)	546,996	22,252
Net increase (decrease) in cash and cash equivalents	(925)	358	(327)
Cash and cash equivalents, beginning of period	3,509	3,151	3,478
Cash and cash equivalents, end of period	$2,584	$3,509	$3,151
Non-Cash Investing and Financing Activities:
Asset retirement obligation costs and liabilities	$494	$878	$253
Asset retirement obligations associated with property acquisitions	$10,969	$38,857	$8,300
Asset retirement obligations associated with properties sold	$(1,606)	$—	$—
Units issued in exchange for investment in equity method investee	$4,001	$—	$—
Units issued in exchange for oil and natural gas properties	$—	$—	$7,714
Note receivable received in exchange for the sale of oil and
natural gas properties	$11,857	$—	$—

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

Legacy owns and operates oil and natural gas producing properties located primarily in the Permian Basin (West Texas and Southeast New Mexico), Mid-Continent and Rocky Mountain regions of the United States. Legacy has acquired oil and natural gas producing properties and drilled and undrilled leasehold.

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

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and depletion of producing oil and natural gas properties is recorded based on units of production. Acquisition costs of proved properties are amortized on the basis of all proved reserves, developed and undeveloped, and capitalized development costs (wells and related equipment and facilities) are amortized on the basis of proved developed reserves. As more fully described below, proved reserves are estimated annually by Legacy’s independent petroleum engineer, LaRoche Petroleum Consultants, Ltd. ("LaRoche"), and are subject to future revisions based on availability of additional information. Legacy’s in-house reservoir engineers prepare an updated estimate of reserves each quarter. Depletion is calculated each quarter based upon the latest estimated reserves data available. As discussed in Note 11, asset retirement costs are recognized when the asset is placed in service, and are amortized over proved developed reserves using the units of production method. Asset retirement costs are estimated by Legacy’s engineers using existing regulatory requirements and anticipated future inflation rates.

Upon sale or retirement of complete fields of depreciable or depletable property, the book value thereof, less proceeds from sale or salvage value, is charged to income. On sale or retirement of an individual well the proceeds are credited to accumulated depletion and depreciation.

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in Legacy's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. For the year ended December 31, 2013, Legacy recognized $78.0 million of impairment expense in 98 separate producing fields, due to the decrease in commodity prices primarily related to natural gas differentials during the year ended December 31, 2013, combined with higher lifting costs, which decreased the expected future cash flows below the carrying value of the assets. For the year ended December 31, 2012, Legacy recognized $22.8 million of impairment expense on 64 separate producing fields, due primarily to the decrease in commodity prices including regional oil differentials during the year ended December 31, 2012, combined with higher lifting costs, which decreased the expected future cash flows below the carrying value of the assets. In addition, Legacy recognized $6.5 million of impairment related to the reduction in the carrying value of a property in which Legacy has entered into an option agreement to sell. The remaining $7.8 million was impairment of goodwill recognized on an acquisition of oil and natural gas properties during 2012 as a result of a purchase and sale agreement Legacy entered into with a third party to acquire certain oil and natural gas properties. As is customary in the industry, the purchase price of the properties was negotiated as of the date of the agreement. During the period between the agreement date and the date of closing the acquisition, oil futures prices declined significantly, thereby reducing the fair value of the properties acquired at the date of close. Since oil derivatives we entered into on the agreement date related to expected production from the acquired properties constitute separate transactions, our derivatives do not affect the associated fair value of the oil and natural gas properties acquired. Because the purchase price exceeded the fair value of the properties acquired at the time of closing in May 2012, goodwill was recognized and subsequently tested for impairment. As a result of this test, all of the goodwill associated with this acquisition was impaired. For the year ended December 31, 2011, Legacy recognized $24.5 million of impairment expense on 70 separate producing fields related primarily to the decline in realized natural gas prices during the year combined with rising operating costs on select fields.

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred. During the year ended December 31, 2013, Legacy recognized $7.8 million of impairment of unproven properties.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d) Oil, NGLs and Natural Gas Reserve Quantities

Legacy’s estimate of proved reserves is based on the quantities of oil, NGLs and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. LaRoche prepares a reserve and economic evaluation of all Legacy’s properties on a case-by-case basis utilizing information provided to it by Legacy and information available from state agencies that collect information reported to it by the operators of Legacy’s properties. The estimate of Legacy’s proved reserves as of December 31, 2013, 2012 and 2011 have been prepared and presented in accordance with SEC rules and accounting standards.

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

The State of Texas has a margin-based franchise tax law that is commonly referred to as the Texas margin tax and is assessed at a 1% rate. Corporations, limited partnerships, limited liability companies, limited liability partnerships and joint ventures are examples of the types of entities that are subject to the tax. The tax is considered an income tax and is determined by applying a tax rate to a base that considers both revenues and expenses.

Legacy recorded income tax expense of $0.6 million, $1.1 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, which consists primarily of the Texas margin tax and federal income tax on a corporate subsidiary which employs full and part-time personnel providing services to the Partnership. The Partnership’s total effective tax rate differs from statutory rates for federal and state purposes primarily due to being structured as a limited partnership, which is a pass-through entity for federal income tax purposes.

Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. In addition, individual unitholders have different investment bases depending upon the timing and price of acquisition of their common units, and each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the consolidated financial statements. As a result, the aggregate difference in the basis of net assets for financial and tax reporting purposes cannot be readily determined as the Partnership does not have access to information about each unitholder’s tax attributes in the Partnership. However, with respect to the Partnership, the Partnership’s book basis in its net assets exceeds the Partnership’s net tax basis by $1.3 billion at December 31, 2013.

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

Natural gas imbalances occur when Legacy sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If Legacy receives less than its entitled share, the underproduction is recorded as a receivable. Legacy did not have any significant natural gas imbalance positions as of December 31, 2013, 2012 and 2011.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legacy is paid a monthly operating fee for each well it operates for outside owners proportionate to each owner's working interest. The fee covers monthly general and administrative costs. As the operating fee is a reimbursement of costs incurred on behalf of third parties, the fee has been netted against general and administrative expense.

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

(j) Intangible assets

Legacy has capitalized certain operating rights acquired in the acquisition of oil and natural gas properties. The operating rights, which have no residual value, are amortized over their estimated economic life of approximately 15 years beginning July 1, 2006. Amortization expense is included as an element of depletion, depreciation, amortization and accretion expense. Impairment is assessed on a quarterly basis or when there is a material change in the remaining useful life. The expected amortization expenses for 2014, 2015, 2016, 2017 and 2018 are $484,000, $444,000, $417,000, $396,000 and $358,000, respectively.

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

 (o) Unit-Based Compensation

Concurrent with its formation on March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was created. Due to Legacy’s history of cash settlements for option exercises and certain phantom unit awards, Legacy accounts for these awards under the liability method, which requires the Partnership to recognize the fair value of each unit option at the end of each period. Expense or benefit is recognized as the fair value of the liability changes

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from period to period. Legacy accounts for executive phantom unit and restricted unit awards under the equity method. Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at December 31, 2013, do not include 234,686 units related to unvested restricted unit awards.

(p) Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of December 31, 2013 and 2012.

	December 31,
	2013	2012
	(In thousands)
Revenue payable to joint interest owners	$21,686	$24,903
Accrued lease operating expense	11,914	8,507
Accrued capital expenditures	10,409	5,213
Accrued ad valorem tax	9,459	4,806
Other	9,693	6,733
	$63,161	$50,162

  (2) Fair Values of Financial Instruments

The estimated fair values of Legacy’s financial instruments closely approximate the carrying amounts as discussed below:

Debt. The carrying amount of the revolving long-term debt approximates fair value because Legacy’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The fair value of the 8% senior notes due 2020 (the "2020 Senior Notes") and the 6.625% senior notes due 2021 (the "2021 Senior Notes") was $311.6 million and $243.0 million, respectively, as of December 31, 2013. As these valuations are based on unadjusted quoted prices in an active market, the fair values would be classified as Level 1.

Long-term incentive plan obligations. See Note 13 for discussion of process used in estimating the fair value of the long-term incentive plan obligations.

Derivatives. See Note 8 for discussion of process used in estimating the fair value of commodity price and interest rate derivatives.

 (3) Long-Term Debt

Long-term debt consists of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Credit Facility due 2016	$348,000	488,000
8% Senior Notes due 2020	300,000	300,000
6.625% Senior Notes due 2021	250,000	—
	898,000	788,000
Unamortized discount on Senior Notes	(19,307)	(12,162)
Total long term debt	$878,693	$775,838

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

Current Credit Agreement: On March 10, 2011, Legacy entered into an amended and restated five-year $1 billion secured revolving credit facility with BNP Paribas as administrative agent (the "Current Credit Agreement"). Effective April 20, 2012, Wells Fargo Bank, National Association ("Wells Fargo"), replaced BNP Paribas as administrative agent as a result of the sale of BNP Paribas' energy lending practice to Wells Fargo. Borrowings under the Current Credit Agreement mature on March 10, 2016. The amount available for borrowing at any one time is limited to the borrowing base, with a $2 million sub-limit for letters of credit. The borrowing base under the Current Credit Agreement was redetermined during October 2013 and is currently set at $800 million. The borrowing base is subject to semi-annual redeterminations on or about April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. Legacy also has the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Under the Current Credit Agreement, interest on debt outstanding is charged based on Legacy's selection of a one-, two-, three- or six-month LIBOR rate plus 1.75% to 2.75%, or the ABR which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or one-month LIBOR plus 1.00%, plus an applicable margin from 0.75% to 1.75% per annum, determined by the percentage of the borrowing base then in effect that is drawn.

The Current Credit Agreement permits Legacy to issue up to $750 million in aggregate principal amount of senior notes or new debt issued to refinance senior notes, subject to specified conditions in the Current Credit Agreement, which include that upon the issuance of such senior notes or new debt, the borrowing base will be reduced by an amount equal to (i) in the case of senior notes, 25% of the stated principal amount of the senior notes and (ii) in the case of new debt, 25% of the portion of the new debt that exceeds the original principal amount of the senior notes. As of December 31, 2013, Legacy had $550 million in aggregate principal amount of senior notes outstanding, leaving $200 million available for incremental new issuance subject to the provisions above.

As of December 31, 2013, Legacy had outstanding borrowings of $348 million under the Current Credit Agreement at a weighted average interest rate of 2.31%. Thus, Legacy had approximately $451.9 million of borrowing availability remaining. For the year ended December 31, 2013, Legacy paid $11.6 million of interest expense on the Current Credit Agreement. The Current Credit Agreement contains covenants that, among other things, require Legacy to maintain specified ratios or conditions as follows:

•	total debt as of the last day of the most recent quarter to EBITDA in total over the last four quarters of not more than 4.0 to 1.0; and

•
consolidated current assets, as of the last day of the most recent quarter and including the unused amount of the total commitments, to consolidated current liabilities as of the last day of the most recent quarter of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815 Derivatives and Hedging, which includes the current portion of oil, natural gas and interest rate swaps.

At December 31, 2013, Legacy was in compliance with all covenants contained in the Current Credit Agreement.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8% Senior Notes Due 2020

On December 4, 2012, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $300 million of our 2020 Senior Notes. The 2020 Senior Notes were issued at 97.848% of par. Legacy received approximately $286.7 million of net cash proceeds, after deducting the discount to initial purchasers and offering expenses paid by Legacy. Legacy used the net proceeds from this offering to fund a portion of the consideration paid for the COG 2012 Acquisition, as further described in Note 4 to these Notes to Consolidated Financial Statements. During the year ended December 31, 2013, Legacy amortized $1.3 million of this discount.
Legacy will have the option to redeem the notes, in whole or in part, at any time on or after December 1, 2016, at the specified redemption prices set forth below together with any accrued and unpaid interest to the date of redemption if redeemed during the twelve-month period beginning on December 1 of the years indicated below.

Year	Percentage
2016	104.000%
2017	102.000%
2018	100.000%
Prior to December 1, 2016, Legacy may redeem all or any part of the 2020 Senior Notes at the “make-whole” redemption price as defined in the indenture. In addition, prior to December 1, 2015, Legacy may at its option, redeem up to 35% of the aggregate principal amount of the 2020 Senior Notes at the redemption price of 108% with the net proceeds of a public or private equity offering. Legacy may be required to offer to repurchase the 2020 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Legacy and Legacy Reserves Finance Corporation's obligations under the 2020 Senior Notes are guaranteed by its 100% owned subsidiaries Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of its, or any other guarantor's, other debt; or (vii) upon merging into, or transferring all of its properties to Legacy or another guarantor and ceasing to exist. Refer to Note 14 - Subsidiary Guarantors for further details on Legacy's guarantors.
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
6.625% Senior Notes Due 2021

On May 28, 2013, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $250 million of our 2021 Senior Notes. The 2021 Senior Notes were issued at 98.405% of par. Legacy received approximately $240.7 million of net cash proceeds, after deducting the discount to initial purchasers and offering expenses paid by Legacy. During the year ended December 31, 2013, Legacy amortized $0.3 million of this discount.
The terms of the 2021 Senior Notes, including details related to our guarantors, are substantially identical to the terms of the 2020 Senior Notes with the exception of the interest rate and redemption provisions noted below. Legacy will have the option to redeem the 2021 Senior Notes, in whole or in part, at any time on or after June 1, 2017, at the specified redemption prices set forth below together with any accrued and unpaid interest, if any, to the date of redemption if redeemed during the twelve-month period beginning on June 1 of the years indicated below.

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
(4) Acquisitions

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

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of the purchase price to the fair value of the acquired assets and liabilities assumed was as follows (in thousands):

Proved oil and natural gas properties including related equipment	$495,897
Unproved properties	37,994
Total assets	$533,891
Future abandonment costs	(31,274)
Fair value of net assets acquired	$502,617

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the COG 2012 Acquisition had occurred on January 1, 2011. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Year Ended December 31,
	2012	2011
	(In thousands)
Revenues	$478,115	$487,412
Net income	$97,092	$104,700
Income per unit — basic and diluted	$1.71	$1.97
Units used in computing income per unit:
Basic	56,887	53,263
Diluted	56,887	53,263

The amounts of revenues and revenues in excess of direct operating expenses included in our consolidated statements of operations for the COG 2012 Acquisition are shown in the table that follows. Direct operating expenses include lease operating expenses and production and other taxes.

	Year Ended December 31,
	2013	2012
	(In thousands)
Revenues	$113,222	$3,693
Excess of revenues over direct operating expenses	$73,408	$2,654

(5) Related Party Transactions

Cary D. Brown, Legacy’s Chairman, President and Chief Executive Officer, and Kyle A. McGraw, Director and Legacy’s Executive Vice President and Chief Development Officer, own interests in partnerships which, in turn, own a combined non-controlling 4.16% interest as limited partners in a partnership which owns the building that Legacy occupies. Monthly rent is $57,722 without respect to property taxes and insurance. The lease expires in September 2015.

Legacy uses Lynch, Chappell and Alsup for legal services. Alan Brown, son of Dale Brown, a director of Legacy, and brother of Cary Brown, was a less than ten percent shareholder in this firm until he resigned from his position on September 1, 2011. Legacy paid legal fees during Alan Brown's 2011 tenure with this firm of $109,882.

During the year ended December 31, 2012, Legacy acquired a 5% working interest in prospective Cline Shale acreage from FireWheel Energy, LLC ("FireWheel"), the operator of the properties, for $7.2 million. During the year ended December 31, 2013, Legacy acquired a 5% working interest in additional acreage from Firewheel for $1.2 million. FireWheel is a private-equity funded oil and natural gas exploration company in which Alan Brown is a principal. The interests acquired by Legacy were marketed to numerous industry participants and are governed

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by an industry standard Participation Agreement and Joint Operating Agreement. Legacy's results for the year ended December 31, 2013 include three non-operated wells drilled by FireWheel. Legacy's portion of the capital expenditures associated with its ownership in these wells was $1.1 million.

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

Revenue and Trade Receivables

Substantially all of Legacy’s accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact Legacy’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, Legacy has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2013, 2012 or 2011. Legacy cannot ensure that such losses will not be realized in the future. A listing of oil and natural gas purchasers exceeding 10% of Legacy’s sales is presented in Note 10.

Commodity Derivatives

Due to the volatility of oil and natural gas prices, Legacy periodically enters into price-risk management transactions (e.g., swaps, enhanced swaps or three-way collars) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. Legacy values these transactions at fair value on a recurring basis (Note 8). As of December 31, 2013, Legacy’s commodity derivative transactions have a fair value favorable to the Partnership of $17.7 million, collectively. Legacy enters into commodity derivative transactions with members of its revolving credit facility, who Legacy’s management believes are major, creditworthy financial institutions. In addition, Legacy reviews and assesses the creditworthiness of these institutions on a routine basis.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Fair Value Measurements

As defined in FASB ASC 820-10, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The standard requires fair value measurements be classified and disclosed in one of the following categories:

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

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value as of
	(In thousands)
LTIP liability(a)	$—	$(2,217)	$—	$(2,217)
Oil and natural gas swaps	—	(2,942)	5,183	2,241
Oil collars	—	—	15,432	15,432
Interest rate swaps	—	(4,759)	—	(4,759)
Total as of December 31, 2013	$—	$(9,918)	$20,615	$10,697
LTIP liability(a)	$—	$(3,165)	$—	$(3,165)
Oil and natural gas swaps	—	(5,818)	16,095	10,277
Oil collars	—	—	13,871	13,871
Interest rate swaps	—	(9,547)	—	(9,547)
Total as of December 31, 2012	$—	$(18,530)	$29,966	$11,436
____________________

(a)
See Note 13 for further discussion on unit-based compensation expenses related to the LTIP liability for certain grants accounted for under the liability method and included in other current liabilities in the accompanying consolidated balance sheet.

Legacy estimates the fair values of the swaps based on published forward commodity price curves for the underlying commodities as of the date of the estimate for those commodities for which published forward pricing is readily available. For those commodity derivatives for which forward commodity price curves are not readily available, Legacy estimates, with the assistance of third-party pricing experts, the forward curves as of the date of the estimate. Legacy validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming, where applicable, that those securities trade in active markets. Legacy estimates the option value of puts and calls combined into hedges, including three-way collars and enhanced swaps using an option pricing model which takes into account market volatility, market prices, contract parameters and discount rates based on published LIBOR rates and interest swap rates. Due to the lack of an active market for periods beyond one-month from the balance sheet date for our oil price differential swaps, Legacy has reviewed historical differential prices and known economic influences to estimate a reasonable forward curve of future pricing scenarios based upon these factors. In order to estimate the fair value of our interest rate swaps, Legacy uses a yield curve based on money market rates and interest rate swaps, extrapolates a forecast of future interest rates, estimates each future cash flow, derives discount factors to value the fixed and floating rate cash flows of each swap, and then discounts to present value all known (fixed) and forecasted (floating) swap cash flows. Curve building and discounting techniques used to establish the theoretical market value of interest bearing securities are based on readily available money market rates and interest swap market data. The determination of the fair values above incorporates various factors including the impact of our non-performance risk and the credit standing of the counterparties involved in the Partnership’s derivative contracts. The risk of nonperformance by the Partnership’s counterparties is mitigated by the fact that such current counterparties (or their affiliates) are also current or former bank lenders under the Partnership’s revolving credit facility. In addition, Legacy routinely monitors the creditworthiness of its counterparties. As the factors described above are based on significant assumptions made by management, these assumptions are the most sensitive to change.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	December 31,
	2013		2012	2011
	(In thousands)
Beginning balance	$29,966		$30,054	$24,640
Total gains	4,671		18,993	19,754
Settlements	(6,722)		(19,081)	(13,732)
Transfers	(7,300)	(a)	—	(608)	(b)
Ending balance	$20,615		$29,966	$30,054
Gains included in earnings relating to derivatives
still held as of December 31, 2013, 2012 and 2011	$1,407		$16,065	$18,184

(a)
During December 2013, Legacy amended three separate contracts with two counterparties to convert contracts from three-way collar contracts to fixed price swap contracts. As fixed price swap contracts are classified as Level 2, the value on the date of the amendment was transferred from a Level 3 classification to Level 2.

(b)
On October 6, 2010, as part of an oil swap transaction entered into with a counterparty, Legacy sold two call options to a counterparty that allowed the counterparty to extend a swap transaction that covered calendar year 2011 to either 2012, 2013 or both calendar years. The counterparty exercised the option covering calendar year 2012 on December 30, 2011. Therefore, the fair value of the option, which was recorded as a Level 3 instrument, was transferred into Level 2 as the option converted to a WTI oil swap, the inputs of which are classified as Level 2. The counterparty did not exercise the option covering calendar year 2013.

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

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending balances of Legacy’s asset retirement obligation is presented in Note 11.

New fair value measurements of proved oil and natural gas properties during the years ended December 31, 2013 and 2012 consist of:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
2013
Impairment(a)	$—	$—	$76,137
Acquisitions(b)	$—	$—	$108,415
2012
Impairment(a)	$—	$—	$31,766
Acquisitions(b)	$—	$—	$634,796
____________________

(a)
Legacy periodically reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the year ended December 31, 2013, Legacy incurred impairment charges of $78.0 million as oil and natural gas properties with a net cost basis of $154.1 million were written down to their fair value of $76.1 million. During the year ended December 31, 2012, Legacy incurred impairment charges of $29.3 million as oil and natural gas properties with a net cost basis of $61.1 million were written down to their fair value of $31.8 million. Inclusive in this amount is $6.5 million of impairment on an available-for-sale property which Legacy has entered into an option agreement to sell all but a minority royalty interest in the property to a third party. This option was exercised in January 2013. As such, Legacy has impaired the property to reduce its carrying value to its estimated fair value. In order to determine whether the carrying value of an asset is recoverable, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The remaining $7.8 million of impairment during the year ended December 31, 2013 was impairment of unproved properties acquired since 2010 that are no longer viable. In 2012, Legacy recognized an additional $7.8 million of impairment of goodwill related to a decline in oil futures prices between announcement and closing date of a transaction, as hedging does not impact the associated fair value of properties for purposes of measuring impairment.

(b)
Legacy records the fair value of assets and liabilities acquired in business combinations. During the year ended December 31, 2013, Legacy acquired oil and natural gas properties with a fair value of $108.4 million in 16 immaterial transactions, both individually and in the aggregate. During the year ended December 31, 2012, Legacy acquired oil and natural gas properties with a fair value of $634.8 million in the COG 2012 Acquisition

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 19 immaterial transactions, both individually and in the aggregate. Properties acquired are recorded at fair value, which correlates to the discounted future net cash flow. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. For acquired unproved properties, the market-based weighted average cost of capital rate is subjected to additional project specific risking factors. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

(9) Derivative Financial Instruments

Commodity derivative transactions

Due to the volatility of oil and natural gas prices, Legacy periodically enters into price-risk management transactions (e.g., swaps, enhanced swaps or collars) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits Legacy’s ability to benefit from increases in the prices of oil and natural gas, it also reduces Legacy’s potential exposure to adverse price movements. Legacy’s arrangements, to the extent it enters into any, apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit Legacy’s potential gains from future increases in prices. None of these instruments are used for trading or speculative purposes.

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

 The following table sets forth a reconciliation of the changes in fair value of Legacy's commodity derivatives for the years ended December 31, 2013, 2012, and 2011.

	December 31,
	2013	2012	2011
	(In thousands)
Beginning fair value of commodity derivatives	$24,148	$(8,443)	$(14,663)
Total gain (loss) crude oil derivatives	(11,977)	34,257	(12,034)
Total gain (loss) natural gas derivatives	(1,554)	4,236	18,891
Crude oil derivative cash settlements paid	14,160	10,211	11,335
Natural gas derivative cash settlements received	(7,104)	(16,113)	(11,972)
Ending fair value of commodity derivatives	$17,673	$24,148	$(8,443)

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of our commodity derivatives and interest rate derivatives are presented on a net basis on the Consolidated Balance Sheets. The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our Consolidated Balance Sheets as of the dates indicated below (in thousands):

	December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$46,356	$(21,263)	$25,093
Interest rate derivatives	—	—	—
Total derivative assets	$46,356	$(21,263)	$25,093

Offsetting Derivative Liabilities:
Commodity derivatives	$(28,683)	$21,263	$(7,420)
Interest rate derivatives	(4,759)	—	(4,759)
Total derivative liabilities	$(33,442)	$21,263	$(12,179)

	December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$78,523	$(47,531)	$30,992
Interest rate derivatives	—	—	—
Total derivative assets	$78,523	$(47,531)	$30,992

Offsetting Derivative Liabilities:
Commodity derivatives	$(54,375)	$47,531	$(6,844)
Interest rate derivatives	(9,547)	—	(9,547)
Total derivative liabilities	$(63,922)	$47,531	$(16,391)

As of December 31, 2013, Legacy had the following NYMEX WTI crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2014	3,087,144	$93.52	$87.50	-	$103.75
2015	545,351	$91.98	$88.50	-	$100.20
2016	228,600	$87.94	$86.30	-	$99.85
2017	182,500	$84.75	$84.75

As of December 31, 2013, Legacy had the following Midland-to-Cushing crude oil differential swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
Q1 2014	132,000	$(1.75)	$(1.75)

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013, Legacy had the following NYMEX WTI crude oil derivative three-way collar contracts that combine a long and short put with a short call as indicated below:

		Average Short Put	Average Long Put	Average Short Call
Calendar Year	Volumes (Bbls)	Price per Bbl	Price per Bbl	Price per Bbl
2014	780,500	$71.78	$96.78	$110.53
2015	1,308,500	$64.67	$89.67	$112.21
2016	621,300	$63.37	$88.37	$106.40
2017	72,400	$60.00	$85.00	$104.20

As of December 31, 2013, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put, a long put and a fixed-price swap as indicated below:

		Average Long Put	Average Short Put	Average Swap
Calendar Year	Volumes (Bbls)	Price per Bbl	Price per Bbl	Price per Bbl
2015	365,000	$60.00	$80.00	$92.35
2016	183,000	$57.00	$82.00	$91.70
2017	182,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

As of December 31, 2013, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put and a fixed-price swap as indicated below:

		Average Short Put	Average Swap
Calendar Year	Volumes (Bbls)	Price per Bbl	Price per Bbl
2015	365,000	$70.00	$92.03

As of December 31, 2013, Legacy had the following NYMEX Henry Hub, Waha, ANR-OK and CIG-Rockies natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Price Range per MMBtu
2014	8,271,254	$4.32	$3.61	-	$6.47
2015	2,539,300	$4.95	$4.16	-	$5.82
2016	219,200	$5.30	$5.30

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

Legacy does not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings and classified as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	December 31,
	2013	2012	2011
	(In thousands)
Beginning fair value of interest rate swaps	$(9,547)	$(12,053)	$(13,996)
Total loss on interest rate swaps	(1,165)	(4,513)	(5,407)
Cash settlements paid	5,953	7,019	7,350
Ending fair value of interest rate swaps	$(4,759)	$(9,547)	$(12,053)

The table below summarizes the interest rate swap liabilities as of December 31, 2013.

	Fixed	Effective	Maturity	Estimated Fair Market Value at December 31,
Notional Amount	Rate	Date	Date	2013
	(Dollars in thousands)
$29,000	3.070%	10/16/2007	10/16/2015	$(1,382)
$13,000	3.112%	11/16/2007	11/16/2015	(666)
$12,000	3.131%	11/28/2007	11/28/2015	(613)
$50,000	0.710%	8/10/2011	8/10/2014	(119)
$50,000	0.702%	8/10/2011	8/10/2014	(116)
$50,000	2.500%	10/10/2008	10/10/2015	(1,863)
Total Fair Market Value of interest
rate derivatives				$(4,759)

(10) Sales to Major Customers

Legacy sold oil, NGL and natural gas production representing 10% or more of total revenues for the years ended December 31, 2013, 2012 and 2011 to the customers shown below:

	2013	2012	2011
Enterprise (Teppco) Crude Oil, LP	17%	12%	14%
Plains Marketing, LP	7%	10%	11%

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

The following table reflects the changes in the ARO during the years ended December 31, 2013, 2012 and 2011.

	December 31,
	2013	2012	2011
	(In thousands)
Asset retirement obligation — beginning of period	$162,183	$120,274	$111,262
Liabilities incurred with properties acquired	10,969	38,857	8,300
Liabilities incurred with properties drilled	494	878	1,101
Liabilities settled during the period	(2,441)	(2,412)	(3,775)
Liabilities associated with properties sold	(1,606)	—	—
Current period accretion	6,187	4,586	4,234
Current period revisions to previous estimates	—	—	(848)
Asset retirement obligation — end of period	$175,786	$162,183	$120,274

Each year the Partnership reviews and, to the extent necessary, revises its asset retirement obligation estimates. During 2011, Legacy made minor changes to correct working interests and well lives on properties acquired in a previous acquisition resulting in a decrease of future asset retirement obligations of $(0.8) million. During 2012 and 2013, no revisions of previous estimates were deemed necessary.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Income (Loss) Per Unit

The following table sets forth the computation of basic and diluted income (loss) per unit:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Income (loss) available to unitholders	$(35,272)	$68,637	$72,061
Weighted average number of units outstanding	57,220	48,991	44,093
Effect of dilutive securities:
Restricted units	—	—	19
Weighted average units and potential units outstanding	57,220	48,991	44,112
Basic and diluted income (loss) per unit	$(0.62)	$1.40	$1.63

As of December 31, 2013, 2012 and 2011, 423,829, 230,477 and 69,507 restricted units, respectively, were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect.

(13) Unit-Based Compensation

Long Term Incentive Plan

On March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was created and Legacy adopted the LTIP for its employees, consultants and directors, its affiliates and its general partner. The awards under the long-term incentive plan may include unit grants, restricted units, phantom units, unit options and unit appreciation rights (“UARs”). The LTIP permits the grant of awards covering an aggregate of 2,000,000 units. As of December 31, 2013 grants of awards net of forfeitures and, in the case of UARs and phantom units, historical exercises covering 1,638,158 units have been made, comprised of 266,014 unit option awards, 627,043 UAR awards, 437,720 restricted unit awards, 195,143 phantom unit awards and 112,238 unit awards. The LTIP is administered by the compensation committee of the board of directors ("Compensation Committee") of Legacy’s general partner.

The cost of employee services in exchange for an award of equity instruments is measured based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period of the award. However, if an entity that nominally has the choice of settling awards by issuing stock predominately settles in cash, or if an entity usually settles in cash whenever an employee asks for cash settlement, the entity is settling a substantive liability rather than repurchasing an equity instrument. Due to Legacy’s historical practice of settling options, UARs and certain phantom unit awards in cash, Legacy accounts for unit options, UARS and certain phantom unit awards by utilizing the liability method. The liability method requires companies to measure the cost of the employee services in exchange for a cash award based on the fair value of the underlying security at the end of each reporting period. Compensation cost is recognized based on the change in the liability between periods.

Unit Appreciation Rights and Unit Options

A UAR is a notional unit that entitles the holder, upon vesting, to receive cash valued at the difference between the closing price of units on the exercise date and the exercise price, as determined on the date of grant. Because these awards are settled in cash, Legacy is accounting for the UARs by utilizing the liability method.

During the year ended December 31, 2011, Legacy issued (i) 68,000 UARs to employees which vest ratably over a three-year period and (ii) 50,034 UARs to employees which cliff-vest at the end of a three-year period. During the year ended December 31, 2012, Legacy issued (i) 82,400 UARs to employees which vest ratably over a three-year period and (ii) 60,336 UARs to employees which cliff-vest at the end of a three-year period. During the year ended December 31, 2013, Legacy issued (i) 156,650 UARs to employees which vest ratably over a three-year

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period and (ii) 77,506 UARs to employees which cliff-vest at the end of a three-year period. All of the UARs granted in 2013, 2012 and 2011 expire seven years from the grant date and are exercisable when they vest. There were no unit options granted in 2013, 2012 or 2011.

For the years ended December 31, 2013, 2012 and 2011, Legacy recorded compensation expense of $0.9 million, $0.3 million and $0.9 million, respectively, due to the changes in the compensation liability related to the above awards based on its use of the Black-Scholes model to estimate the December 31, 2013, 2012 and 2011 fair value of these UARs and unit options (see Note 8). As of December 31, 2013, there was a total of $1.5 million of unrecognized compensation costs related to the unexercised and non-vested portion of the UARs. At December 31, 2013, this cost was expected to be recognized over a weighted-average period of 2.2 years. Compensation expense is based upon the fair value as of the balance sheet date and is recognized as a percentage of the service period satisfied. Since Legacy’s trading history does not yet match the term of the outstanding unit option and UAR awards, it has used an estimated volatility factor of approximately 50% based upon a representative group of publicly-traded companies in the energy industry and employed the Black-Scholes model to estimate the December 31, 2013 fair value to be realized as compensation cost based on the percentage of the service period satisfied. Legacy has assumed an estimated forfeiture rate of 4%. The Partnership will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.34 per unit.

A summary of option and UAR activity for the year ended December 31, 2013, 2012 and 2011 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	614,338	$21.40
Granted	118,034	$27.79
Exercised	(91,850)	$23.23
Forfeited	(20,491)	$20.88
Outstanding at December 31, 2011	620,031	$22.36	4.12	$3,728,077
Options and UARs exercisable at
December 31, 2011	232,265	$21.61	1.64	$1,538,491
Outstanding at January 1, 2012	620,031	$22.36
Granted	142,736	$28.57
Exercised	(185,482)	$19.68
Forfeited	(61,066)	$24.91
Outstanding at December 31, 2012	516,219	$24.71	4.77	$681,214
Options and UARs exercisable at
December 31, 2012	168,569	$20.54	2.93	$671,583
Outstanding at January 1, 2013	516,219	$24.71
Granted	234,156	$26.53
Exercised	(96,166)	$20.21
Forfeited	(27,166)	$26.74
Outstanding at December 31, 2013	627,043	$25.99	5.16	$1,518,416
Options and UARs exercisable at
December 31, 2013	240,288	$24.02	3.80	$1,061,542

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the status of the Partnership’s non-vested UARs since January 1, 2013:

	Non-Vested Options and UARs
	Number of Units	Weighted- Average Exercise Price
Non-vested at January 1, 2013	347,650	$26.73
Granted	234,156	26.53
Vested	(169,551)	25.28
Forfeited	(25,500)	27.25
Non-vested at December 31, 2013	386,755	$27.21

Legacy has used a weighted-average risk free interest rate of 1.4% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at December 31, 2013. Expected life represents the period of time that options and UARs are expected to be outstanding and is based on the Partnership’s best estimate. The following table represents the weighted average assumptions used for the Black-Scholes option-pricing model:

	Year Ended December 31,
	2013	2012	2011
Expected life (years)	5.16	4.77	4.12
Annual interest rate	1.4%	1.1%	0.7%
Annual distribution rate per unit	$2.34	$2.26	$2.18
Volatility	50%	49%	50%

Phantom Units

Legacy has also issued phantom units under the LTIP to both executive officers, as described below, and certain other employees. A phantom unit is a notional unit that entitles the holder, upon vesting, to receive, in the case of non-executive employees, cash valued at the closing price of units on the vesting date, or, at the discretion of the Compensation Committee, the same number of Partnership units. Because Legacy’s current intent is to settle non-executive phantom unit awards in cash, Legacy is accounting for these phantom units by utilizing the liability method. In the case of executive employees, during 2013 the Compensation Committee revised prior grants of phantom units made to executive officers to eliminate any election for cash payment. As these awards can now only be settled in Partnership units, Legacy is accounting for these phantom units by utilizing the equity method as described in ASC 718.

On September 21, 2009, the board of directors of Legacy’s general partner, upon the recommendation of the Compensation Committee, implemented changes to the equity-based incentive compensation policy applicable to executive officers of Legacy. This compensation policy replaced the compensation policy implemented on August 17, 2007. In addition to cash bonus awards, under the new compensation plan, the executives are eligible for both subjective and objective grants of phantom units. The subjective, or service-based, grants may be awarded up to a maximum percentage of annual salary as determined by the Compensation Committee. Once granted, these phantom units vest ratably over a three-year period. The objective, or performance-based, grants may be awarded up to a maximum percentage of annual salary, as determined by the Compensation Committee. However, the amount to vest each year for the three-year vesting period will be determined on each vesting date based on a three-step process, with the first two steps each comprising 50% of the total vesting amount while the third step is the sum of the first two steps. The first step in the process will be a function of Total Unitholder Return (“TUR”) for the Partnership and the percentage rank of the Legacy TUR among a peer group of upstream master limited partnerships, as determined by the Compensation Committee at the beginning of each year. In the second step, the Legacy TUR will be compared to the TUR of a group of master limited partnerships included in the Alerian MLP

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Index. The third step is the addition of the above two steps to determine the total performance-based awards to vest. Performance-based phantom units subject to vesting which do not vest in a given year will be forfeited. With respect to both the subjective and objective units awarded under this compensation policy, Distribution Equivalent Rights ("DERs") will accumulate and accrue based on the total number of actual amounts vested and will be payable at the date of vesting.

During February 2011, the Compensation Committee approved the award of 32,806 subjective, or service-based, phantom units and 53,487 objective, or performance-based, phantom units to Legacy’s five executive officers. During February 2012, the Compensation Committee approved the award of 30,828 subjective, or service-based, phantom units and 57,189 objective, or performance-based, phantom units to Legacy’s executive officers. During March 2013, the Compensation Committee approved the award of 46,430 subjective, or service-based, phantom units and 76,723 objective, or performance-based, phantom units to Legacy's executive officers.

Compensation expense related to the phantom units and associated DERs was $1.2 million, $0.9 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Restricted Units

During the year ended December 31, 2011, Legacy issued an aggregate of 51,365 restricted units to non-executive employees. The majority of these restricted units awarded vest ratably over a three-year period, beginning on the date of grant. During the year ended December 31, 2012, Legacy issued an aggregate of 173,645 restricted units to both non-executive employees and certain executives. The majority of these restricted units awarded vest ratably over a three-year period, ratably over a two-year period or cliff vest at the end of a five year period, all beginning at the date of grant. During the year ended December 31, 2013, Legacy issued an aggregate of 85,728 restricted units to non-executive employees. The majority of these restricted units awarded vest ratably over a three-year period beginning at the date of grant. Compensation expense related to restricted units was $2.3 million, $1.8 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was a total of $4.8 million of unrecognized compensation costs related to the non-vested portion of these restricted units. At December 31, 2013, this cost was expected to be recognized over a weighted-average period of 2.6 years.

Pursuant to the provisions of ASC 718, Legacy’s issued units as reflected in the accompanying consolidated balance sheet at December 31, 2013, do not include 234,686 units related to unvested restricted unit awards.

Board and Additional Executive Units

On May 11, 2011, Legacy granted and issued 1,630 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $30.24 at the time of issuance. On August 26, 2011, Legacy granted and issued 1,885 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $26.94 at the time of issuance. On May 9, 2012, Legacy granted and issued 3,509 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner and 2,500 units to an executive officer. The value of each unit was $28.34 at the time of issuance. On May 14, 2013, Legacy granted and issued 3,715 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $27.39 at the time of issuance. None of these units were subject to vesting. Legacy recognized the expense associated with the unit grants on the date of grant.

(14) Subsidiary Guarantors

On September 6, 2011, we filed a registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to register the issuance and sale of, among other securities, our debt securities, which may be co-issued by Legacy Reserves Finance Corporation. The registration statement also registered guarantees of debt securities by Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc. The Partnership's 2020 Senior Notes were issued in a private offering on December 4, 2012 and were subsequently registered through a public exchange offer that closed on January 8, 2014. The Partnership's 2021 Senior Notes were issued in a private offering on May 28, 2013 and are currently unregistered but we have agreed to register them by July 2, 2014 or be subject to certain penalties. The 2020 Senior Notes and 2021 Senior Notes are guaranteed by our 100% owned subsidiaries Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc., which constitute all of our subsidiaries, and certain other future subsidiaries (the “Guarantors”, together with any future 100% owned subsidiaries that guarantee the Partnership's 2020 Senior Notes and 2021 Senior Notes, the “Subsidiaries”). The Subsidiaries are 100% owned by the Partnership and the guarantees by the Subsidiaries are full and unconditional, except for customary release provisions described in Note 3 - Long-Term Debt. The Partnership has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. The guarantees constitute joint and several obligations.

(15) Subsequent Events

On January 24, 2014, the board of directors of Legacy’s general partner declared a $0.59 per unit cash distribution for the quarter ended December 31, 2013 to all unitholders of record on February 3, 2014. This distribution was paid on February 14, 2014.

Table of Contents          LEGACY RESERVES LP
SUPPLEMENTARY INFORMATION

Costs Incurred in Oil and Natural Gas Property Acquisition and Development Activities

Costs incurred by Legacy in oil and natural gas property acquisition and development are presented below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Development costs	$93,433	$67,552	$71,842
Exploration costs	1,066	1,476	—
Acquisition costs:
Proved properties	114,152	624,065	142,985
Unproved properties	5,232	49,588	7,520
Total acquisition, development and exploration costs	$213,883	$742,681	$222,347

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

Table of Contents         LEGACY RESERVES LP
SUPPLEMENTARY INFORMATION — (Continued)

Net Proved Oil, NGL and Natural Gas Reserves (Unaudited)
The proved oil, NGL and natural gas reserves of Legacy have been estimated by an independent petroleum engineer, LaRoche, as of December 31, 2013, 2012 and 2011. These reserve estimates have been prepared in compliance with the Securities and Exchange Commission rules and accounting standards based on the 12-month unweighted first-day-of-the-month average price for December 31, 2013, 2012 and 2011.

The table below includes the reserves associated with the COG 2012 Acquisition which are reflected in the December 31, 2012 balances. An analysis of the change in estimated quantities of oil and natural gas reserves, all of which are located within the United States, is shown below:

	Oil (MBbls)	NGL (MBbls)(a)	Natural Gas (MMcf)(a)
Total Proved Reserves:
Balance, December 31, 2010	34,152	4,901	82,736
Purchases of minerals-in-place	2,406	25	39,264
Revisions from drilling and recompletions	897	180	3,344
Revisions of previous estimates due to price	1,514	338	2,286
Revisions of previous estimates due to performance	2,160	(263)	3,816
Production	(2,951)	(347)	(8,842)
Balance, December 31, 2011	38,178	4,834	122,604
Purchases of minerals-in-place	17,626	437	53,881
Ownership revisions	(217)	—	(165)
Extensions and discoveries	15	—	56
Revisions from drilling and recompletions	268	(15)	468
Revisions of previous estimates due to price	(807)	(150)	(8,432)
Revisions of previous estimates due to performance	282	(127)	1,315
Production	(3,337)	(348)	(10,417)
Balance, December 31, 2012	52,008	4,631	159,310
Purchases of minerals-in-place	4,359	20	4,381
Sales of minerals-in-place	(531)	—	—
Extensions and discoveries	5	—	34
Revisions from drilling and recompletions	814	—	1,954
Revisions of previous estimates due to price	719	(403)	10,608
Revisions of previous estimates due to performance	4,131	143	(2,939)
Production	(4,475)	(316)	(14,328)
Balance, December 31, 2013	57,030	4,075	159,020
Proved Developed Reserves:
December 31, 2010	29,579	4,701	72,850
December 31, 2011	32,481	4,439	110,909
December 31, 2012	46,260	4,497	145,538
December 31, 2013	48,775	3,870	139,789
Proved Undeveloped Reserves:
December 31, 2010	4,573	200	9,886
December 31, 2011	5,697	395	11,695
December 31, 2012	5,748	135	13,772
December 31, 2013	8,255	205	19,231
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

Table of Contents         LEGACY RESERVES LP
SUPPLEMENTARY INFORMATION — (Continued)

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves (Unaudited)

Summarized in the following table is information for Legacy inclusive of the COG 2012 Acquisition in 2012 with respect to the standardized measure of discounted future net cash flows relating to proved reserves. Future cash inflows are computed by applying the 12-month unweighted first-day-of-the-month average price for the years ended December 31, 2013, 2012 and 2011. Future production, development, site restoration, and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. Future net cash flows have not been adjusted for commodity derivative contracts outstanding at the end of each year. Federal income taxes have not been deducted from future production revenues in the calculation of standardized measure as each partner is separately taxed on their share of Legacy’s taxable income. In addition, Texas margin taxes and the federal income taxes associated with a corporate subsidiary, as discussed in Note 1(f), have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure.

	December 31,
	2013	2012	2011
	(In thousands)
Future production revenues	$6,205,770	$5,528,850	$4,430,377
Future costs:
Production	(2,738,136)	(2,503,052)	(1,933,503)
Development	(303,319)	(229,014)	(192,642)
Future net cash flows before income taxes	3,164,315	2,796,784	2,304,232
10% annual discount for estimated timing of cash flows	(1,607,335)	(1,370,932)	(1,163,831)
Standardized measure of discounted net cash flows	$1,556,980	$1,425,852	$1,140,401

The standardized measure is based on the following oil and natural gas prices realized over the life of the properties at the wellhead as of the following dates:

	December 31,
	2013	2012	2011
Oil (per Bbl) (a)	$93.42	$91.17	$92.71
Natural Gas (per MMBtu) (b)	$3.67	$2.76	$4.12
____________________

(a)
The quoted oil price for all fiscal years is the 12-month unweighted average first-day-of-the-month West Texas Intermediate price, as posted by Plains Marketing, L.P., for each month of 2013, 2012 and 2011.

(b)	The quoted gas price for all fiscal years is the 12-month unweighted average first-day-of-the-month Henry Hub price, as posted by Platts Gas Daily, for each month of 2013, 2012 and 2011.

Table of Contents         LEGACY RESERVES LP
SUPPLEMENTARY INFORMATION — (Continued)

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Increase (decrease):
Sales, net of production costs	$(301,301)	$(212,730)	$(219,642)
Net change in sales prices, net of production costs	78,402	(153,161)	264,410
Changes in estimated future development costs	23,062	16,198	5,499
Extensions and discoveries, net of future production
and development costs	183	639	—
Revisions of previous estimates due to infill drilling,
recompletions and stimulations	34,267	8,512	34,462
Revisions of previous quantity estimates due to performance	45,830	3,242	56,389
Previously estimated development costs incurred	29,527	33,858	26,009
Purchases of minerals-in-place	102,239	496,099	121,395
Sales of minerals-in-place	(4,146)	—	—
Ownership interest changes	—	(6,853)	—
Other	(12,432)	(13,077)	3,367
Accretion of discount	135,497	112,724	73,688
Net increase	131,128	285,451	365,577
Standardized measure of discounted future net cash flows:
Beginning of year	1,425,852	1,140,401	774,824
End of year	$1,556,980	$1,425,852	$1,140,401

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

Table of Contents         LEGACY RESERVES LP
SUPPLEMENTARY INFORMATION — (Continued)

Selected Quarterly Financial Data (Unaudited)

For the three-month periods ended:

	March 31	June 30	September 30	December 31
2013	(In thousands, except per unit data)
Revenues:
Oil sales	$90,357	$97,852	$116,396	$100,931
Natural gas liquids sales	3,342	3,161	3,686	3,906
Natural gas sales	15,180	17,373	16,101	17,204
Total revenues	108,879	118,386	136,183	122,041
Expenses:
Oil and natural gas production	35,351	37,184	39,701	42,443
Production and other taxes	6,927	6,771	8,385	7,425
General and administrative	6,281	7,064	7,933	7,629
Depletion, depreciation, amortization and accretion	41,652	39,113	37,717	39,933
Impairment of long-lived assets	1,743	20,774	835	62,405
(Gain) loss on disposal of assets	(219)	(46)	758	86
Total expenses	91,735	110,860	95,329	159,921
Operating income (loss)	17,144	7,526	40,854	(37,880)
Interest income	8	334	227	207
Interest expense	(10,692)	(11,206)	(14,206)	(13,985)
Equity in income of partnership	44	140	172	203
Net gains (losses) on commodity derivatives	(13,005)	25,330	(30,424)	4,568
Other	7	(2)	(16)	29
Income (loss) before income taxes	(6,494)	22,122	(3,393)	(46,858)
Income taxes	(211)	(368)	(29)	(41)
Net income (loss)	$(6,705)	$21,754	$(3,422)	$(46,899)
Net income (loss) per unit — basic and diluted	$(0.12)	$0.38	$(0.06)	$(0.82)
Production volumes:
Oil (MBbl)	1,114	1,089	1,141	1,131
Natural gas liquids (Mgal)	2,893	3,320	3,527	3,532
Natural gas (MMcf)	3,546	3,649	3,714	3,419
Total (MBoe)	1,774	1,776	1,844	1,785

Table of Contents         LEGACY RESERVES LP
SUPPLEMENTARY INFORMATION — (Continued)

For the three-month periods ended:

	March 31	June 30	September 30	December 31
2012	(In thousands, except per unit data)
Revenues:
Oil sales	$76,137	$65,787	$70,173	$74,157
Natural gas liquids sales	3,726	3,524	3,492	3,850
Natural gas sales	12,784	9,851	10,531	12,448
Total revenues	92,647	79,162	84,196	90,455
Expenses:
Oil and natural gas production	24,888	26,406	30,728	30,929
Production and other taxes	5,217	4,687	5,137	5,737
General and administrative	6,450	5,161	6,993	5,922
Depletion, depreciation, amortization and accretion	22,839	25,370	24,833	29,102
Impairment of long-lived assets	1,301	13,978	7,277	14,510
(Gain) loss on disposal of assets	(3,011)	(313)	260	568
Total expenses	57,684	75,289	75,228	86,768
Operating income	34,963	3,873	8,968	3,687
Interest income	4	4	3	5
Interest expense	(4,336)	(4,636)	(5,285)	(6,003)
Equity in income of partnership	26	32	30	23
Net gains (losses) on commodity derivatives	(23,089)	84,350	(27,177)	4,409
Other	32	(68)	(51)	(31)
Income (loss) before income taxes	$7,600	$83,555	$(23,512)	$2,090
Income taxes	(211)	(613)	(54)	(218)
Net income (loss)	$7,389	$82,942	$(23,566)	$1,872
Net income (loss) per unit — basic and diluted	$0.15	$1.73	$(0.49)	$0.04
Production volumes:
Oil (MBbl)	788	790	840	919
Natural gas liquids (Mgal)	3,490	3,626	3,821	3,670
Natural gas (MMcf)	2,658	2,545	2,571	2,643
Total (MBoe)	1,314	1,301	1,359	1,447