Form 10-Q
period 2014-06-30
LEGACY RESERVES LP
filed 2014-08-01
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

57,669,495 units representing limited partner interests in the registrant were outstanding as of July 31, 2014.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30, 2014	December 31, 2013
	(In thousands)
Current assets:
Cash	$10,139	$2,584
Accounts receivable, net:
Oil and natural gas	66,322	47,429
Joint interest owners	25,454	16,532
Other	721	626
Fair value of derivatives (Notes 6 and 7)	823	3,801
Prepaid expenses and other current assets	6,076	3,727
Total current assets	109,535	74,699
Oil and natural gas properties using the successful efforts method, at cost:
Proved properties	2,819,660	2,265,788
Unproved properties	81,511	58,392
Accumulated depletion, depreciation, amortization and impairment	(857,983)	(788,751)
	2,043,188	1,535,429
Other property and equipment, net of accumulated depreciation and amortization of $6,739 and $6,053, respectively	3,573	3,688
Deposits on pending acquisitions	5,800	—
Operating rights, net of amortization of $4,266 and $4,024, respectively	2,750	2,992
Fair value of derivatives (Notes 6 and 7)	3,158	21,292
Other assets, net of amortization of $11,214 and $10,097, respectively	25,181	17,641
Investments in equity method investees	3,146	4,092
Total assets	$2,196,331	$1,659,833

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND PARTNERS' EQUITY
	June 30, 2014	December 31, 2013
	(In thousands)
Current liabilities:
Accounts payable	$13,093	$6,016
Accrued oil and natural gas liabilities (Note 1)	83,596	63,161
Fair value of derivatives (Notes 6 and 7)	24,008	10,060
Asset retirement obligation (Note 8)	2,610	2,610
Other (Note 10)	14,203	12,043
Total current liabilities	137,510	93,890
Long-term debt (Note 2)	1,153,687	878,693
Asset retirement obligation (Note 8)	219,188	173,176
Fair value of derivatives (Notes 6 and 7)	3,331	2,119
Other long-term liabilities	1,635	1,559
Total liabilities	1,515,351	1,149,437
Commitments and contingencies (Note 5)
Partners' equity (Note 9):
Series A Preferred equity - 2,300,000 units issued and outstanding at June 30, 2014	55,192	—
Series B Preferred equity - 7,000,000 units issued and outstanding at June 30, 2014	169,102	—
Incentive distribution equity - 100,000 units issued and outstanding at June 30, 2014	30,814	—
Limited partners' equity - 57,405,398 and 57,280,049 units issued and outstanding at
June 30, 2014 and December 31, 2013	425,800	510,322
General partner's equity (approximately 0.03%)	72	74
Total partners' equity	680,980	510,396
Total liabilities and partners' equity	$2,196,331	$1,659,833
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per unit data)
Revenues:
Oil sales	$108,731	$97,852	$210,786	$188,209
Natural gas liquids (NGL) sales	5,103	3,161	9,069	6,503
Natural gas sales	23,280	17,373	43,163	32,553
Total revenues	137,114	118,386	263,018	227,265

Expenses:
Oil and natural gas production	45,809	37,184	88,343	72,535
Production and other taxes	8,595	6,771	16,550	13,698
General and administrative	14,809	7,064	22,456	13,346
Depletion, depreciation, amortization and accretion	38,537	39,113	72,234	80,765
Impairment of long-lived assets	2,387	20,774	3,798	22,517
Gain on disposal of assets	(3,853)	(46)	(1,552)	(265)
Total expenses	106,284	110,860	201,829	202,596

Operating income	30,830	7,526	61,189	24,669

Other income (expense):
Interest income	216	334	439	342
Interest expense (Notes 2, 6 and 7)	(16,225)	(11,206)	(30,164)	(21,898)
Equity in income of equity method investees	191	140	183	185
Net gains (losses) on commodity derivatives (Notes 6 and 7)	(31,433)	25,330	(47,319)	12,325
Other	211	(2)	304	4
Income (loss) before income taxes	(16,210)	22,122	(15,368)	15,627
Income tax expense	(278)	(368)	(592)	(578)
Net income (loss)	$(16,488)	$21,754	$(15,960)	$15,049
Distributions to Preferred unitholders	(2,194)	—	(2,194)	—
Net income (loss) attributable to unitholders	$(18,682)	$21,754	$(18,154)	$15,049

Income (loss) per unit - basic and diluted (Note 9)	$(0.33)	$0.38	$(0.32)	$0.26
Weighted average number of units used in computing net income per unit -
Basic	57,372	57,246	57,341	57,162
Diluted	57,372	57,349	57,341	57,195

 See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(UNAUDITED)

	Series A Preferred Equity		Series B Preferred Equity		Incentive Distribution Equity		Unitholders' Equity
	Units	Amount	Units	Amount	Units	Amount	Limited Partner Units	Limited Partner Amount	General Partner Amount	Total Partners' Equity
	(In thousands)
Balance, December 31, 2013	—	$—	—	$—	—	$—	57,280	$510,322	$74	$510,396
Units issued to Legacy Board of Directors for services	—	—	—	—	—	—	18	499	—	499
Issuance of preferred units, net	2,300	55,192	7,000	169,102	—	—	—	—	—	224,294
Unit-based compensation	—	—	—	—	—	—	—	1,683	—	1,683
Vesting of restricted and phantom units	—	—	—	—	—	—	107	—	—	—
Offering costs associated with the issuance of units	—	—	—	—	—	—	—	(50)	—	(50)
Incentive Distribution Units issued in exchange for oil and natural gas properties	—	—	—	—	100	30,814	—	—	—	30,814
Distributions to preferred unitholders	—	—	—	—	—	—	—	(2,194)	—	(2,194)
Distributions to unitholders, $1.185 per unit	—	—	—	—	—	—	—	(68,502)	—	(68,502)
Net loss	—	—	—	—	—	—	—	(15,958)	(2)	(15,960)
Balance, June 30, 2014	2,300	$55,192	7,000	$169,102	100	$30,814	57,405	$425,800	$72	$680,980

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(15,960)	$15,049
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	72,234	80,765
Amortization of debt discount and issuance costs	2,111	1,828
Impairment of long-lived assets	3,798	22,517
(Gain) loss on derivatives	45,893	(15,394)
Equity in income of equity method investees	(183)	(185)
Distribution from equity method investee	1,129	399
Unit-based compensation	1,580	1,061
Gain on disposal of assets	(1,552)	(265)
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(18,893)	(8,068)
(Increase) decrease in accounts receivable, joint interest owners	(8,922)	9,070
(Increase) decrease in accounts receivable, other	(95)	140
Increase in other assets	(1,676)	(1,377)
Increase in accounts payable	7,078	2,339
Increase in accrued oil and natural gas liabilities	20,435	19,662
Decrease in other liabilities	(3,208)	(4,266)
Total adjustments	119,729	108,226
Net cash provided by operating activities	103,769	123,275
Cash flows from investing activities:
Investment in oil and natural gas properties	(503,220)	(132,618)
Increase in deposits on pending acquisitions	(5,800)	—
Proceeds from sale of assets	3,281	294
Investment in other equipment	(571)	(1,459)
Net cash settlements on commodity derivatives	(9,620)	1,285
Net cash used in investing activities	(515,930)	(132,498)
Cash flows from financing activities:
Proceeds from long-term debt	1,011,000	561,263
Payments of long-term debt	(737,000)	(485,000)
Payments of debt issuance costs	(9,331)	(872)
Proceeds from issuance of units, net	224,244	(11)
Distributions to unitholders	(69,197)	(65,663)
Redemption of investment	—	(12)
Net cash provided by financing activities	419,716	9,705
Net increase in cash and cash equivalents	7,555	482
Cash and cash equivalents, beginning of period	2,584	3,509
Cash and cash equivalents, end of period	$10,139	$3,991

Non-cash investing and financing activities:

Asset retirement obligations associated with properties sold	$(3,641)	$(1,590)
Asset retirement obligations associated with property acquisitions	48,230	$9,812
Units issued in exchange for equity method investee	$—	4,001
Note receivable received in exchange for the sale of oil and natural gas properties	$—	$11,857
Incentive distribution units issued in exchange for oil and natural gas properties	$30,814	$—
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

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Significant information regarding rights of unitholders includes the following:

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

In the event of liquidation, after making required payments to Legacy's preferred unitholders, all property and cash in excess of that required to discharge all liabilities will be distributed to the unitholders and LRGPLLC in proportion to their capital account balances, as adjusted to reflect any gain or loss upon the sale or other disposition of Legacy’s assets in liquidation.

Legacy owns and operates oil and natural gas producing properties located primarily in the Permian Basin (West Texas and Southeast New Mexico), Mid-Continent and Rocky Mountain regions of the United States.

(b)	Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
	(In thousands)
Revenue payable	$30,401	$21,686
Accrued lease operating expense	15,567	11,914
Accrued capital expenditures	16,662	10,409
Accrued ad valorem tax	10,708	9,459
Other	10,258	9,693
	$83,596	$63,161

(c) Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area and is effective for annual and interim periods beginning after December 15, 2014. Legacy is currently evaluating the provisions of ASU 2014-08 and assessing the impact, if any, it may have on its financial position and results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Legacy is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

(2)	Long-Term Debt

Long-term debt consists of the following as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(In thousands)
Credit Facility due 2019	$325,000	$348,000
8% Senior Notes due 2020	300,000	300,000
6.625% Senior Notes due 2021	550,000	250,000
	1,175,000	898,000
Unamortized discount on Senior Notes	(21,313)	(19,307)
Total Long-Term Debt	$1,153,687	$878,693

 Credit Facility

Previous Credit Agreement: On March 10, 2011, Legacy entered into a five-year $1 billion secured revolving credit facility (as amended, the "Previous Credit Agreement"). Borrowings under the Credit Agreement were set to mature on March 10, 2016.

Current Credit Agreement: On April 1, 2014, Legacy entered into a five-year $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, Compass Bank, as syndication agent, UBS Securities LLC and U.S. Bank National Association, as co-documentation agents and the lenders party thereto (the “Current Credit Agreement”). Borrowings under the Current Credit Agreement mature on April 1, 2019. Legacy's obligations under the Current Credit Agreement are secured by mortgages on over 80% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in its operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit. The borrowing base is currently set at $950 million. The borrowing base is subject to semi-annual redeterminations on April 1 and October 1 of each year, commencing October 1, 2014. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. Legacy also has the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base then in effect. Any increase in the borrowing base requires the consent of all the lenders and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement. If the requisite lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement so long as it does not increase the borrowing base then in effect.

The Current Credit Agreement contains various covenants that limit Legacy's ability to: (i) incur indebtedness, (ii) enter into certain leases, (iii) grant certain liens, (iv) enter into certain swaps, (v) make certain loans, acquisitions, capital expenditures and investments, (vi) make distributions other than from available cash, (vii) merge, consolidate or allow any material change in the character of its business and (viii) engage in certain asset dispositions, including a sale of all or substantially all of its assets. The Current Credit Agreement also contains covenants that, among other things, require Legacy to maintain specified ratios or conditions as follows: (i) total debt to EBITDA of not more than 4.5 to 1.0 through June 15, 2015 and 4.0 to 1.0 thereafter, (ii) consolidated current assets, including the unused amount of the total commitments, to consolidated current liabilities of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under FASB Accounting Standards Codification 815, which includes the current portion of oil, natural gas and interest rate derivatives and (iii) specified minimum levels of natural gas hedges for each fiscal year.

As of June 30, 2014, Legacy had approximately $325 million drawn under the Current Credit Agreement at a weighted-average interest rate of 1.66%, leaving approximately $624.9 million of availability under the Current Credit Agreement. For the six-month period ended June 30, 2014, Legacy paid in cash $3.5 million of interest expense on both the Previous and Current Credit Agreements.

At June 30, 2014, Legacy was in compliance with all covenants of the Credit Agreement.

8% Senior Notes Due 2020

On December 4, 2012, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $300 million of our 8% Senior Notes due 2020 (the "2020 Senior Notes"), which were subsequently registered through a public exchange offer that closed on January 8, 2014. The 2020 Senior Notes were issued at 97.848% of par.
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
6.625% Senior Notes Due 2021

On May 28, 2013, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $250 million of our 6.625% Senior Notes due 2021 (the "2021 Senior Notes"), which were subsequently registered through a public exchange offer that closed on March 18, 2014. The 2021 Senior Notes were issued at 98.405% of par.
On May 13, 2014, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of an additional $300 million of the 6.625% 2021 Senior Notes. These 2021 Senior Notes were issued at 99.0% of par.
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
Interest is payable on June 1 and December 1 of each year.

(3)	Acquisitions

On June 4, 2014, Legacy purchased a non-operated interest in oil and natural gas properties located in the Piceance Basin in Garfield County, Colorado from WPX Energy Rocky Mountain, LLC , a subsidiary of WPX Energy, Inc., (the "WPX Acquisition") for a net purchase price of $360.0 million. Consideration included both cash and 300,000 Incentive Distribution Units representing limited partner interests in the Partnership (the "Incentive Distribution Units"), 100,000 of which vested immediately and the remainder of which are available to vest and also subject to forfeiture pursuant to the terms of a related Incentive Distribution Unitholder Agreement. This acquisition was accounted for as a business combination. The fully vested Incentive Distribution Units have been reflected in the financial statements at their estimated issuance date fair value of $30.8 million. No value has been ascribed to the unvested Incentive Distribution Units. During the six month period ended June 30, 2014, Legacy incurred acquisition costs, recorded in general and administrative expense, of approximately $4.9 million related to the WPX Acquisition and other recent acquisitions.

The allocation of the WPX Acquisition purchase price to the fair value of the acquired assets and liabilities assumed was as follows (in thousands):

Proved oil and natural gas properties including related equipment	$403,980
Total assets	403,980
Future abandonment costs	(43,989)
Fair value of net assets acquired	$359,991

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the WPX Acquisition had occurred on January 1, 2013. The pro forma amounts are not necessarily indicative of the results that may be reported in the future and do not include any adjustments for acquisition related expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenues	$153,518	$136,016	$301,270	$259,697
Net income (loss) attributable to unitholders	$(21,722)	$21,062	$(16,091)	$11,109
Income (loss) per unit — basic and diluted	$(0.38)	$0.37	$(0.28)	$0.19
Units used in computing income (loss) per unit:
Basic	57,372	57,246	57,341	57,162
Diluted	57,372	57,349	57,341	57,195

The amounts of revenues and revenues in excess of direct operating expenses included in our consolidated statements of operations for the WPX Acquisition are shown in the table that follows. Direct operating expenses include lease operating expenses and production and other taxes.

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
	(In thousands)
Revenues	$7,316	$7,316
Excess of revenues over direct operating expenses	$4,552	$4,552

(4)	Related Party Transactions

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

Level 2:
Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that Legacy values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps and collars and interest rate swaps as well as long-term incentive plan liabilities calculated using the Black-Scholes model to estimate the fair value as of the measurement date.

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). Legacy’s valuation models are primarily industry standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, and (c) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Legacy does not currently have any instruments classified as Level 3.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014:

	Fair Value Measurements at June 30, 2014 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2014
	(In thousands)
LTIP liability (a)	$—	$(1,616)	$—	$(1,616)
Oil and natural gas commodity derivatives	—	(20,026)	—	(20,026)
Interest rate swaps	—	(3,332)	—	(3,332)
Total	$—	$(24,974)	$—	$(24,974)

(a)	See Note 10 for further discussion on unit-based compensation expenses and the related Long-Term Incentive Plan ("LTIP") liability for certain grants accounted for under the liability method.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$14,552	$18,814	$20,615	$29,966
Transfers(a)	(14,552)	—	(14,552)	—
Total losses	—	13,534	(6,740)	6,313
Settlements, net	—	38	677	(3,893)
Ending balance	$—	$32,386	$—	$32,386
Losses included in earnings relating to derivatives still held as of June 30, 2014 and 2013	$—	$13,572	$—	$2,420

(a)
As part of a routine review of accounting policies and practices, Legacy reviewed the assumptions and inputs used to value its derivative instruments and determined the material inputs (such as quoted market prices and oil and natural gas volatility) for its commodity derivatives more accurately correlate to the description of Level 2 instruments. As such, all instruments previously classified as Level 3 (oil and natural gas collars, swaptions and natural gas swaps for those derivatives indexed to the West Texas Waha, ANR-Oklahoma and CIG Indices) have been transferred to Level 2 instruments.

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

Assets measured at fair value during the six-month period ended June 30, 2014 include:

	Fair Value Measurements at June 30, 2014 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Impairment (a)	$—	$—	$3,385
Acquisitions (b)	$—	$—	$476,108

(a)
Legacy reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. During the six-month period ended June 30, 2014, Legacy incurred impairment charges of $3.8 million as oil and natural gas properties with a net cost basis of $7.2 million were written down to their fair value of $3.4 million. In order to determine fair value, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

(b)
Assets and liabilities acquired in a business combination are recorded at fair value. During the six-month period ended June 30, 2014, Legacy acquired oil and natural gas properties, inclusive of unproved acreage acquisitions, with a fair value of $476.1 million in the WPX Acquisition and 5 individually immaterial transactions. Properties acquired are recorded at fair value, which correlates to the discounted future net cash flow. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. For acquired unproved properties, the market-based weighted average cost of capital rate is subjected to additional project specific risking factors. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The carrying amount of the revolving long-term debt of $325 million as of June 30, 2014 approximates fair value because Legacy's current borrowing rate does not materially differ from market rates for similar bank borrowings. Legacy has classified the revolving long-term debt as a Level 2 item within the fair value hierarchy. As of June 30, 2014, the fair values of the 2020 Senior Notes and the 2021 Senior Notes were $323.6 million and $562.0 million, respectively. As these valuations are based on unadjusted quoted prices in an active market, the fair values are classified as Level 1 items within the fair value hierarchy.

During the period ended June 30, 2014, Legacy issued 100,000 Incentive Distribution Units to WPX Energy Rocky Mountains, LLC in conjunction with the WPX Acquisition. As these Incentive Distribution Units have no active market, Legacy utilized a Monte Carlo simulation to determine their fair value as of the date of issuance. Significant inputs used used in the Monte Carlo simulation included estimates of future distribution growth, unit price, acquisition activity and a market-based weighted average cost of capital rate. As these inputs are unobservable, their value related to the Incentive Distribution Units is classified as Level 3.

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

The following table sets forth a reconciliation of the changes in fair value of Legacy's commodity derivatives for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Beginning fair value of commodity derivatives	$5,397	$8,508	$17,673	$24,148
Total gain (loss) - oil derivatives	(33,770)	19,704	(46,030)	12,208
Total gain (loss) - natural gas derivatives	2,337	5,626	(1,289)	117
Crude oil derivative cash settlements paid	6,244	1,934	8,800	1,705
Natural gas derivative cash settlements paid (received)	(234)	(584)	820	(2,990)
Ending fair value of commodity derivatives	$(20,026)	$35,188	$(20,026)	$35,188

Certain of our commodity derivatives and interest rate derivatives are presented on a net basis on the Consolidated Balance Sheets. The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our Consolidated Balance Sheets as of the dates indicated below (in thousands):

	June 30, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$28,896	$(24,915)	$3,981
Interest rate derivatives	—	—	—
Total derivative assets	$28,896	$(24,915)	$3,981

Offsetting Derivative Liabilities:
Commodity derivatives	$(48,922)	$24,915	$(24,007)
Interest rate derivatives	(3,332)	—	(3,332)
Total derivative liabilities	$(52,254)	$24,915	$(27,339)

	December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$46,356	$(21,263)	$25,093
Interest rate derivatives	—	—	—
Total derivative assets	$46,356	$(21,263)	$25,093

Offsetting Derivative Liabilities:
Commodity derivatives	$(28,683)	$21,263	$(7,420)
Interest rate derivatives	(4,759)	—	(4,759)
Total derivative liabilities	$(33,442)	$21,263	$(12,179)

As of June 30, 2014, Legacy had the following NYMEX West Texas Intermediate ("WTI") crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average
Calendar Year	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
July-December 2014	1,599,902	$93.58	$87.50	-	$101.50
2015	1,056,301	$93.93	$88.50	-	$100.20
2016	228,600	$87.94	$86.30	-	$99.85
2017	182,500	$84.75	$84.75

As of June 30, 2014, Legacy had the following NYMEX WTI crude oil derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average Short	Average Long	Average Short
Calendar Year	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Call Price per Bbl
July-December 2014	404,800	$71.59	$96.59	$110.71
2015	1,362,800	$65.08	$89.69	$111.84
2016	621,300	$63.37	$88.37	$106.40
2017	72,400	$60.00	$85.00	$104.20

As of June 30, 2014, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put, a long put and a fixed-price swap as indicated below:

		Average Long	Average Short	Average
Calendar Year	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
2015	365,000	$60.00	$80.00	$92.35
2016	183,000	$57.00	$82.00	$91.70
2017	182,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

As of June 30, 2014, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put and a fixed-price swap as indicated below:

		Average Short Put	Average Swap
Calendar Year	Volumes (Bbls)	Price per Bbl	Price per Bbl
2015	503,000	$74.12	$93.09

As of June 30, 2014, Legacy had the following NYMEX West Texas Waha, ANR-OK and CIG-Rockies natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
July-December 2014	12,625,262	$4.64	$3.61	-	$6.47
2015	16,219,300	$4.45	$4.15	-	$5.82
2016	1,419,200	$4.30	$4.12	-	$5.30

As of June 30, 2014, Legacy had the following NYMEX Henry Hub natural gas derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average Short Put	Average Long Put	Average Short Call
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
July-December 2014	240,000	$4.00	$4.65	$5.03
2015	8,040,000	$3.66	$4.21	$5.01
2016	5,520,000	$3.75	$4.25	$5.08
2017	4,800,000	$3.75	$4.25	$5.54

As of June 30, 2014, Legacy had the following Henry Hub NYMEX to Northwest Pipeline natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

		Average
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Price Range per MMBtu
July-December 2014	4,200,000	$(0.12)	$(0.12)
2015	9,600,000	$(0.13)	$(0.13)	-	$(0.14)

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

Legacy does not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Beginning fair value of interest rate swaps	$(4,047)	$(8,102)	$(4,759)	$(9,547)
Total gain (loss) on interest rate swaps	(109)	55	(283)	(281)
Cash settlements paid	824	1,569	1,710	3,350
Ending fair value of interest rate swaps	$(3,332)	$(6,478)	$(3,332)	$(6,478)

The table below summarizes the interest rate swap position as of June 30, 2014:

				Estimated Fair Market Value at
Notional Amount	Fixed Rate	Effective Date	Maturity Date	June 30, 2014
(Dollars in thousands)
$29,000	3.070%	10/16/2007	10/16/2015	$(988)
$13,000	3.112%	11/16/2007	11/16/2015	(479)
$12,000	3.131%	11/28/2007	11/28/2015	(443)
$50,000	0.710%	8/10/2011	8/10/2014	(47)
$50,000	0.702%	8/10/2011	8/10/2014	(46)
$50,000	2.500%	10/10/2008	10/10/2015	(1,329)
Total fair market value of interest rate derivatives				$(3,332)

(8)	Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the six months ended June 30, 2014 and year ended December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
Asset retirement obligation - beginning of period	$175,786	$162,183

Liabilities incurred with properties acquired	48,230	10,969
Liabilities incurred with properties drilled	—	494
Liabilities settled during the period	(1,876)	(2,441)
Liabilities associated with properties sold	(3,641)	(1,606)
Current period accretion	3,299	6,187
Asset retirement obligation - end of period	$221,798	$175,786

(9)	Partners' Equity

Preferred Units

On April 17, 2014, Legacy issued 2,000,000 of its 8% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series A Preferred Units") in a public offering at a price of $25.00 per unit. On May 12, 2014 Legacy issued an additional 300,000 of our Series A Preferred Units pursuant to the underwriters’ option to purchase additional Series A Preferred Units. Legacy received aggregate net proceeds of approximately $55.2 million, after deducting underwriting discounts and estimated offering expenses, from the offering of Series A Preferred Units during the three-months ended June 30, 2014.

On June 17, 2014, Legacy issued 7,000,000 of its 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") in a public offering at a price of $25.00 per unit. Legacy received aggregate net proceeds of approximately $169.1 million, after deducting underwriting discounts and estimated offering expenses, from the offering of Series B Preferred Units during the three-months ended June 30, 2014.

Distributions on the Series A Preferred Units and Series B Preferred Units (collectively, the "Preferred Units") are cumulative from the date of original issue and will be payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by the board of directors of the Partnership's general partner. Distributions on the Series A Preferred Units will be payable from, and including, the date of the original issuance to, but not including April 15, 2024 at an initial rate of 8.00% per annum of the stated liquidation preference. Distributions on the Series B Preferred Units will be payable from, and including, the date of the original issuance to, but not including June 15, 2024 at an initial rate of 8.00% per annum of the stated liquidation preference. Distributions accruing on and after April 15, 2024 for the Series A Preferred Units and June 15, 2024 for the Series B Preferred Units will accrue at an annual rate equal to the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 5.24% for Series A and 5.26% for Series B, based on the $25.00 liquidation preference per preferred unit.

At any time on or after April 15, 2019 or June 15, 2019, Legacy may redeem the Series A Preferred Units or Series B Preferred Units, respectively, in whole or in part at a redemption price of $25.00 per Preferred Unit plus an amount equal to all accumulated and unpaid distributions thereon through and including the date of redemption, whether or not declared. Legacy may also redeem the Preferred Units in the event of a Change of Control.

The Series A Preferred Units and the Series B Preferred Units trade on NASDAQ under the symbols "LGCYP" and "LGCYO,” respectively.

Incentive Distribution Units

On June 4, 2014, Legacy issued 300,000 Incentive Distribution Units to WPX Energy Rocky Mountain, LLC (“WPX”) as part of the WPX Acquisition. The Incentive Distribution Units issued to WPX include 100,000 Incentive Distribution Units that immediately vested along with the ability to vest in up to an additional 200,000 Incentive Distribution Units (the “Unvested IDUs”) in connection with any future asset sales or transactions completed with Legacy. Incentive Distribution Units that are not issued to WPX or other parties will remain in Legacy's treasury for the benefit of all limited partners until such time as Legacy may make future issuances of Incentive Distribution Units.

The Incentive Distribution Units represent a right to incremental cash distributions from Legacy after certain target levels of distributions are paid to unitholders, which targets are set above the current levels of Legacy's distributions to unitholders. The Unvested IDUs do not participate in cash distributions from Legacy until vested. The Unvested IDUs will automatically be forfeited on each of the first two anniversaries of the closing date of the WPX Acquisition in an amount per forfeiture equal to 66,666 Incentive Distribution Units and on the third anniversary of the closing date of the WPX Acquisition in an amount equal to 66,668 Incentive Distribution Units. Unvested IDUs that have not been forfeited will vest ratably at a rate of 10,000 Incentive Distribution Units per $35.5 million of additional cash consideration that is paid by Legacy to WPX or to a third party (along with the fair market value of any non-cash consideration) in connection with the consummation of any transaction by which Legacy acquires oil and natural gas properties (or rights therein or other assets related thereto) from WPX or jointly with WPX and such third party.

In addition, the vested and outstanding Incentive Distribution Units held by WPX may be converted by Legacy, subject to applicable conversion factors, into units on a one-for-one basis at any time when Legacy has made a distribution in respect of its units for each of the four full fiscal quarters prior to the delivery of its conversion notice, and the amount of the distribution in respect of the units for the full quarter immediately preceding delivery of its conversion notice was equal to at least $0.90 per unit; and the amount of all distributions during each quarter within the four-quarter period immediately preceding delivery of its conversion notice did not exceed the adjusted operating surplus for such quarter. Further, WPX also has the ability to similarly convert any of its vested Incentive Distribution Units beginning three years after June 4, 2014. WPX may not transfer any of the Incentive Distribution Units it holds to any person that is not a controlled affiliate of WPX.

Income (loss) per unit

The following table sets forth the computation of basic and diluted income (loss) per unit:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Income (loss) available to unitholders	$(18,682)	$21,754	$(18,154)	$15,049
Weighted average number of units outstanding	57,372	57,246	57,341	57,162
Effect of dilutive securities:
Restricted and phantom units	—	103	—	33
Weighted average units and potential units outstanding	57,372	57,349	57,341	57,195
Basic and diluted income (loss) per unit	$(0.33)	$0.38	$(0.32)	$0.26

For the three and six months ended June 30, 2014, 264,097 restricted units and 323,965 phantom units, respectively, were excluded from the calculation of diluted income per unit due to their anti-dilutive effect. For the three and six months ended June 30, 2013, 321,866 and 391,663 restricted units and phantom units, respectively, were excluded from the calculation of diluted income per unit due to their anti-dilutive effect.

(10)	Unit-Based Compensation

Long-Term Incentive Plan

On March 15, 2006, the LTIP for Legacy was implemented for its employees, consultants and directors, its affiliates and its general partner. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights ("UARs"). The LTIP permits the grant of awards that may be made or settled in units to an aggregate of 2,000,000 units. As of June 30, 2014, grants of awards net of forfeitures and, in the case of phantom units, historical exercises covering 1,255,721 units had been made, comprised of 266,014 unit option awards, 535,364 restricted unit awards, 323,965 phantom unit awards and 130,378 unit awards. The UAR awards granted under the LTIP may only be settled in cash, and therefore are not included in the aggregate number of units granted under the LTIP. The LTIP is administered by the compensation committee (the “Compensation Committee”) of the board of directors of LRGPLLC.

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

During the year ended December 31, 2013, Legacy issued 156,650 UARs to employees which vest ratably over a three-year period and 77,506 UARs to employees which vest at the end of a three-year period. During the six-month period ended June 30, 2014, Legacy issued 61,500 UARs to employees which vest ratably over a three-year period. All UARs granted in 2013 and 2014 expire seven years from the grant date and are exercisable when they vest.

For the six-month periods ended June 30, 2014 and 2013, Legacy recorded $0.3 million and $0.5 million, respectively, of compensation expense (benefit) due to the change in liability from December 31, 2013 and 2012, respectively, based on its use of the Black-Scholes model to estimate the June 30, 2014 and 2013 fair value of these UARs and unit options (see Note 6). As of June 30, 2014, there was a total of approximately $1.5 million of unrecognized compensation costs related to the unexercised and non-vested portion of these UARs. At June 30, 2014, this cost was expected to be recognized over a weighted-average period of approximately 2.11 years. Compensation expense is based upon the fair value as of June 30, 2014 and is recognized as a percentage of the service period satisfied. Based on historical data, Legacy has assumed a volatility factor of approximately 42% and employed the Black-Scholes model to estimate the June 30, 2014 fair value to be realized as compensation cost based on the percentage of service period satisfied. Based on historical data, Legacy has assumed an estimated forfeiture rate of 4.2%. Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.38 per unit.

A summary of UAR and unit option activity for the six months ended June 30, 2014 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	627,043	$25.99
Granted	61,500	27.77
Exercised	(125,584)	24.11
Forfeited	(20,835)	26.20
Outstanding at June 30, 2014	542,124	$26.62	5.5	$2,511,421

Options and UARs exercisable at June 30, 2014	159,955	$24.95	3.7	$1,013,017

The following table summarizes the status of Legacy’s non-vested UARs since January 1, 2014:

	Non-Vested UARs
	Number of Units	Weighted-Average Exercise Price
Non-vested at January 1, 2014	386,755	$27.21
Granted	61,500	27.77
Vested	(46,251)	27.16
Forfeited	(19,835)	27.01
Non-vested at June 30, 2014	382,169	$27.32

Legacy has used a weighted-average risk-free interest rate of 1.6% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at June 30, 2014 whose terms are consistent with the expected life of the UARs and unit options. Expected life represents the period of time that UARs and unit options are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Six Months Ended
June 30, 2014
Expected life (years)	5.52
Risk free interest rate	1.6%
Annual distribution rate per unit	$2.38
Volatility	42%

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

Compensation expense (benefit) related to the phantom units and associated DERs was $1.0 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively.

Restricted Units

During the year ended December 31, 2013, Legacy issued an aggregate of 85,728 restricted units to non-executive employees. These restricted units awarded mostly vest ratably over a three-year period all beginning on or around the date of grant. During the six-month period ended June 30, 2014, Legacy issued an aggregate of 106,515 restricted units to non-executive employees. These restricted units awarded vest ratably over a three-year period. Compensation expense related to restricted units was $1.1 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was a total of $6.2 million of unrecognized compensation expense related to the unvested portion of these restricted units. At June 30, 2014, this cost was expected to be recognized over a weighted-average period of 2.6 years. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at June 30, 2014, do not include 264,097 units related to unvested restricted unit awards.

Board and Additional Executive Units

On May 14, 2013, Legacy granted and issued 3,715 units to each of its five non-employee directors. The value of each unit was $27.39 at the time of issuance. On May 15, 2014, Legacy granted and issued 3,628 units to each of its five non-employee directors. The value of each unit was $27.50 at the time of issuance.

(11) Subsidiary Guarantors

On April 2, 2014, we filed a registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to register the issuance and sale of, among other securities, our debt securities, which may be co-issued by Legacy Reserves Finance Corporation. The registration statement also registered guarantees of debt securities by Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc. The Partnership's 2020 Senior Notes were issued in a private offering on December 4, 2012 and were subsequently registered through a public exchange offer that closed on January 8, 2014. The Partnership's 2021 Senior Notes were issued in two separate private offerings on May 28, 2013 and May 8, 2014. $250 million aggregate principal amount of our 2021 Senior Notes were subsequently registered through a public exchange offer that closed on March 18, 2014. The 2020 Senior Notes and the 2021 Senior Notes are guaranteed by our 100% owned subsidiaries Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc., which constitute all of our wholly-owned subsidiaries other than Legacy Reserves Finance Corporation, and certain other future subsidiaries (the “Guarantors”, together with any future 100% owned subsidiaries that guarantee the Partnership's 2020 Senior Notes and 2021 Senior Notes, the “Subsidiaries”). The Subsidiaries are 100% owned by the Partnership and the guarantees by the Subsidiaries are full and unconditional, except for customary release provisions described in Note 2 - Long-Term Debt. The Partnership has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. The guarantees constitute joint and several obligations of the Guarantors.

(12) Subsequent Events

On July 22, 2014, Legacy’s board of directors approved a distribution of $0.61 per unit payable on August 14, 2014 to unitholders of record on August 1, 2014, representing an increase of $0.015 per unit over the last quarterly distribution.

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

The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and our expectations may not be realized or the forward-looking events and circumstances may not occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Legacy’s Annual Report on Form 10-K for the year ended December 31, 2013 in Item 1A under “Risk Factors” and Legacy's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 in Part II, Item 1A under "Risk Factors." The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

Overview

Because of our rapid growth through acquisitions and development of properties, historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results.

Acquisitions have been financed with a combination of proceeds from bank borrowings, issuance of notes, issuances of units and preferred units and cash flow from operations. Post-acquisition activities are focused on evaluating and developing the acquired properties and evaluating potential add-on acquisitions. Our revenues, cash flow from operations and future growth depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per unit data)
Revenues:
Oil sales	$108,731	$97,852	$210,786	$188,209
Natural gas liquids sales	5,103	3,161	9,069	6,503
Natural gas sales	23,280	17,373	43,163	32,553
Total revenue	$137,114	$118,386	$263,018	$227,265
Expenses:
Oil and natural gas production, excluding ad valorem taxes	$42,056	$34,265	$81,694	$66,650
Ad valorem taxes	$3,753	$2,919	$6,649	$5,885
Total oil and natural gas production	$45,809	$37,184	$88,343	$72,535
Production and other taxes	$8,595	$6,771	$16,550	$13,698
General and administrative, excluding LTIP	$12,669	$5,720	$19,626	$11,017
LTIP expense	$2,140	$1,344	$2,830	$2,329
Total general and administrative	$14,809	$7,064	$22,456	$13,346
Depletion, depreciation, amortization and accretion	$38,537	$39,113	$72,234	$80,765
Commodity derivative cash settlements:
Oil derivative cash settlements paid	$(6,244)	$(1,934)	$(8,800)	$(1,705)
Natural gas derivative cash settlements received (paid)	$234	$584	$(820)	$2,990
Production:
Oil (MBbls)	1,175	1,089	2,310	2,203
Natural gas liquids (MGal)	5,519	3,320	8,881	6,213
Natural gas (MMcf)	4,877	3,649	8,102	7,194
Total (MBoe)	2,119	1,776	3,872	3,550
Average daily production (Boe/d)	23,286	19,516	21,392	19,613
Average sales price per unit (excluding derivative cash settlements):
Oil price (per Bbl)	$92.54	$89.85	$91.25	$85.43
Natural gas liquids price (per Gal)	$0.92	$0.95	$1.02	$1.05
Natural gas price (per Mcf) (a)	$4.77	$4.76	$5.33	$4.53
Combined (per Boe)	$64.71	$66.66	$67.93	$64.02
Average sales price per unit (including derivative cash settlements):
Oil price (per Bbl)	$87.22	$88.08	$87.44	$84.66
Natural gas liquids price (per Gal)	$0.92	$0.95	$1.02	$1.05
Natural gas price (per Mcf) (a)	$4.82	$4.92	$5.23	$4.94
Combined (per Boe)	$61.87	$65.90	$65.44	$64.38

Average WTI oil spot price (per Bbl)	$103.35	$94.05	$101.05	$94.18
Average Henry Hub natural gas index price (per Mcf)	$4.68	$3.34	$4.81	$3.72

Average unit costs per Boe:
Oil and natural gas production	$19.85	$19.29	$21.10	$18.77
Ad valorem taxes	$1.77	$1.64	$1.72	$1.66
Production and other taxes	$4.06	$3.81	$4.27	$3.86
General and administrative excluding LTIP	$5.98	$3.22	$5.07	$3.10
Total general and administrative	$6.99	$3.98	$5.80	$3.76
Depletion, depreciation, amortization and accretion	$18.19	$22.02	$18.66	$22.75

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

Results of Operations

Three-Month Period Ended June 30, 2014 Compared to Three-Month Period Ended June 30, 2013

Our revenues from the sale of oil were $108.7 million and $97.9 million for the three-month periods ended June 30, 2014 and 2013, respectively. Our revenues from the sale of NGLs were $5.1 million and $3.2 million for the three-month periods ended June 30, 2014 and 2013, respectively. We had revenues from the sale of natural gas of $23.3 million and $17.4 million for the three-month periods ended June 30, 2014 and 2013, respectively. The $10.9 million increase in oil revenues reflects the increase in oil production of 86 MBbls (8%) as well as an increase in average realized price of $2.69 per Bbl (3%). This increase in production is related to our purchase of additional oil and natural gas properties during the second quarter of 2014, as well as our ongoing development activities. The improvement in realized oil prices of $2.69 per Bbl during the three months ended June 30, 2014 compared to the same period in 2013 was due to an improvement in average West Texas Intermediate (“WTI”) crude oil prices of $9.30 per Bbl partially offset by an increase in realized regional differentials, which reduce the price we receive for our oil. The $1.9 million increase in NGL sales reflects an increase in NGL production of 2,199 MGals (66%), primarily due to the WPX Acquisition (1,896 MGals), partially offset by a decrease in the realized NGL price of approximately $0.03 (3%). The $5.9 million increase in natural gas revenues reflects an increase in our production volumes, partially offset by a decrease in realized natural gas prices. Our natural gas production increased by approximately 1,228 MMcf (34%) primarily due to the acquisition of a non-operated interest in oil and natural gas properties located in the Piceance Basin in Garfield County, Colorado from WPX Energy Rocky Mountain, LLC, a subsidiary of WPX Energy, Inc. (the "WPX Acquisition"), which accounted for approximately 1,469 MMcf, partially offset by ordinary natural gas decline. Average realized natural gas prices remained virtually flat, increasing by $0.01 per Mcf (0%) during the three months ended June 30, 2014 compared to the same period in 2013 due to the inclusion of natural gas from the WPX Acquisition, which receives a lower price than NYMEX Henry Hub pricing. We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content contained within those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin are higher than NYMEX Henry Hub natural gas prices due to this NGL content.

For the three-month period ended June 30, 2014, we recorded $31.4 million of net losses on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net losses recognized during the three-month period ended June 30, 2014 are primarily due to the increase in oil prices during the period. For the three-month period ended June 30, 2013, we recorded $25.3 million of net gains on oil and natural gas derivatives. Settlements of such contracts resulted in cash payments of $6.0 million and $1.4 million during the three months ended June 30, 2014 and 2013, respectively.

Our oil and natural gas production expenses, excluding ad valorem taxes, increased to $42.1 million ($19.85 per Boe) for the three-month period ended June 30, 2014 from $34.3 million ($19.29 per Boe) for the three-month period ended June 30, 2013. Production expenses increased primarily due to expenses associated with our acquisitions including $2.1 million related to the WPX Acquisition as well as development activities and, to a lesser extent, industry-wide cost increases. Our ad valorem tax expense increased marginally to $3.8 million ($1.77 per Boe) for the three-month period ended June 30, 2014 compared to $2.9 million ($1.64 per Boe) for the three-month period ended June 30, 2013 primarily due to increased well counts from recent acquisitions.

Our production and other taxes were $8.6 million and $6.8 million for the three-month periods ended June 30, 2014 and 2013, respectively. Production and other taxes increased because of increased production volumes related to recent acquisitions and increased product prices, as production and other taxes as a percentage of revenue remained relatively unchanged during the three-month period ended June 30, 2014 compared to the same period in 2013.

Our general and administrative expenses were $14.8 million and $7.1 million for the three-month periods ended June 30, 2014 and 2013, respectively. General and administrative expenses increased $7.7 million primarily due $4.9 million of acquisition-related expenses, a $1.7 million increase in salary and benefit expenses related to the hiring of additional personnel to manage our larger asset base and a $0.8 million increase in LTIP expenses due to the increase in unit price during the period.

We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $38.5 million and $39.1 million for the three-month periods ended June 30, 2014 and 2013, respectively. DD&A decreased due to a decrease in both the depletion rate and depletable basis due to prior year depletion and impairment which reduced the amount available to be depleted. This reduction was partially offset by the WPX Acquisition and other recent acquisitions. As the depletion rate is a function of production and reserves, the increase in our reserves balance due to the WPX Acquisition and other recent acquisitions, combined with only a partial quarter of increased production from the acquisitions, resulted in a lower depletion rate.

Impairment expense was $2.4 million and $20.8 million for the three-month periods ended June 30, 2014 and 2013, respectively. In the three-month period ended June 30, 2014, we recognized $2.4 million of impairment expense on two separate producing fields primarily related to the removal of a proved undeveloped drilling ("PUD") location from a field as recent results from offset developments operated by other producers reduced the viability of development. The removal of this PUD reduced the expected cash flows for this field, resulting in impairment. Impairment expense for the period ended June 30, 2013 was primarily related to higher realized oil and natural gas differentials, which reduced the future expected cash flows.

We recorded interest expense of $16.2 million and $11.2 million for the three-month periods ended June 30, 2014 and 2013, respectively. Interest expense increased approximately $5.0 million primarily due to interest expense related to additional senior notes issued subsequent to June 30, 2013.

Six-Month Period Ended June 30, 2014 Compared to Six-Month Period Ended June 30, 2013

Our revenues from the sale of oil were $210.8 million and $188.2 million for the six-month periods ended June 30, 2014 and 2013, respectively. Our revenues from the sale of NGLs were $9.1 million and $6.5 million for the six-month periods ended June 30, 2014 and 2013, respectively. We had revenues from the sale of natural gas of $43.2 million and $32.6 million for the six-month periods ended June 30, 2014 and 2013, respectively. The $22.6 million increase in oil revenues reflects the increase in oil production of 107 MBbls (5%) as well as an increase in average realized price of $5.82 per Bbl (7%). This increase in production is related to our purchase of additional oil and natural gas properties in recent acquisitions, as well as our ongoing development activities partially offset by a decline in the Lower Abo oil production and downtime related to inclement weather. The improvement in realized oil prices of $5.82 per Bbl during the six months ended June 30, 2014 compared to the same period in 2013 was due to an improvement in average West Texas Intermediate (“WTI”) crude oil prices of $6.87 per Bbl partially offset by increased regional crude oil differentials. The $2.6 million increase in NGL sales reflects an increase in NGL production of 2,668 MGals (43%), primarily due to the WPX Acquisition (1,896 MGals), partially offset by a reduction in realized NGL price of approximately $0.03 (3%). The $10.6 million increase in natural gas revenues reflects an increase in our production volumes as well as an increase in realized natural gas prices. Our natural gas production increased by approximately 908 MMcf (13%) primarily due to the WPX Acquisition (1,469 MMcf) partially offset by declines related to our Lower Abo properties as well as plant and gathering downtime related to inclement weather as well as other gathering issues which reduced the volumes available for sale. Average realized natural gas prices increased by $0.80 per Mcf (18%) during the six months ended June 30, 2014 compared to the same period in 2013, primarily due to the increase in index prices. We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content contained within those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin are higher than NYMEX Henry Hub natural gas prices due to this NGL content.

For the six-month period ended June 30, 2014, we recorded $47.3 million of net losses on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net losses recognized during the six-month period ended June 30, 2014 are primarily due to the increase in oil prices during the period. For the six-month period ended June 30, 2013, we recorded $12.3 million of net gains on oil and natural gas derivatives. Settlements of such contracts resulted in cash payments of $9.6 million and cash receipts of $1.3 million during the six months ended June 30, 2014 and 2013, respectively.

Our oil and natural gas production expenses, excluding ad valorem taxes, increased to $81.7 million ($21.10 per Boe) for the six-month period ended June 30, 2014 from $66.7 million ($18.77 per Boe) for the six-month period ended June 30, 2013. Production expenses increased primarily due to expenses associated with our acquisitions and development activities as well as a $3.5 million increase in one-time well workover expenses and industry-wide cost increases. Our ad valorem tax expense increased marginally to $6.6 million ($1.72 per Boe) for the six-month period ended June 30, 2014 compared to $5.9 million ($1.66 per Boe) for the six-month period ended June 30, 2013 primarily due to increased well counts from recent acquisitions.

Our production and other taxes were $16.6 million and $13.7 million for the six-month periods ended June 30, 2014 and 2013, respectively. Production and other taxes increased because of increased production volumes related to recent acquisitions and increased product prices, as production and other taxes as a percentage of revenue remained relatively unchanged during the six-month period ended June 30, 2014 compared to the same period in 2013.

Our general and administrative expenses were $22.5 million and $13.3 million for the six-month periods ended June 30, 2014 and 2013, respectively. General and administrative expenses increased $9.1 million primarily due to $4.9 million of acquisition-related expenses, a $3.2 million increase in salary and benefit expenses related to the hiring of additional personnel to manage our larger asset base and a $0.5 million increase in LTIP expenses due to the increase in unit price during the period.

We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $72.2 million and $80.8 million for the six-month periods ended June 30, 2014 and 2013, respectively. DD&A decreased due to a decrease in both the depletion rate and depletable basis due to prior year depletion and impairment which reduced the amount available to be depleted. This reduction was partially offset by the WPX Acquisition and other recent acquisitions. As the depletion rate is a function of production and reserves, the increase in our reserves balance due to the WPX Acquisition and other recent acquisitions, combined with only a partial quarter of increased production from the acquisitions, resulted in a lower depletion rate.

Impairment expense was $3.8 million and $22.5 million for the six-month periods ended June 30, 2014 and 2013, respectively. In the six-month period ended June 30, 2014, we recognized $3.8 million of impairment expense on four separate producing fields primarily related to a reduction in the future expected cash flows from four unproved properties and the removal of a PUD. We consider expected cash flows from both proved and unproved properties in a given field when reviewing for impairment. In the case of two of the impaired fields, impairment was indicated in previous periods, but the additional cash flow from identified unproved projects mitigated the indicated impairment. During the six months ended June 30, 2014, we revised certain reserve estimates associated with these unproved properties due to other operators' recent drilling results on adjacent properties and thus recognized impairment on the reduced expected cash flows. Impairment expense for the period ended June 30, 2013 was primarily related to higher realized oil and natural gas differentials, which reduced the future expected cash flows.

We recorded interest expense of $30.2 million and $21.9 million for the six-month periods ended June 30, 2014 and 2013, respectively. Interest expense increased approximately $8.3 million primarily due to interest expense related to additional senior notes issued subsequent to June 30, 2013.

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

The following table presents a reconciliation of our consolidated net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$(16,488)	$21,754	$(15,960)	$15,049
Plus:
Interest expense	16,225	11,206	30,164	21,898
Income tax expense	278	368	592	578
Depletion, depreciation, amortization and accretion	38,537	39,113	72,234	80,765
Impairment of long-lived assets	2,387	20,774	3,798	22,517
Gain on disposal of assets	(3,853)	(46)	(1,552)	(265)
Equity in income of equity method investees	(191)	(140)	(183)	(185)
Unit-based compensation expense	2,140	1,344	2,830	2,329
Minimum payments earned in excess of overriding royalty interest(a)	341	10	673	410
Equity in EBITDA of equity method investee(b)	241	226	499	226
Net (gains) losses on commodity derivatives	31,433	(25,330)	47,319	(12,325)
Net cash settlements received (paid) on commodity derivatives	(6,010)	$(1,350)	$(9,620)	$1,285
Transaction expenses related to acquisitions	4,911	$—	$4,966	$—
Adjusted EBITDA	$69,951	$67,929	$135,760	$132,282
____________________

(a)
A portion of minimum payments earned in excess of overriding royalties earned under a contractual agreement expiring December 31, 2019. The remaining amount of the minimum payments are recognized in net income.

(b)	EBITDA applicable to equity method investee is defined as the equity method investee's net income plus interest expense and depreciation.

For the three months ended June 30, 2014 and 2013, respectively, Adjusted EBITDA increased 3% to $70.0 million from $67.9 million primarily due to production from the WPX Acquisition and other recent oil and natural gas property acquisitions as well as higher realized commodity prices. These factors were partially offset by higher commodity derivative settlement payments of approximately $4.7 million as well as higher expenses and production taxes.

For the six months ended June 30, 2014 and 2013, respectively, Adjusted EBITDA increased 3% to $135.8 million from $132.3 million primarily due to production from the WPX Acquisition and other recent oil and natural gas property acquisitions as well as higher realized commodity prices. These factors were partially offset by higher commodity derivative settlement payments of approximately $10.9 million as well as higher expenses and production taxes.

Capital Resources and Liquidity

Our primary sources of capital and liquidity have been cash flow from operations, the issuance of additional units and preferred units, the issuance of notes, proceeds from bank borrowings or a combination thereof. To date, our primary use of capital has been for acquisition and development of oil and natural gas properties and the repayment of bank borrowings.

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

The amounts available for borrowing under our credit facility are subject to a borrowing base which is currently set at $950.0 million. As of July 31, 2014, we had $591.9 million available for borrowing under our revolving credit facility. Based on their commodity price expectations, our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled on or around October 2014. Please see “— Financing Activities — Our Revolving Credit Facility.”

Cash Flow from Operations

Our net cash provided by operating activities was $103.8 million and $123.3 million for the six-month periods ended June 30, 2014 and 2013, respectively. The 2014 period was impacted by higher operating expenses, partially offset by higher realized commodity prices and production.

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

Investing Activities

We invested cash capital of $503.2 million for the six-month period ended June 30, 2014. The total includes $445.3 million for the acquisition of oil and natural gas properties including the WPX Acquisition and 5 individually immaterial acquisitions as well as $57.9 million for development projects. Our cash capital expenditures were $132.6 million for the six-month period ended June 30, 2013. The total includes $93.3 million for the acquisition of oil and natural gas properties in 10 individually immaterial acquisitions, $38.2 million for development projects and $1.2 million of exploratory capital expenditures.

Our capital expenditure budget, which predominantly consists of drilling, recompletion and well stimulation projects, is currently $100.0 million for the year ending December 31, 2014, of which $57.9 million has been expended during the six months ended June 30, 2014. Our remaining borrowing capacity under our revolving credit facility is $591.9 million as of July 31, 2014. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, non-operated capital requirements and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner. Based upon current oil and natural gas price expectations for the year ending December 31, 2014, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our remaining planned capital expenditures. Future cash distributions will be at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt and any other factors the board of directors of our general partner may consider. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. Currently, we use derivatives to offset price volatility on NYMEX oil and natural gas prices, which do not include the additional net discount to NYMEX WTI that we typically experience in the Permian Basin. For the six-month periods ended June 30, 2014 and 2013, we had favorable (unfavorable) cash settlements of $(9.6) million and $1.3 million, respectively, related to our commodity derivatives. At June 30, 2014, we had in place oil and natural gas derivatives covering significant portions of our estimated 2014 through 2018 oil and natural gas production.

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

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of July 31, 2014, covering the period from July 1, 2014 through December 31, 2018. We use derivatives, including swaps, enhanced swaps and three-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are mostly settled based upon the monthly average closing price of the front-month NYMEX WTI oil, the price on the last trading day of front-month NYMEX Henry Hub natural gas and published West Texas Waha, ANR-Oklahoma and Rocky Mountain CIG prices of natural gas.

Oil Swaps:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
July-December 2014	1,599,902	$93.58	$87.50	-	$101.50
2015	1,056,301	$93.93	$88.50	-	$100.20
2016	228,600	$87.94	$86.30	-	$99.85
2017	182,500	$84.75	$84.75

Natural Gas Swaps:

Calendar Year	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
July-December 2014	12,625,262	$4.64	$3.61	-	$6.47
2015	16,219,300	$4.45	$4.15	-	$5.82
2016	1,419,200	$4.30	$4.12	-	$5.30

We have also entered into multiple NYMEX WTI crude oil derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. The following table summarizes the three-way oil collar contracts currently in place as of July 31, 2014, covering the period from July 1, 2014 through June 30, 2017:

		Average Short	Average Long	Average Short
Calendar Year	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Call Price per Bbl
July-December 2014	404,800	$71.59	$96.59	$110.71
2015	1,362,800	$65.08	$89.69	$111.84
2016	621,300	$63.37	$88.37	$106.40
2017	72,400	$60.00	$85.00	$104.20

We have also entered into multiple NYMEX WTI crude oil derivative enhanced swap contracts. The first type of enhanced swap contract combines buying a lower-priced put, selling a higher-priced put, and using the net proceeds from these positions to simultaneously obtain a swap at above market prices (“enhanced swap price”). If the market price is at or above the higher-priced short put, this contract allows us to settle at the enhanced swap price. If the market price is below the higher-priced short put but above the lower-priced long put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the higher-priced short put. If the market price is at or below the lower-priced long put, this contract allows us to settle for the lower-priced long put plus the spread between the enhanced swap price and the higher-priced short put. The following table summarizes these type of enhanced swap contracts currently in place as of July 31, 2014, covering the period from January 1, 2015 to December 31, 2018:

		Average Long	Average Short	Average
Calendar Year	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
2015	365,000	$60.00	$80.00	$92.35
2016	183,000	$57.00	$82.00	$91.70
2017	182,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

We have also entered into other multiple NYMEX WTI crude oil derivative enhanced swap contracts. This second type of enhanced swap contract combines selling a put and using the net proceeds to simultaneously obtain a swap at above market prices, i.e. the enhanced swap price. If the market price is at or above the put, this contract allows us to settle at the enhanced swap price. If the market price is below the put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the put price. The following table summarizes these type of enhanced swap contracts currently in place as of July 31, 2014, covering the period from January 1, 2015 to December 31, 2015:

		Average Short	Average
Calendar Year	Volumes (Bbls)	Put Price per Bbl	Swap Price per Bbl
2015	503,000	$74.12	$93.09

We have also entered into multiple NYMEX Henry Hub natural gas derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. The following table summarizes the three-way natural gas collar contracts currently in place as of July 31, 2014:

		Average Short Put	Average Long Put	Average Short Call
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
July-December 2014	240,000	$4.00	$4.65	$5.03
2015	8,040,000	$3.66	$4.21	$5.01
2016	5,580,000	$3.75	$4.25	$5.08
2017	5,040,000	$3.75	$4.25	$5.53

As of July 31, 2014, Legacy had the following Henry Hub NYMEX to Northwest Pipeline, West Texas WAHA, NGPL Midcon, San Juan Basin, and California SoCal NGI natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

		Average
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Price Range per MMBtu
July-December 2014	8,050,000	$(0.07)	$(0.12)	-	$0.29
2015	19,200,000	$(0.12)	$(0.15)	-	$0.19

Financing Activities

Our net cash provided by financing activities was $419.7 million for the six months ended June 30, 2014, compared to $9.7 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, total net repayments under our revolving credit facility were $23.0 million while we raised $291.8 million in proceeds, net of original issue discount and fees paid to initial purchasers in our private offering of 6.625% senior notes due 2021, resulting in a total net borrowings of $274.0 million. Additionally, we received net proceeds from the issuance of our 8% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series A Preferred Units") and 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") in the amount of $224.2 million. The proceeds from our net borrowings and preferred equity issuances were used to fund the WPX Acquisition and 5 individually immaterial acquisitions. We had cash outflow during the six months ended June 30, 2014 in the amount of $69.2 million for distributions to unitholders which was funded from cash flow from operations. Cash provided by financing activities during the six months ended June 30, 2013 included $76.3 million in net borrowings under our revolving credit facility and $65.7 million for distributions to unitholders.

On April 17, 2014, Legacy issued 2,000,000 of its Series A Preferred Units in a public offering at a price of $25.00 per unit. On May 12, 2014 Legacy issued an additional 300,000 of our Series A Preferred Units pursuant to the underwriters’ option to purchase additional Series A Preferred Units. Legacy received aggregate net proceeds of approximately $55.2 million, after deducting underwriting discounts and estimated offering expenses, from the offering of Series A Preferred Units during the three-months ended June 30, 2014.

On June 17, 2014, Legacy issued 7,000,000 of its Series B Preferred Units in a public offering at a price of $25.00 per unit. Legacy received aggregate net proceeds of approximately $169.1 million, after deducting underwriting discounts and estimated offering expenses, from the offering of Series B Preferred Units during the three-months ended June 30, 2014. On July 1, 2014 Legacy issued an additional 200,000 of its Series B Preferred Units pursuant to the underwriters’ option to purchase additional Series B Preferred Units.

Distributions on the Series A Preferred Units and Series B Preferred Units (the "Preferred Units", collectively) are cumulative from the date of original issue and will be payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by the board of directors of its general partner. Distributions on the Series A Preferred Units will be payable from, and including, the date of the original issuance to, but not including April 15, 2024 at an initial rate of 8.00% per annum of the stated liquidation preference. Distributions on the Series B Preferred Units will be payable from, and including, the date of the original issuance to, but not including June 15, 2024 at an initial rate of 8.00% per annum of the stated liquidation preference. Distributions accruing on and after April 15, 2024 for the Series A Preferred Units and June 15, 2024 for the Series B Preferred Units will accrue at an annual rate equal to the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 5.24% for Series A Preferred Units and 5.26% for Series B Preferred Units, based on the $25.00 liquidation preference per preferred unit.

At any time on or after April 15, 2019 or June 15, 2019, Legacy may redeem the Series A Preferred Units or Series B Preferred Units, respectively, in whole or in part, out of amounts legally available therefor, at a redemption price of $25.00 per Preferred Unit plus an amount equal to all accumulated and unpaid distributions thereon through and including the date of redemption, whether or not declared. Legacy may also redeem the Preferred Units in the event of a Change of Control.

The Series A Preferred Units and the Series B Preferred Units trade on NASDAQ under the symbols "LGCYP" and "LGCYO,” respectively.

On June 4, 2014, Legacy issued 300,000 incentive distribution units representing limited partner interests in Legacy (the “Incentive Distribution Units”) to WPX Energy Rocky Mountain, LLC (“WPX”) as part of the WPX Acquisition. The Incentive Distribution Units issued to WPX include 100,000 Incentive Distribution Units that immediately vested along with the ability to vest in up to an additional 200,000 Incentive Distribution Units (the “Unvested IDUs”) in connection with any future asset sales or transactions completed with us. Incentive Distribution Units that are not issued to WPX or other parties will remain in Legacy's treasury for the benefit of all limited partners until such time as Legacy may make future issuances of Incentive Distribution Units.

The Incentive Distribution Units represent a right to incremental cash distributions from Legacy after certain target levels of distributions are paid to unitholders, which targets are set above the current levels of Legacy's distributions to unitholders. The Unvested IDUs do not participate in cash distributions from Legacy until vested. The Unvested IDUs will automatically be forfeited on each of the first two anniversaries of the closing date of the WPX Acquisition in an amount per forfeiture equal to 66,666 Incentive Distribution Units and on the third anniversary of the closing date of the WPX Acquisition in an amount equal to 66,668 Incentive Distribution Units. Unvested IDUs that have not been forfeited will vest ratably at a rate of 10,000 Incentive Distribution Units per $35.5 million of additional cash consideration that is paid by Legacy to WPX or to a third party (along with the fair market value of any non-cash consideration) in connection with the consummation of any transaction by which Legacy acquires oil and natural gas properties (or rights therein or other assets related thereto) from WPX or jointly with WPX and such third party.

In addition, the vested and outstanding Incentive Distribution Units held by WPX may be converted by Legacy at any time when Legacy has made a distribution in respect of its units for each of the four full fiscal quarters prior to the delivery of its conversion notice, and the amount of the distribution in respect of the units for the full quarter immediately preceding delivery of its conversion notice was equal to at least $0.90 per unit; and the amount of all distributions during each quarter within the four-quarter period immediately preceding delivery of its conversion notice did not exceed the adjusted operating surplus for such quarter. Further, WPX also has the ability to convert any of its vested Incentive Distribution Units beginning three years after June 4, 2014. WPX may not transfer any of the Incentive Distribution Units it holds to any person that is not a controlled affiliate of WPX.

8% Senior Notes Due 2020

On December 4, 2012, we, together with our 100% owned subsidiary Legacy Reserves Finance Corporation, completed a private placement offering to eligible purchasers of an aggregate principal amount of $300 million of our 8% Senior Notes due 2020 (the "2020 Senior Notes"), which were subsequently registered through a public exchange offer that closed on January 8, 2014. The 2020 Senior Notes were issued at 97.848% of par. We received approximately $286.7 million of net cash proceeds, after deducting the discount to initial purchasers and offering expenses payable by us.

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

6.625% Senior Notes Due 2021

On May 28, 2013, we, together with our 100% owned subsidiary Legacy Reserves Finance Corporation, completed a private placement offering to eligible purchasers of an aggregate principal amount of $250 million of our 6.625% Senior Notes due 2021 (the "2021 Senior Notes"), which were subsequently registered through a public exchange offer that closed on March 18, 2014.

This issuance of our 2021 Senior Notes was at 98.405% of par. We received approximately $240.7 million of net cash proceeds, after deducting the discount to initial purchasers and offering expenses payable by us.
On May 13, 2014, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of an additional $300.0 million of our 6.625% 2021 Senior Notes. This issuance of our 2021 Senior Notes was at 99.0% of par. Legacy received approximately $291.8 million of net cash proceeds, after deducting the discount to initial purchasers and offering expenses payable by Legacy.
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
Our Revolving Credit Facility

Credit Facility

Previous Credit Agreement: On March 10, 2011, Legacy entered into a five-year $1 billion secured revolving credit facility (as amended, the "Previous Credit Agreement"). Borrowings under the Previous Credit Agreement were set to mature on March 10, 2016.

Current Credit Agreement: On April 1, 2014, Legacy entered into a five-year $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, Compass Bank, as syndication agent, UBS Securities LLC and U.S. Bank National Association, as co-documentation agents and the lenders party thereto (the “Current Credit Agreement”). Borrowings under the Current Credit Agreement mature on April 1, 2019. Legacy's obligations under the Current Credit Agreement are secured by mortgages on over 80% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in our operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit. The borrowing base is currently set at $950.0 million. As of July 31, 2014, we have approximately $358.0 million drawn under the Current Credit Agreement, leaving approximately $591.9 million of current availability. The borrowing base is subject to semi-annual redeterminations on April 1 and October 1 of each year, commencing October 1, 2014. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. Legacy also has the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base then in effect. Any increase in the borrowing base requires the consent of all the lenders and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement. If the requisite lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement so long as it does not increase the borrowing base then in effect.

Legacy may at any time issue additional senior notes or new debt whose proceeds are used to refinance such senior notes, subject to specified conditions in the Current Credit Agreement, which include that upon the issuance of such senior notes or new debt, the borrowing base shall be reduced by an amount equal to (i) (A) in the case of the senior notes, 25% of the stated principal amount of the senior notes and (B) in the case of the new debt, 25% of the portion of the new debt that exceeds the original principal amount of the senior notes or (ii) in the sole discretion of the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement prior to the issuance of the senior notes or new debt, a lesser amount. In addition, after giving pro forma effect to the issuance of any additional senior notes, we must continue to have a ratio of total debt to EBITDA of not more than 4.5 to 1.0 for four fiscal quarters preceding the issuance of the senior notes until June 15, 2015 and 4.0 to 1.0 thereafter. Outstanding borrowings in excess of the borrowing base must be prepaid, and, if mortgaged properties represent less than 80% of total value of oil and natural gas properties evaluated in the most recent reserve report, we must pledge other oil and natural gas properties as additional collateral.

Legacy may elect that borrowings be comprised entirely of ABR loans or Eurodollar loans. Interest on the loans is determined as follows:

•
with respect to ABR loans, the alternate base rate equals the highest of (i) the prime rate, (ii) the Federal funds effective rate plus 0.50% and (iii) the one-month London interbank offered rate (LIBOR) plus 1.00%, in each case plus an applicable margin ranging from and including 0.50% and 1.50% per annum, determined by the percentage of the borrowing base then in effect that is drawn, or

•
with respect to any Eurodollar loans, one-, two-, three- or six-month LIBOR, or, upon the consent of all of the lenders, twelve month LIBOR, in each case plus an applicable margin ranging from and including 1.50% and 2.50% per annum, determined by the percentage of the borrowing base then in effect that is drawn.

Legacy pays a commitment fee ranging from and including 0.375% and 0.500% on the average daily amount of the unused amount of the commitments under the Current Credit Agreement.

The Current Credit Agreement contains various covenants that limit our ability to:

•	incur indebtedness;

•	enter into certain leases;

•	grant certain liens;

•	enter into certain swaps;

•	make certain loans, acquisitions, capital expenditures and investments;

•	make distributions other than from available cash;

•	merge, consolidate or allow any material change in the character of our business; or

•	engage in certain asset dispositions, including a sale of all or substantially all of our assets.

The Current Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•	total debt to EBITDA of not more than 4.5 to 1.0 through June 15, 2015 and 4.0 to 1.0 thereafter;

•
consolidated current assets, including the unused amount of the total commitments, to consolidated current liabilities of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under FASB Accounting Standards Codification 815, which includes the current portion of oil, natural gas and interest rate derivatives; and

•	specified minimum levels of natural gas hedges for each fiscal year.

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

•
a change of control, which will occur upon (i) the acquisition by any person or group of persons of beneficial ownership of more than 35% of the aggregate ordinary voting power of our equity securities, (ii) the first day on which a majority of the members of the board of directors of our general partner are not continuing directors (which is generally defined to mean members of our board of directors as of April 1, 2014 and persons who are nominated for election or elected to our general partner’s board of directors with the approval of a majority of the continuing directors who were members of such board of directors at the time of such nomination or election), (iii) the direct or indirect sale, transfer or other disposition in one or a series of related transactions of all or substantially all of the properties or assets (including equity interests of subsidiaries) of us and our subsidiaries to any person, (iv) the adoption of a plan related to our liquidation or dissolution or (v) LRGPLLC’s ceasing to be our sole general partner;

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

As of June 30, 2014, we were in compliance with all covenants of the Current Credit Agreement.

Legacy periodically enters into interest rate swap transactions to mitigate the volatility of interest rates. As of June 30, 2014, Legacy had interest rate swaps on notional amounts of $204 million with a weighted average fixed rate of 1.78%. These swaps mature between August 2014 and November 2015.

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

As of June 30, 2014, our critical accounting policies were consistent with those discussed in our Annual Report on Form 10-K for the period ended December 31, 2013.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area and is effective for annual and interim periods beginning after December 15, 2014. We are currently evaluating the provisions of ASU 2014-08 and assessing the impact, if any, it may have on our financial position and results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the market prices applicable to our natural gas production and the prevailing price for crude oil. Pricing for oil and natural gas has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, such as the strength of the economy and the regional and international supply of oil and natural gas.

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

As of June 30, 2014, the fair market value of our commodity derivative positions was a net liability of $20.0 million based on NYMEX futures prices from July 2014 to December 2018 for both oil and natural gas. As of December 31, 2013, the fair market value of our commodity derivative positions was a net asset of $17.7 million based on NYMEX futures prices from January 2014 to December 2017 for both oil and natural gas. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from July 2014 through December 2018, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investing Activities.”

Interest Rate Risks

At June 30, 2014, we had debt outstanding under its revolving credit facility of $325 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by us under our revolving credit facility for the six-month period ended June 30, 2014 was 2.8%. A 1% increase in LIBOR on our outstanding debt under our revolving credit facility as of June 30, 2014 would result in an estimated $1.21 million increase in annual interest expense assuming our current interest rate hedges remain in place and do not expire. We have entered into interest rate swaps with a weighted-average fixed rate of 1.78% to mitigate the volatility of interest rates on notional amounts of $204 million of floating rate debt, which will expire during 2014 and 2015.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this report, you should carefully consider the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the period ended March 31, 2014, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to the Preferred Units
Our Series A Preferred Units and Series B Preferred Units rank senior in right of payment to our units, and we are unable to make any distribution to our unitholders unless full cumulative distributions are made on our Series A Preferred Units and Series B Preferred Units.
We have issued 2,300,000 of our Series A Preferred Units. We have also issued 7,200,000 of our Series B Preferred Units. The Preferred Units represent perpetual equity interests in us and rank senior in right of payment to our units. Distributions on the Preferred Units are cumulative from the date of original issue and are payable monthly on the 15th day of each month. No distribution may be declared or paid or set apart for payment on the units, or any other junior securities, unless full cumulative distributions have been or contemporaneously are being paid or provided for on all outstanding Preferred Units and any parity securities through the most recent respective distribution payment dates.
The Preferred Units are subordinated to our existing and future debt obligations, and could be diluted by the issuance of additional partnership securities, including additional Preferred Units, and by other transactions.
The Preferred Units are subordinated to all of our existing and future indebtedness (including indebtedness outstanding under our Current Credit Agreement, our 8% Senior Notes due 2020 and our 6.625% Senior Notes due 2021). We may incur additional debt under our Current Credit Agreement or future credit facilities or by issuing additional senior or subordinated debt securities. The payment of principal and interest on our debt reduces cash available for distribution to limited partners, including the holders of Preferred Units.
The issuance of additional partnership securities pari passu with or senior to the Preferred Units would dilute the interests of the holders of the Preferred Units, and any issuance of senior securities or parity securities or additional indebtedness could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Preferred Units. Only the Change of Control provision relating to the Preferred Units protects the holders of the Preferred Units in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, which might adversely affect the holders of the Preferred Units.
Treatment of distributions on our Preferred Units as guaranteed payments for the use of capital creates a different tax treatment for the holders of our Preferred Units than the holders of our units.
The tax treatment of distributions on our Preferred Units is uncertain. We will treat the holders of Preferred Units as partners for tax purposes and will treat distributions on the Preferred Units as guaranteed payments for the use of capital that will generally be taxable to the holders of Preferred Units as ordinary income. Although a holder of Preferred Units could recognize taxable income from the accrual of such a guaranteed payment even in the absence of a contemporaneous distribution, we anticipate accruing and making the guaranteed payment distributions monthly. Otherwise, the holders of Preferred Units are generally not anticipated to share in our items of income, gain, loss or deduction. Nor will we allocate any share of our nonrecourse liabilities to the holders of Preferred Units. If the Preferred Units were treated as indebtedness for tax purposes, rather than as guaranteed payments for the use of capital, distributions likely would be treated as payments of interest by us to the holders of Preferred Units.

A holder of Preferred Units will be required to recognize gain or loss on a sale of units equal to the difference between such holder's amount realized and tax basis in the Preferred Units sold. The amount realized generally will equal the sum of the cash and the fair market value of other property such holder receives in exchange for such Preferred Units. Subject, in certain circumstances, to rules requiring a blended basis among multiple partnership interests, the tax basis of an Preferred Unit will generally be equal to the sum of the cash and the fair market value of other property paid by the holder of the Preferred Unit to acquire such Preferred Unit. Gain or loss recognized by a holder of the Preferred Unit on the sale or exchange of an Preferred Unit held for more than one year generally will be taxable as long-term capital gain or loss. Because holders of Preferred Units will not be allocated a share of our items of depreciation, depletion or amortization, it is not anticipated that such holders would be required to recharacterize any portion of their gain as ordinary income as a result of the recapture rules.
Investment in our Preferred Units by tax-exempt investors, such as employee benefit plans and individual retirement accounts, and non-U.S. persons raises issues unique to them. Distributions to non-U.S. holders of our Preferred Units will be treated as "effectively connected income" (which will subject holders to U.S. net income taxation and possibly the branch profits tax) and will be subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. holders. If the amount of withholding exceeds the amount of U.S. federal income tax actually due, non-U.S. holders may be required to file U.S. federal income tax returns in order to seek a refund of such excess. The treatment of guaranteed payments for the use of capital to tax exempt investors is not certain. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor with respect to the consequences of owning our Preferred Units.
Risks Related to Our Limited Partnership Structure
Our general partner may elect to cause us to issue units in connection with a resetting of incentive distribution levels without the approval of our unitholders. Our Incentive Distribution Units may be converted to units in certain circumstances. Any such election or conversion may result in lower distributions to our unitholders in certain situations.
Our general partner has the right, at any time when the partnership has paid distributions of at least $0.7375 for each of the prior four consecutive fiscal quarters and the amount of all distributions during each quarter within such four-quarter period did not exceed the adjusted operating surplus for each such quarter, to reset the initial target distribution levels at higher levels based on our cash distribution levels at the time of the exercise of the reset election.
We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would otherwise not be sufficiently accretive to cash distributions per unit, taking into account the existing levels of incentive distribution payments being made to the holders of Incentive Distribution Units. It is possible that our general partner exercises this reset right at a time when we are experiencing declines in our aggregate cash distributions or at a time when the holders of the Incentive Distribution Units expect that we will experience declines in our aggregate cash distributions in the foreseeable future. In such situations, the holders of the Incentive Distribution Units may be experiencing, or may expect to experience, declines in the cash distributions it receives related to the Incentive Distribution Units and may therefore desire to be issued our units, which are entitled to specified priorities with respect to our distributions and which therefore may be more advantageous for them to own in lieu of the right to receive incentive distribution payments based on increased target distribution levels that are less certain to be achieved. As a result, a reset election may cause our unitholders to experience dilution in the amount of cash distributions that they would have otherwise received had we not issued new units to the holders of the Incentive Distribution Units in connection with resetting the target distribution levels.
Further, our general partner and Incentive Distribution Unitholders may cause vested and outstanding Incentive Distribution Units to convert to units in certain other circumstances. Any such conversion may cause our unitholders to experience dilution in the amount of cash distributions that they would have otherwise received had we not issued new units to the holders of the Incentive Distribution Units in connection with any such conversion.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 4, 2014, we issued 300,000 Incentive Distribution Units, which are a limited partner interest in the Partnership. These were issued in connection with the contribution of certain oil and gas interests to the Partnership. The Incentive Distribution Units are convertible into our units under certain circumstances based on distribution amounts to our unitholders at the time of conversion as more fully described in our Fourth Amended and Restated Agreement of Limited Partnership of the Partnership. The issuance of these Incentive Distribution Units were exempt from registration under Regulation D of the Securities Act because the issuance was made to an “accredited investor” as such term is defined in Regulation D of the Securities Act.

Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of units purchased	Price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value of units) that may yet be purchased under the plans or programs
May 19, 2014	10,429(1)	$28.07	—	—
(1) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $28.07 per unit, the closing price of Legacy's units on the NASDAQ Global Market on such date.

Item 6.  Exhibits.

The following documents are filed as a part of this Quarterly Report on Form 10-Q or incorporated by reference:

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.1)
3.2
Fourth Amended and Restated Agreement of Limited Partnership of Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K (File No. 001-33249) filed June 17, 2014, Exhibit 3.1)

3.4	Certificate of Formation of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.3)
3.5
Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.4)

3.6
First Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.6)

3.7
Second Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.7)

4.1
Indenture, dated as of May 28, 2013, among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (including form of the 6.625% Senior Notes due 2021) (Incorporated by reference to Legacy's Current Report on Form 8-K (File No. 001-33249) filed May 31, 2013, Exhibit 4.1)

4.2
Registration Rights Agreement, dated as of May 28, 2013, by and among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as representatives of the Initial Purchasers named therein. (Incorporated by reference to Legacy's Current Report on Form 8-K (File No. 001-33249) filed May 31, 2013, Exhibit 4.2)

4.3
Registration Rights Agreement, dated as of May 13, 2014, by and among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, UBS Securities LLC, Citigroup Global Markets Inc., Barclays Capital Inc. and J.P. Morgan Securities LLC as representatives of the Initial Purchasers named therein (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K (File No. 001-33249) filed May 13, 2014, Exhibit 4.2)

10.1
Third Amended and Restated Credit Agreement, dated as of April 1, 2014, among Legacy Reserves LP, Wells Fargo Bank, National Association, as administrative agent, Compass Bank, as syndication agent, UBS Securities LLC and U.S. Bank National Association, as co-documentation agents, and certain other financial institutions party thereto as Lenders (Incorporated by reference to Legacy's Current Report on Form 8-K (File No. 001-33249) filed April 2, 2014, Exhibit 10.1).

10.2
Purchase and Sale Agreement, dated May 2, 2014, by and between WPX Energy Rocky Mountain, LLC, Legacy Reserves Operating LP, Legacy Reserves GP, LLC and Legacy Reserves LP (Incorporated by reference to Legacy’s Current Report on Form 8-K (File No. 001-33249) filed May 6, 2014, Exhibit 2.1).

10.3*
First Amendment to Third Amended and Restated Credit Agreement, dated April 17, 2014, by and between Legacy Reserves LP, Wells Fargo Bank, National Association, as administrative agent and certain other financial institutions party thereto as lenders.

10.4
Second Amendment to Third Amended and Restated Credit Agreement, dated May 22, 2014, by and between Legacy Reserves LP, Wells Fargo Bank, National Association, as administrative agent and certain other financial institutions party thereto as lenders (Incorporated by reference to Legacy’s Current Report on Form 8-K (File No. 001-33249) filed May 28, 2014, Exhibit 10.1).

10.5
IDR Holders Agreement, dated June 4, 2014, by and between Legacy Reserves LP and WPX Rocky Mountain, LLC (Incorporated by reference to Legacy’s Current Report on Form 8-K (File No. 001-33249) filed June 4, 2014, Exhibit 10.1).

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

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

August 1, 2014	By:	/s/ James Daniel Westcott
James Daniel Westcott
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)