Form 10-Q
period 2014-09-30
LEGACY RESERVES LP
filed 2014-10-31
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

69,165,815 units representing limited partner interests in the registrant were outstanding as of October 30, 2014.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30, 2014	December 31, 2013
	(In thousands)
Current assets:
Cash	$2,998	$2,584
Accounts receivable, net:
Oil and natural gas	67,687	47,429
Joint interest owners	23,217	16,532
Other	400	626
Fair value of derivatives (Notes 6 and 7)	26,759	3,801
Prepaid expenses and other current assets	5,445	3,727
Total current assets	126,506	74,699
Oil and natural gas properties using the successful efforts method, at cost:
Proved properties	2,903,267	2,265,788
Unproved properties	81,634	58,392
Accumulated depletion, depreciation, amortization and impairment	(899,373)	(788,751)
	2,085,528	1,535,429
Other property and equipment, net of accumulated depreciation and amortization of $7,100 and $6,053, respectively	3,693	3,688
Operating rights, net of amortization of $4,387 and $4,024, respectively	2,629	2,992
Fair value of derivatives (Notes 6 and 7)	11,678	21,292
Other assets, net of amortization of $11,882 and $10,097, respectively	24,765	17,641
Investments in equity method investees	3,099	4,092
Total assets	$2,257,898	$1,659,833

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND PARTNERS' EQUITY
	September 30, 2014	December 31, 2013
	(In thousands)
Current liabilities:
Accounts payable	$1,328	$6,016
Accrued oil and natural gas liabilities (Note 1)	88,141	63,161
Fair value of derivatives (Notes 6 and 7)	2,437	10,060
Asset retirement obligation (Note 8)	2,610	2,610
Other (Notes 2 and 10)	28,910	12,043
Total current liabilities	123,426	93,890
Long-term debt (Note 2)	1,199,227	878,693
Asset retirement obligation (Note 8)	222,079	173,176
Fair value of derivatives (Notes 6 and 7)	280	2,119
Other long-term liabilities	1,924	1,559
Total liabilities	1,546,936	1,149,437
Commitments and contingencies (Note 5)
Partners' equity (Note 9):
Series A Preferred equity - 2,300,000 units issued and outstanding at September 30, 2014	55,192	—
Series B Preferred equity - 7,200,000 units issued and outstanding at September 30, 2014	174,261	—
Incentive distribution equity - 100,000 units issued and outstanding at September 30, 2014	30,814	—
Limited partners' equity - 57,409,784 and 57,280,049 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively	450,617	510,322
General partner's equity (approximately 0.03%)	78	74
Total partners' equity	710,962	510,396
Total liabilities and partners' equity	$2,257,898	$1,659,833
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per unit data)
Revenues:
Oil sales	$105,640	$116,396	$316,426	$304,606
Natural gas liquids (NGL) sales	10,413	3,686	19,482	10,188
Natural gas sales	33,623	16,101	76,786	48,654
Total revenues	149,676	136,183	412,694	363,448

Expenses:
Oil and natural gas production	55,491	39,701	143,834	112,236
Production and other taxes	7,742	8,385	24,292	22,083
General and administrative	8,325	7,933	30,781	21,279
Depletion, depreciation, amortization and accretion	48,016	37,717	120,250	118,482
Impairment of long-lived assets	4,785	835	8,583	23,352
(Gain) loss on disposal of assets	(1,683)	758	(3,235)	493
Total expenses	122,676	95,329	324,505	297,925

Operating income	27,000	40,854	88,189	65,523

Other income (expense):
Interest income	223	227	662	568
Interest expense (Notes 2, 6 and 7)	(19,083)	(14,206)	(49,247)	(36,104)
Equity in income of equity method investees	126	172	309	357
Net gains (losses) on commodity derivatives (Notes 6 and 7)	55,994	(30,424)	8,675	(18,098)
Other	(166)	(16)	137	(11)
Income (loss) before income taxes	64,094	(3,393)	48,725	12,235
Income tax expense	(278)	(29)	(870)	(608)
Net income (loss)	$63,816	$(3,422)	$47,855	$11,627
Distributions to Preferred unitholders	(4,750)	—	(6,944)	—
Net income (loss) attributable to unitholders	$59,066	$(3,422)	$40,911	$11,627

Income (loss) per unit - basic (Note 9)	$1.03	$(0.06)	$0.71	$0.20
Income (loss) per unit - diluted (Note 9)	$1.02	$(0.06)	$0.71	$0.20
Weighted average number of units used in computing net income per unit -
Basic	57,406	57,275	57,363	57,200
Diluted	57,643	57,275	57,523	57,295

 See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(UNAUDITED)

	Series A Preferred Equity		Series B Preferred Equity		Incentive Distribution Equity		Unitholders' Equity
	Units	Amount	Units	Amount	Units	Amount	Limited Partner Units	Limited Partner Amount	General Partner Amount	Total Partners' Equity
	(In thousands)
Balance, December 31, 2013	—	$—	—	$—	—	$—	57,280	$510,322	$74	$510,396
Units issued to Legacy Board of Directors for services	—	—	—	—	—	—	18	499	—	499
Issuance of preferred units, net	2,300	55,192	7,200	174,261	—	—	—	—	—	229,453
Unit-based compensation	—	—	—	—	—	—	—	2,620	—	2,620
Vesting of restricted and phantom units	—	—	—	—	—	—	112	—	—	—
Offering costs associated with the issuance of units	—	—	—	—	—	—	—	(50)	—	(50)
Incentive Distribution Units issued in exchange for oil and natural gas properties	—	—	—	—	100	30,814	—	—	—	30,814
Distributions to preferred unitholders	—	—	—	—	—	—	—	(6,944)	—	(6,944)
Distributions to unitholders, $1.795 per unit	—	—	—	—	—	—	—	(103,681)	—	(103,681)
Net income	—	—	—	—	—	—	—	47,851	4	47,855
Balance, September 30, 2014	2,300	$55,192	7,200	$174,261	100	$30,814	57,410	$450,617	$78	$710,962

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$47,855	$11,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	120,250	118,482
Amortization of debt discount and issuance costs	3,320	2,826
Impairment of long-lived assets	8,583	23,352
(Gain) loss on derivatives	(10,832)	14,241
Equity in income of equity method investees	(309)	(357)
Distribution from equity method investee	1,302	631
Unit-based compensation	2,151	1,978
(Gain) loss on disposal of assets	(3,235)	493
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(20,258)	(16,492)
(Increase) decrease in accounts receivable, joint interest owners	(6,686)	13,305
Decrease in accounts receivable, other	226	116
Increase in other assets	(695)	(315)
Increase (decrease) in accounts payable	(4,689)	4,236
Increase in accrued oil and natural gas liabilities	24,980	23,020
Increase in other liabilities	12,644	4,989
Total adjustments	126,752	190,505
Net cash provided by operating activities	174,607	202,132
Cash flows from investing activities:
Investment in oil and natural gas properties	(594,344)	(160,836)
Increase in deposits on pending acquisitions	—	(902)
Proceeds from sale of assets	5,334	(173)
Investment in other equipment	(1,053)	(2,046)
Net cash settlements on commodity derivatives	(11,975)	(4,666)
Net cash used in investing activities	(602,038)	(168,623)
Cash flows from financing activities:
Proceeds from long-term debt	1,189,000	664,263
Payments of long-term debt	(870,000)	(597,000)
Payments of debt issuance costs	(9,933)	(1,184)
Proceeds from issuance of units, net	229,403	(10)
Distributions to unitholders	(110,625)	(99,022)
Redemption of investment	—	(12)
Net cash provided (used) by financing activities	427,845	(32,965)
Net increase in cash and cash equivalents	414	544
Cash and cash equivalents, beginning of period	2,584	3,509
Cash and cash equivalents, end of period	$2,998	$4,053

Non-cash investing and financing activities:

Asset retirement obligations associated with properties sold	$(4,804)	$9,853
Asset retirement obligations associated with property acquisitions	$50,487	$1,590
Units issued in exchange for equity method investee	$—	$4,001
Note receivable received in exchange for the sale of oil and natural gas properties	$—	$11,857
Incentive distribution units issued in exchange for oil and natural gas properties	$30,814	$—
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

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

(b)	Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Revenue payable	$29,037	$21,686
Accrued lease operating expense	20,755	11,914
Accrued capital expenditures	14,069	10,409
Accrued ad valorem tax	14,710	9,459
Other	9,570	9,693
	$88,141	$63,161

(c) Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area and is effective for annual and interim periods beginning after December 15, 2014. Legacy is currently evaluating the provisions of ASU 2014-08 and assessing the impact, if any, it may have on its financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Legacy is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

(2)	Long-Term Debt

Long-term debt consists of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(In thousands)
Credit Facility due 2019	$370,000	$348,000
8% Senior Notes due 2020	300,000	300,000
6.625% Senior Notes due 2021	550,000	250,000
	1,220,000	898,000
Unamortized discount on Senior Notes	(20,773)	(19,307)
Total Long-Term Debt	$1,199,227	$878,693

 Credit Facility

Previous Credit Agreement: On March 10, 2011, Legacy entered into a five-year $1 billion secured revolving credit facility (as amended, the "Previous Credit Agreement"). Borrowings under the Previous Credit Agreement were set to mature on March 10, 2016.

Current Credit Agreement: On April 1, 2014, Legacy entered into a five-year $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, Compass Bank, as syndication agent, UBS

Securities LLC and U.S. Bank National Association, as co-documentation agents and the lenders party thereto (the “Current Credit Agreement”). Borrowings under the Current Credit Agreement mature on April 1, 2019. Legacy's obligations under the Current Credit Agreement are secured by mortgages on over 80% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in its operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit. The borrowing base is currently set at $950 million. The borrowing base is subject to semi-annual redeterminations on April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. Legacy also has the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base then in effect. Any increase in the borrowing base requires the consent of all the lenders and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement. If the requisite lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement so long as it does not increase the borrowing base then in effect. Under the Current Credit Agreement, interest on debt outstanding is charged based on Legacy's selection of a one-, two-, three- or six-month LIBOR rate plus 1.50% to 2.50%, or the ABR which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or one-month LIBOR plus 1.00%, plus an applicable margin from 0.50% to 1.50% per annum, determined by the percentage of borrowing base then in effect that is drawn.

The Current Credit Agreement contains various covenants that limit Legacy's ability to: (i) incur indebtedness, (ii) enter into certain leases, (iii) grant certain liens, (iv) enter into certain swaps, (v) make certain loans, acquisitions, capital expenditures and investments, (vi) make distributions other than from available cash, (vii) merge, consolidate or allow any material change in the character of its business and (viii) engage in certain asset dispositions, including a sale of all or substantially all of its assets. The Current Credit Agreement also contains covenants that, among other things, require Legacy to maintain specified ratios or conditions as follows: (i) total debt to EBITDA of not more than 4.5 to 1.0 through June 15, 2015 and 4.0 to 1.0 thereafter, (ii) consolidated current assets, including the unused amount of the total commitments, to consolidated current liabilities of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under FASB Accounting Standards Codification 815, which includes the current portion of oil, natural gas and interest rate derivatives and (iii) specified minimum levels of natural gas hedges for each fiscal year. Unless otherwise noted, all material covenants under the Current Credit Agreement remain materially similar to the Previous Credit Agreement.

As of September 30, 2014, Legacy had approximately $370 million drawn under the Current Credit Agreement at a weighted-average interest rate of 1.91%, leaving approximately $579.9 million of availability under the Current Credit Agreement. For the nine-month period ended September 30, 2014, Legacy paid in cash $7.1 million of interest expense on both the Previous and Current Credit Agreements.

At September 30, 2014, Legacy was in compliance with all covenants of the Current Credit Agreement.

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

On June 4, 2014, Legacy purchased a non-operated interest in oil and natural gas properties located in the Piceance Basin in Garfield County, Colorado from WPX Energy Rocky Mountain, LLC , a subsidiary of WPX Energy, Inc., (the "WPX Acquisition") for a net purchase price of $360.0 million. Consideration included both cash and 300,000 Incentive Distribution Units representing limited partner interests in the Partnership (the "Incentive Distribution Units"), 100,000 of which vested immediately and the remainder of which are available to vest and also subject to forfeiture pursuant to the terms of a related Incentive Distribution Unitholder Agreement. This acquisition was accounted for as a business combination. The fully vested Incentive Distribution Units have been reflected in the financial statements at their estimated issuance date fair value of $30.8 million. No value was ascribed to the unvested Incentive Distribution Units upon the closing of the WPX Acquisition as the vesting of the unvested Incentive Distribution Units is dependent upon the consummation of future transactions with WPX and such Incentive Distribution Units will be a portion of the consideration of any such future transactions. During the nine month period ended September 30, 2014, Legacy incurred acquisition costs, recorded in general and administrative expense, of approximately $5.3 million related to the WPX Acquisition and other recent acquisitions.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2014	2013

Revenues	$150,664	$450,069	$410,362
Net income (loss) attributable to unitholders	$(6,846)	$46,993	$4,263
Income (loss) per unit — basic and diluted	$(0.12)	$0.82	$0.07
Units used in computing income (loss) per unit:
Basic	57,275	57,363	57,200
Diluted	57,275	57,523	57,295

The amounts of revenues and revenues in excess of direct operating expenses included in our consolidated statements of operations for the WPX Acquisition are shown in the table that follows. Direct operating expenses include lease operating expenses and production and other taxes.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
	(In thousands)
Revenues	$21,548	$28,864
Excess of revenues over direct operating expenses	$10,372	$14,924

(4)	Related Party Transactions

Cary D. Brown, Chairman, President and Chief Executive Officer of LRGPLLC, Kyle A. McGraw, Director and Executive Vice President and Chief Development Officer of LRGPLLC and Dale Brown, Director of LRGPLLC, own interests in partnerships which, in turn, own a combined non-controlling 4.12% interest as limited partners in a partnership which owns the building that Legacy occupies. Monthly rent is $60,622, without respect to property taxes and insurance. The lease expires in September 2020.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014:

	Fair Value Measurements at September 30, 2014 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2014
	(In thousands)
LTIP liability (a)	$—	$(1,249)	$—	$(1,249)
Oil and natural gas commodity derivatives	—	38,322	—	38,322
Interest rate swaps	—	(2,602)	—	(2,602)
Total	$—	$34,471	$—	$34,471

(a)	See Note 10 for further discussion on unit-based compensation expenses and the related Long-Term Incentive Plan ("LTIP") liability for certain grants accounted for under the liability method.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$—	$32,386	$20,615	$29,966
Transfers(a)	—		(14,552)
Total losses	—	(8,788)	(6,740)	(2,475)
Settlements, net	—	(523)	677	(4,416)
Ending balance	$—	$23,075	$—	$23,075
Losses included in earnings relating to derivatives still held as of September 30, 2014 and 2013	$—	$(9,311)	$—	$(6,891)

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

Assets measured at fair value during the nine-month period ended September 30, 2014 include:

	Fair Value Measurements at September 30, 2014 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Impairment (a)	$—	$—	$7,828
Acquisitions (b)	$—	$—	$533,775

(a)
Legacy reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. During the nine-month period ended September 30, 2014, Legacy incurred impairment charges of $8.6 million as oil and natural gas properties with a net cost basis of $16.4 million were written down to their fair value of $7.8 million. In order to determine fair value, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

(b)
Assets and liabilities acquired in a business combination are recorded at fair value. During the nine-month period ended September 30, 2014, Legacy acquired oil and natural gas properties, inclusive of unproved acreage acquisitions, with a fair value of $533.8 million in the WPX Acquisition and 6 individually immaterial transactions. Properties acquired are recorded at fair value, which correlates to the discounted future net cash flow. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. For acquired unproved properties, the market-based weighted average cost of capital rate is subjected to additional project specific risking factors. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The carrying amount of the revolving long-term debt of $370 million as of September 30, 2014 approximates fair value because Legacy's current borrowing rate does not materially differ from market rates for similar bank borrowings. Legacy has classified the revolving long-term debt as a Level 2 item within the fair value hierarchy. As of September 30, 2014, the fair values of the 2020 Senior Notes and the 2021 Senior Notes were $313.9 million and $536.6 million, respectively. As these valuations are based on unadjusted quoted prices in an active market, the fair values are classified as Level 1 items within the fair value hierarchy.

During the nine-month period ended September 30, 2014, Legacy issued 100,000 Incentive Distribution Units to WPX Energy Rocky Mountains, LLC in conjunction with the WPX Acquisition. As these Incentive Distribution Units have no active market, Legacy utilized a Monte Carlo simulation to determine their fair value as of the date of issuance. Significant inputs used used in the Monte Carlo simulation included estimates of future distribution growth, unit price, acquisition activity and a market-based weighted average cost of capital rate. As these inputs are unobservable, their value related to the Incentive Distribution Units is classified as Level 3.

(7)	Derivative Financial Instruments

Commodity derivative transactions

Due to the volatility of oil and natural gas prices, Legacy periodically enters into price-risk management transactions (e.g., swaps, enhanced swaps or collars) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits Legacy’s ability to benefit from increases in the prices of oil and natural gas, it also reduces Legacy’s potential exposure to adverse price movements. Legacy’s arrangements, to the extent it enters into any, apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit Legacy’s potential gains from future increases in prices. None of these instruments are used for trading or speculative purposes and required no upfront or deferred cash premium paid or payable to our counterparty.

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

The following table sets forth a reconciliation of the changes in fair value of Legacy's commodity derivatives for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Beginning fair value of commodity derivatives	$(20,026)	$35,187	$17,673	$24,148
Total gain (loss) - oil derivatives	43,279	(31,151)	(2,751)	(18,942)
Total gain - natural gas derivatives	12,715	727	11,426	844
Crude oil derivative cash settlements paid	6,239	8,006	15,039	9,711
Natural gas derivative cash settlements received	(3,885)	(2,054)	(3,065)	(5,046)
Ending fair value of commodity derivatives	$38,322	$10,715	$38,322	$10,715

Certain of our commodity derivatives and interest rate derivatives are presented on a net basis on the Consolidated Balance Sheets. The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our Consolidated Balance Sheets as of the dates indicated below (in thousands):

	September 30, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$57,475	$(19,038)	$38,437
Total derivative assets	$57,475	$(19,038)	$38,437

Offsetting Derivative Liabilities:
Commodity derivatives	$(19,153)	$19,038	$(115)
Interest rate derivatives	(2,602)	—	(2,602)
Total derivative liabilities	$(21,755)	$19,038	$(2,717)

	December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$46,356	$(21,263)	$25,093
Total derivative assets	$46,356	$(21,263)	$25,093

Offsetting Derivative Liabilities:
Commodity derivatives	$(28,683)	$21,263	$(7,420)
Interest rate derivatives	(4,759)	—	(4,759)
Total derivative liabilities	$(33,442)	$21,263	$(12,179)

As of September 30, 2014, Legacy had the following NYMEX West Texas Intermediate ("WTI") crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average
Calendar Year	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
October-December 2014	792,451	$93.61	$87.50	-	$100.20
2015	1,056,301	$93.93	$88.50	-	$100.20
2016	228,600	$87.94	$86.30	-	$99.85
2017	182,500	$84.75	$84.75

As of September 30, 2014, Legacy had the following NYMEX WTI crude oil derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average Short	Average Long	Average Short
Calendar Year	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Call Price per Bbl
October-December 2014	202,400	$71.59	$96.59	$110.71
2015	1,362,800	$65.08	$89.69	$111.84
2016	621,300	$63.37	$88.37	$106.40
2017	72,400	$60.00	$85.00	$104.20

As of September 30, 2014, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put, a long put and a fixed-price swap as indicated below:

		Average Long	Average Short	Average
Calendar Year	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
2015	365,000	$60.00	$80.00	$92.35
2016	183,000	$57.00	$82.00	$91.70
2017	182,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

As of September 30, 2014, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put and a fixed-price swap as indicated below:

		Average Short Put	Average Swap
Calendar Year	Volumes (Bbls)	Price per Bbl	Price per Bbl
2015	503,000	$74.12	$93.09

As of September 30, 2014, Legacy had the following NYMEX West Texas Waha, ANR-OK and CIG-Rockies natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
October-December 2014	6,280,331	$4.64	$3.61	-	$6.47
2015	16,219,300	$4.45	$4.15	-	$5.82
2016	1,419,200	$4.30	$4.12	-	$5.30

As of September 30, 2014, Legacy had the following NYMEX Henry Hub natural gas derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average Short Put	Average Long Put	Average Short Call
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
October-December 2014	120,000	$4.00	$4.65	$5.03
2015	8,040,000	$3.66	$4.21	$5.01
2016	5,580,000	$3.75	$4.25	$5.08
2017	5,040,000	$3.75	$4.25	$5.53

As of September 30, 2014, Legacy had the following Henry Hub NYMEX to Northwest Pipeline, NGPL Midcon, California SoCal NGI, San Juan Basin and West Texas WAHA natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

	October - December 2014		2015
		Average		Average
	Volumes (MMBtu)	Price per MMBtu	Volumes (MMBtu)	Price per MMBtu
NWPL	3,000,000	$(0.09)	12,000,000	$(0.13)
NGPL	240,000	$(0.10)	480,000	$(0.15)
SoCal	240,000	$0.29	240,000	$0.19
San Juan	240,000	$(0.06)	480,000	$(0.12)
WAHA	690,000	$(0.06)	6,000,000	$(0.10)

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

Legacy does not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Beginning fair value of interest rate swaps	$(3,332)	$(6,478)	$(4,759)	$(9,547)
Total loss on interest rate swaps	(70)	(648)	(375)	(929)
Cash settlements paid	800	1,436	2,532	4,786
Ending fair value of interest rate swaps	$(2,602)	$(5,690)	$(2,602)	$(5,690)

The table below summarizes the interest rate swap position as of September 30, 2014:

				Estimated Fair Market Value at
Notional Amount	Fixed Rate	Effective Date	Maturity Date	September 30, 2014
(Dollars in thousands)
$29,000	3.070%	10/16/2007	10/16/2015	$(793)
$13,000	3.112%	11/16/2007	11/16/2015	(386)
$12,000	3.131%	11/28/2007	11/28/2015	(357)
$50,000	2.500%	10/10/2008	10/10/2015	(1,066)
Total fair market value of interest rate derivatives				$(2,602)

(8)	Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the nine months ended September 30, 2014 and year ended December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Asset retirement obligation - beginning of period	$175,786	$162,183

Liabilities incurred with properties acquired	50,487	10,969
Liabilities incurred with properties drilled	—	494
Liabilities settled during the period	(2,478)	(2,441)
Liabilities associated with properties sold	(4,804)	(1,606)
Current period accretion	5,698	6,187
Asset retirement obligation - end of period	$224,689	$175,786

(9)	Partners' Equity

Preferred Units

On April 17, 2014, Legacy issued 2,000,000 of its 8% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series A Preferred Units") in a public offering at a price of $25.00 per unit. On May 12, 2014 Legacy issued an additional 300,000 Series A Preferred Units pursuant to the underwriters’ option to purchase additional Series A Preferred Units. Legacy received aggregate net proceeds of approximately $55.2 million, after deducting underwriting discounts and offering expenses, from the offering of Series A Preferred Units during the nine-months ended September 30, 2014.

On June 17, 2014, Legacy issued 7,000,000 of its 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") in a public offering at a price of $25.00 per unit. On July 1, 2014, the underwriters exercised their over-allotment option to purchase an additional 200,000 Series B Preferred Units. Legacy received aggregate net proceeds of approximately $174.3 million, after deducting underwriting discounts and offering expenses, from the offering of Series B Preferred Units during the nine-months ended September 30, 2014.

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

The Incentive Distribution Units represent a right to incremental cash distributions from Legacy after certain target levels of distributions are paid to unitholders, which targets are set above the current levels of Legacy's distributions to unitholders. The Unvested IDUs do not participate in cash distributions from Legacy until vested. The Unvested IDUs will automatically be forfeited on each of the first two anniversaries of the closing date of the WPX Acquisition in an amount per forfeiture equal to 66,666 Incentive Distribution Units and on the third anniversary of the closing date of the WPX Acquisition in an amount equal to 66,668 Incentive Distribution Units. Unvested IDUs that have not been forfeited will vest ratably at a rate of 10,000 Incentive Distribution Units per $35.5 million of additional cash consideration that is paid by Legacy to WPX or to a third party (along with the fair market value of any non-cash consideration) in connection with the consummation of any transaction by which Legacy acquires oil and natural gas properties (or rights therein or other assets related thereto) from WPX or jointly with WPX.

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

Income (loss) per unit

The following table sets forth the computation of basic and diluted income (loss) per unit:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Income (loss) available to unitholders	$59,066	$(3,422)	$40,911	$11,627
Weighted average number of units outstanding	57,406	57,275	57,363	57,200
Effect of dilutive securities:
Restricted and phantom units	237	—	160	95
Weighted average units and potential units outstanding	57,643	57,275	57,523	57,295
Basic income (loss) per unit	$1.03	$(0.06)	$0.71	$0.20
Diluted income (loss) per unit	$1.02	$(0.06)	$0.71	$0.20

For the three months ended September 30, 2014, 151,189 restricted units and 191,305 phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect. For the nine months ended September 30, 2014, 185,396 restricted units and 234,589 phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect. For the three and nine months ended September 30, 2013, 425,195 and 330,116 restricted and phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect.

(10)	Unit-Based Compensation

Long-Term Incentive Plan

On March 15, 2006, the LTIP for Legacy was implemented for its employees, consultants and directors, its affiliates and its general partner. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights ("UARs"). The LTIP permits the grant of awards that may be made or settled in units up to an aggregate of 2,000,000 units. As of September 30, 2014, grants of awards net of forfeitures and, in the case of phantom units, historical exercises covering 1,254,655 units had been made, comprised of 266,014 unit option awards, 534,298 restricted unit awards, 323,965 phantom unit awards and 130,378 unit awards. The UAR awards granted under the LTIP may only be settled in cash, and therefore are not included in the aggregate number of units granted under the LTIP. The LTIP is administered by the compensation committee (the “Compensation Committee”) of the board of directors of LRGPLLC.

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

During the year ended December 31, 2013, Legacy issued 156,650 UARs to employees which vest ratably over a three-year period and 77,506 UARs to employees which vest at the end of a three-year period. During the nine-month period ended September 30, 2014, Legacy issued 111,600 UARs to employees which vest ratably over a three-year period and 105,174 UARs to employees which vest at the end of a three-year period. All UARs granted in 2013 and 2014 expire seven years from the grant date and are exercisable when they vest.

For the nine-month periods ended September 30, 2014 and 2013, Legacy recorded $(23.7) thousand and $0.7 million, respectively, of compensation expense (benefit) due to the change in liability from December 31, 2013 and 2012, respectively, based on its use of the Black-Scholes model to estimate the September 30, 2014 and 2013 fair value of these UARs (see Note 6). As of September 30, 2014, there was a total of approximately $1.6 million of unrecognized compensation costs related to the unexercised and non-vested portion of these UARs. At September 30, 2014, this cost was expected to be recognized over a weighted-average period of approximately 2.38 years. Compensation expense is based upon the fair value as of September 30, 2014 and is recognized as a percentage of the service period satisfied. Based on historical data, Legacy has assumed a volatility factor of approximately 35% and employed the Black-Scholes model to estimate the September 30, 2014 fair value to be realized as compensation cost based on the percentage of service period satisfied. Based on historical data, Legacy has assumed an estimated forfeiture rate of 4.6%. Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.44 per unit.

A summary of UAR and unit option activity for the nine months ended September 30, 2014 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	627,043	$25.99
Granted	216,774	28.85
Exercised	(136,585)	24.34
Forfeited	(39,168)	27.13
Outstanding at September 30, 2014	668,064	$27.19	5.4	$1,723,770

Options and UARs exercisable at September 30, 2014	200,089	$25.27	3.6	$910,458

The following table summarizes the status of Legacy’s non-vested UARs since January 1, 2014:

	Non-Vested UARs
	Number of Units	Weighted-Average Exercise Price
Non-vested at January 1, 2014	386,755	$27.21
Granted	216,774	28.85
Vested	(97,386)	26.89
Forfeited	(38,168)	27.58
Non-vested at September 30, 2014	467,975	$28.01

Legacy has used a weighted-average risk-free interest rate of 1.8% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at September 30, 2014 whose terms are consistent with the expected life of the UARs and unit options. Expected life represents the period of time that UARs and unit options are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Nine Months Ended
September 30, 2014
Expected life (years)	5.36
Risk free interest rate	1.8%
Annual distribution rate per unit	$2.44
Volatility	35%

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

Compensation expense (benefit) related to the phantom units and associated DERs was $1.6 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Restricted Units

During the year ended December 31, 2013, Legacy issued an aggregate of 85,728 restricted units to non-executive employees. These restricted units awarded mostly vest ratably over a three-year period all beginning on or around the date of grant. During the nine-month period ended September 30, 2014, Legacy issued an aggregate of 108,415 restricted units to non-executive employees. These restricted units awarded vest ratably over a three-year period. Compensation expense related to restricted units was $1.7 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively. As of

September 30, 2014, there was a total of $5.5 million of unrecognized compensation expense related to the unvested portion of these restricted units. At September 30, 2014, this cost was expected to be recognized over a weighted-average period of 2.4 years. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at September 30, 2014, do not include 256,031 units related to unvested restricted unit awards.

Board Units

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

(12) Subsequent Events

On October 1, 2014, the lenders under Legacy's Current Credit Agreement redetermined and reaffirmed its borrowing base under Legacy's revolving credit facility at $950 million. The next redetermination of the borrowing base is scheduled for April 1, 2015.

On October 8, 2014, Legacy issued 11,500,000 units, including 1,500,000 units purchased pursuant to the underwriters' option to purchase additional units, at an offering price of $26.43 per unit, net of underwriting discounts and commissions, generating total net proceeds of approximately $303.9 million after deducting underwriting discounts and commissions but before offering expenses. The proceeds from the offering will be used for general partnership purposes, including funding future acquisitions or repaying a portion of the borrowings outstanding under Legacy's revolving credit facility. Amounts repaid under Legacy's revolving credit facility may be reborrowed, subject to the terms of the facility.

On October 20, 2014, Legacy’s board of directors approved a distribution of $0.61 per unit payable on November 14, 2014 to unitholders of record on October 31, 2014.

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

The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and our expectations may not be realized or the forward-looking events and circumstances may not occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Legacy’s Annual Report on Form 10-K for the year ended December 31, 2013 in Item 1A under “Risk Factors” and Legacy's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 in Part II, Item 1A under "Risk Factors." The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

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

Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital and the amount of our cash distributions. Of specific note are the declines in NYMEX WTI oil prices subsequent to September 30, 2014. Should these depressed prices remain through the end of fiscal year 2014, we could incur further impairment charges.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per unit data)
Revenues:
Oil sales	$105,640	$116,396	$316,426	$304,606
Natural gas liquids sales	10,413	3,686	19,482	10,188
Natural gas sales	33,623	16,101	76,786	48,654
Total revenue	$149,676	$136,183	$412,694	$363,448
Expenses:
Oil and natural gas production, excluding ad valorem taxes	$51,835	$36,659	$133,528	$103,308
Ad valorem taxes	$3,656	$3,042	$10,306	$8,928
Total oil and natural gas production	$55,491	$39,701	$143,834	$112,236
Production and other taxes	$7,742	$8,385	$24,292	$22,083
General and administrative, excluding LTIP	$7,300	$6,648	$26,926	$17,665
LTIP expense	$1,025	$1,285	$3,855	$3,614
Total general and administrative	$8,325	$7,933	$30,781	$21,279
Depletion, depreciation, amortization and accretion	$48,016	$37,717	$120,250	$118,482
Commodity derivative cash settlements:
Oil derivative cash settlements paid	$(6,239)	$(8,006)	$(15,039)	$(9,711)
Natural gas derivative cash settlements received	$3,885	$2,054	$3,065	$5,046
Production:
Oil (MBbls)	1,221	1,141	3,532	3,343
Natural gas liquids (MGal)	10,697	3,527	19,578	9,740
Natural gas (MMcf)	8,867	3,714	16,970	10,909
Total (MBoe)	2,954	1,844	6,826	5,393
Average daily production (Boe/d)	32,109	20,043	25,004	19,755
Average sales price per unit (excluding derivative cash settlements):
Oil price (per Bbl)	$86.52	$102.01	$89.59	$91.12
Natural gas liquids price (per Gal)	$0.97	$1.05	$1.00	$1.05
Natural gas price (per Mcf) (a)	$3.79	$4.34	$4.52	$4.46
Combined (per Boe)	$50.67	$73.85	$60.46	$67.39
Average sales price per unit (including derivative cash settlements):
Oil price (per Bbl)	$81.41	$95.00	$85.33	$88.21
Natural gas liquids price (per Gal)	$0.97	$1.05	$1.00	$1.05
Natural gas price (per Mcf) (a)	$4.23	$4.89	$4.71	$4.92
Combined (per Boe)	$49.87	$70.62	$58.70	$66.53

Average WTI oil spot price (per Bbl)	$97.25	$105.81	$99.62	$98.14
Average Henry Hub natural gas index price (per Mcf)	$3.95	$3.56	$4.41	$3.68

Average unit costs per Boe:
Oil and natural gas production	$17.55	$19.88	$19.56	$19.16
Ad valorem taxes	$1.24	$1.65	$1.51	$1.66
Production and other taxes	$2.62	$4.55	$3.56	$4.09
General and administrative excluding LTIP	$2.47	$3.61	$3.94	$3.28
Total general and administrative	$2.82	$4.30	$4.51	$3.95
Depletion, depreciation, amortization and accretion	$16.25	$20.45	$17.62	$21.97

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

Results of Operations

Three-Month Period Ended September 30, 2014 Compared to Three-Month Period Ended September 30, 2013

Our revenues from the sale of oil were $105.6 million and $116.4 million for the three-month periods ended September 30, 2014 and 2013, respectively. Our revenues from the sale of NGLs were $10.4 million and $3.7 million for the three-month periods ended September 30, 2014 and 2013, respectively. We had revenues from the sale of natural gas of $33.6 million and $16.1 million for the three-month periods ended September 30, 2014 and 2013, respectively. The $10.8 million decrease in oil revenues reflects the decrease in average realized price of $15.49 per Bbl (15%) partially offset by an increase in oil production of 80 MBbls (7%). This increase in production is related to our purchase of additional oil and natural gas properties during 2014, as well as our ongoing development activities. The decrease in realized oil prices of $15.49 per Bbl during the three months ended September 30, 2014 compared to the same period in 2013 was due to a decline in average West Texas Intermediate (“WTI”) crude oil prices of $8.56 per Bbl combined with an increase in realized regional differentials, which reduce the price we receive for our oil. The $6.7 million increase in NGL sales reflects an increase in NGL production of 7,170 MGals (203%), primarily due to the acquisition of a non-operated interest in oil and natural gas properties located in the Piceance Basin in Garfield County, Colorado from WPX Energy Rocky Mountain, LLC, a subsidiary of WPX Energy, Inc. (the "WPX Acquisition") (5,707 MGals), partially offset by a decrease in the realized NGL price of approximately $0.08 per Gal (8%). The $17.5 million increase in natural gas revenues reflects an increase in our production volumes, partially offset by a decrease in realized natural gas prices. Our natural gas production increased by approximately 5,153 MMcf (139%) primarily due to the WPX Acquisition, which accounted for approximately 4,935 MMcf. Average realized natural gas prices decreased by $0.55 per Mcf (13%) during the three months ended September 30, 2014 compared to the same period in 2013 due to the inclusion of natural gas from the WPX Acquisition, which receives a lower price than NYMEX Henry Hub pricing. We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content contained within those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin are higher than NYMEX Henry Hub natural gas prices due to this NGL content.

For the three-month period ended September 30, 2014, we recorded $56.0 million of net gains on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net gains recognized during the three-month period ended September 30, 2014 are primarily due to the decrease in oil prices during the period. For the three-month period ended September 30, 2013, we recorded $30.4 million of net losses on oil and natural gas derivatives. Settlements of such contracts resulted in cash payments of $2.4 million and $6.0 million during the three months ended September 30, 2014 and 2013, respectively.

Our oil and natural gas production expenses, excluding ad valorem taxes, increased to $51.8 million for the three-month period ended September 30, 2014 from $36.7 million for the three-month period ended September 30, 2013. Production expenses increased primarily due to expenses associated with our acquisitions including $10.7 million related to the WPX Acquisition as well as development activities and, to a lesser extent, industry-wide cost increases. In addition, while our total production expenses increased during the three-month period ended September 30, 2014, the cost per Boe decreased to $17.55 per Boe for the three-month period ended September 30, 2014 from $19.88 per Boe for the three-month period ended September 30, 2013. This decrease is due in part to reduced expenses across the properties that we have owned as of December 31, 2013 and, in larger part, to the large volume of natural gas production related to the WPX Acquisition properties. As natural gas production is typically lower cost production relative to oil production, the increasing natural gas volumes related to this production reduced our expenses on a per Boe basis. Our ad valorem tax expense increased marginally to $3.7 million ($1.24 per Boe) for the three-month period ended September 30, 2014 compared to $3.0 million ($1.65 per Boe) for the three-month period ended September 30, 2013 primarily due to increased well counts from recent acquisitions.

Our production and other taxes were $7.7 million and $8.4 million for the three-month periods ended September 30, 2014 and 2013, respectively. Production and other taxes decreased because of the decline in product prices, as production and other taxes as a percentage of revenue remained relatively unchanged during the three-month period ended September 30, 2014 compared to the same period in 2013.

Our general and administrative expenses were $8.3 million and $7.9 million for the three-month periods ended September 30, 2014 and 2013, respectively. General and administrative expenses increased $0.4 million primarily due to an increase in salary and benefit expenses related to the hiring of additional personnel to manage our larger asset base.

We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $48.0 million and $37.7 million for the three-month periods ended September 30, 2014 and 2013, respectively. DD&A increased due primarily to $9.4 million of depletion incurred on the properties acquired in the WPX Acquisition.

Impairment expense was $4.8 million and $0.8 million for the three-month periods ended September 30, 2014 and 2013, respectively. In the three-month period ended September 30, 2014, we recognized $4.8 million of impairment expense on ten separate producing fields primarily related to the performance of recently drilled wells in a certain field. These wells have performed below their forecasted performance, which resulted in the removal of certain PUDs from our reserves as well as a lower forecasted future cash flows for the field. Additionally, we incurred impairment in nine other fields primarily due to declines in future expected oil prices. Impairment expense for the period ended September 30, 2013 was primarily related to lower forecasted natural gas prices, which reduced the future expected cash flows.

We recorded interest expense of $19.1 million and $14.2 million for the three-month periods ended September 30, 2014 and 2013, respectively. Interest expense increased approximately $4.9 million primarily due to interest expense related to additional senior notes issued subsequent to September 30, 2013.

Nine-Month Period Ended September 30, 2014 Compared to Nine-Month Period Ended September 30, 2013

Our revenues from the sale of oil were $316.4 million and $304.6 million for the nine-month periods ended September 30, 2014 and 2013, respectively. Our revenues from the sale of NGLs were $19.5 million and $10.2 million for the nine-month periods ended September 30, 2014 and 2013, respectively. We had revenues from the sale of natural gas of $76.8 million and $48.7 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The $11.8 million increase in oil revenues reflects the increase in oil production of 189 MBbls (6%) partially offset by a decrease in average realized price of $1.53 per Bbl (2%). This increase in production is related to our purchase of additional oil and natural gas properties in recent acquisitions, as well as our ongoing development activities partially offset by a decline in the Lower Abo oil production and downtime related to inclement weather. The decline in realized oil prices of $1.53 per Bbl during the nine months ended September 30, 2014 compared to the same period in 2013 was due to an improvement in average West Texas Intermediate (“WTI”) crude oil prices of $1.48 per Bbl partially offset by increased regional crude oil differentials. The $9.3 million increase in NGL sales reflects an increase in NGL production of 9,838 MGals (101%), primarily due to the WPX Acquisition (7,603 MGals), partially offset by a reduction in realized NGL price of approximately $0.05 per Gal (5%). The $28.1 million increase in natural gas revenues reflects an increase in our production volumes as well as an increase in realized natural gas prices. Our natural gas production increased by approximately 6,061 MMcf (56%) primarily due to the WPX Acquisition (6,403 MMcf) partially offset by declines related to our Lower Abo properties as well as plant and gathering downtime related to inclement weather as well as other gathering issues which reduced the volumes available for sale. Average realized natural gas prices increased by $0.06 per Mcf (1%) during the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to the increase in index prices. We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content contained within those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin are higher than NYMEX Henry Hub natural gas prices due to this NGL content.

For the nine-month period ended September 30, 2014, we recorded $8.7 million of net gains on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net gains recognized during the nine-month period ended September 30, 2014 are primarily due to the decrease in oil prices during the period. For the nine-month period ended September 30, 2013, we recorded $18.1 million of net losses on oil and natural gas derivatives. Settlements of such contracts resulted in cash payments of $12.0 million and $4.7 million during the nine months ended September 30, 2014 and 2013, respectively.

Our oil and natural gas production expenses, excluding ad valorem taxes, increased to $133.5 million ($19.56 per Boe) for the nine-month period ended September 30, 2014 from $103.3 million ($19.16 per Boe) for the nine-month period ended September 30, 2013. Production expenses increased primarily due to $12.8 million of expenses related to the WPX Acquisition as well as expenses associated with our other recent acquisitions and development activities as well as increases in one-time well workover expenses and industry-wide cost increases. Our ad valorem tax expense increased marginally to $10.3 million ($1.51 per Boe) for the nine-month period ended September 30, 2014 compared to $8.9 million ($1.66 per Boe) for the nine-month period ended September 30, 2013 primarily due to increased well counts from recent acquisitions.

Our production and other taxes were $24.3 million and $22.1 million for the nine-month periods ended September 30, 2014 and 2013, respectively. Production and other taxes increased because of increased production volumes related to recent acquisitions and increased product prices, as production and other taxes as a percentage of revenue remained relatively unchanged during the nine-month period ended September 30, 2014 compared to the same period in 2013.

Our general and administrative expenses were $30.8 million and $21.3 million for the nine-month periods ended September 30, 2014 and 2013, respectively. General and administrative expenses increased $9.5 million primarily due to $4.6 million increase in acquisition-related expenses, a $4.4 million increase in salary and benefit expenses related to the hiring of additional personnel to manage our larger asset base and a $0.2 million increase in LTIP expenses due to the increase in unit price during the period.

We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $120.3 million and $118.5 million for the nine-month periods ended September 30, 2014 and 2013, respectively. DD&A increased due to $12.3 million of depletion related to the WPX acquisition as well as additional depletion related to other recent acquisitions, partially offset by a decrease in both the depletion rate and depletable basis of our base assets due to prior year depletion and impairment which reduced the amount available to be depleted.

Impairment expense was $8.6 million and $23.4 million for the nine-month periods ended September 30, 2014 and 2013, respectively. In the nine-month period ended September 30, 2014, we recognized $8.6 million of impairment expense on fourteen separate producing fields primarily related to the performance of recently drilled wells in a certain field, which resulted in the removal of PUDs from the field and a downward revision of future expected cash flows. Additionally, we incurred impairment on two unproved properties related to a revision of forecasted cash flows as well as the removal of a PUD in a certain field. We consider expected cash flows from both proved and unproved properties in a given field when reviewing for impairment. In the case of two of the unproved properties, impairment was indicated in previous periods, but the additional cash flow from identified unproved projects mitigated the indicated impairment. During the nine months ended September 30, 2014, we revised certain reserve estimates associated with these unproved properties due to other operators' recent drilling results on adjacent properties and thus recognized impairment on the reduced expected cash flows. Impairment expense for the period ended September 30, 2013 was primarily related to lower forecasted oil and natural gas prices, which reduced the future expected cash flows.

We recorded interest expense of $49.2 million and $36.1 million for the nine-month periods ended September 30, 2014 and 2013, respectively. Interest expense increased approximately $13.1 million primarily due to interest expense related to additional senior notes issued subsequent to September 30, 2013.

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

The following table presents a reconciliation of our consolidated net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$63,816	$(3,422)	$47,855	$11,627
Plus:
Interest expense	19,083	14,206	49,247	36,104
Income tax expense	278	29	870	608
Depletion, depreciation, amortization and accretion	48,016	37,717	120,250	118,482
Impairment of long-lived assets	4,785	835	8,583	23,352
(Gain) loss on disposal of assets	(1,683)	758	(3,235)	493
Equity in income of equity method investees	(126)	(172)	(309)	(357)
Unit-based compensation expense	1,025	1,285	3,855	3,614
Minimum payments earned in excess of overriding royalty interest(a)	349	316	1,023	726
Equity in EBITDA of equity method investee(b)	150	219	649	445
Net (gains) losses on commodity derivatives	(55,994)	30,424	(8,675)	18,098
Net cash settlements paid on commodity derivatives	(2,354)	$(5,952)	$(11,974)	$(4,665)
Transaction expenses related to acquisitions	364	$—	$5,330	$—
Adjusted EBITDA	$77,709	$76,243	$213,469	$208,527
____________________

(a)
A portion of minimum payments earned in excess of overriding royalties earned under a contractual agreement expiring December 31, 2019. The remaining amount of the minimum payments are recognized in net income.

(b)	EBITDA applicable to equity method investee is defined as the equity method investee's net income plus interest expense and depreciation.

For the three months ended September 30, 2014 and 2013, respectively, Adjusted EBITDA increased 2% to $77.7 million from $76.2 million primarily due to production from the WPX Acquisition and other recent oil and natural gas property acquisitions as well as lower commodity derivative settlement payments of approximately $3.6 million. These factors were partially offset by lower realized commodity prices as well as higher expenses and production taxes.

For the nine months ended September 30, 2014 and 2013, respectively, Adjusted EBITDA increased 2% to $213.5 million from $208.5 million primarily due to production from the WPX Acquisition and other recent oil and natural gas property acquisitions. These factors were partially offset by lower realized commodity prices, higher commodity derivative settlement payments of approximately $7.3 million and higher expenses and production taxes.

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

The amounts available for borrowing under our credit facility are subject to a borrowing base which is currently set at $950.0 million. As of October 30, 2014, we had $884.9 million available for borrowing under our revolving credit facility. Based on their commodity price expectations, our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled on or around April 2015. Please see “— Cash Flow from Financing Activities — Credit Facility.”

Cash Flow from Operations

Our net cash provided by operating activities was $174.6 million and $202.1 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The 2014 period was impacted by higher operating expenses and lower realized commodity prices, partially offset by higher production volumes.

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

Cash Flow from Investing Activities

We invested cash capital of $594.3 million for the nine-month period ended September 30, 2014. The total includes $503.0 million for the acquisition of oil and natural gas properties including the WPX Acquisition and 6 individually immaterial acquisitions as well as $91.4 million for development projects. Our cash capital expenditures were $160.8 million for the nine-month period ended September 30, 2013. The total includes $95.4 million for the acquisition of oil and natural gas properties in 12 individually immaterial acquisitions, $64.3 million for development projects and $1.2 million of exploratory capital expenditures.

Our capital expenditure budget, which predominantly consists of drilling, recompletion and well stimulation projects, is currently $130 million for the year ending December 31, 2014, of which $91.4 million has been expended during the nine months ended September 30, 2014. Our remaining borrowing capacity under our revolving credit facility is $884.9 million as of October 30, 2014. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, non-operated capital requirements and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner. Based upon current oil and natural gas price expectations for the year ending December 31, 2014, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our remaining planned capital expenditures. Future cash distributions will be at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt and any other factors the board of directors of our general partner may consider. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. Currently, we use derivatives to offset price volatility on NYMEX oil and natural gas prices, which do not include the additional net discount to NYMEX WTI that we typically experience in the Permian Basin. For the nine-month periods ended September 30, 2014 and 2013, we had favorable (unfavorable) cash settlements of $(12.0) million and $(4.7) million, respectively, related to our commodity derivatives. At September 30, 2014, we had in place oil and natural gas derivatives covering significant portions of our estimated 2014 through 2018 oil and natural gas production.

By reducing the cash flow effects of price volatility from a significant portion of our oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow from operations for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy institutions deemed by management as competent and competitive market makers. In addition, none of our current counterparties require us to post margin. However, we cannot be assured that all of our counterparties will meet their obligations under our derivative contracts. Due to this uncertainty, we routinely monitor the creditworthiness of our counterparties.

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of October 30, 2014, covering the period from October 1, 2014 through December 31, 2018. We use derivatives, including swaps, enhanced swaps and three-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are mostly settled based upon the monthly average closing price of the front-month NYMEX WTI oil, the price on the last trading day of front-month NYMEX Henry Hub natural gas and published West Texas Waha, ANR-Oklahoma and Rocky Mountain CIG prices of natural gas.

Oil Swaps:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
October-December 2014	792,451	$93.61	$87.50	-	$100.20
2015	1,056,301	$93.93	$88.50	-	$100.20
2016	228,600	$87.94	$86.30	-	$99.85
2017	182,500	$84.75	$84.75

Natural Gas Swaps:

Calendar Year	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
October-December 2014	6,280,331	$4.64	$3.61	-	$6.47
2015	16,219,300	$4.45	$4.15	-	$5.82
2016	1,419,200	$4.30	$4.12	-	$5.30

We have also entered into multiple NYMEX WTI crude oil derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. The following table summarizes the three-way oil collar contracts currently in place as of October 30, 2014, covering the period from October 1, 2014 through June 30, 2017:

		Average Short	Average Long	Average Short
Calendar Year	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Call Price per Bbl
October-December 2014	202,400	$71.59	$96.59	$110.71
2015	1,362,800	$65.08	$89.69	$111.84
2016	621,300	$63.37	$88.37	$106.40
2017	72,400	$60.00	$85.00	$104.20

We have also entered into multiple NYMEX WTI crude oil derivative enhanced swap contracts. The first type of enhanced swap contract combines buying a lower-priced put, selling a higher-priced put, and using the net proceeds from these positions to simultaneously obtain a swap at above market prices (“enhanced swap price”). If the market price is at or above the higher-priced short put, this contract allows us to settle at the enhanced swap price. If the market price is below the higher-priced short put but above the lower-priced long put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the higher-priced short put. If the market price is at or below the lower-priced long put, this contract allows us to settle for the lower-priced long put plus the spread between the enhanced swap price and the higher-priced short put. The following table summarizes these type of enhanced swap contracts currently in place as of October 30, 2014, covering the period from January 1, 2015 to December 31, 2018:

		Average Long	Average Short	Average
Calendar Year	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
2015	365,000	$60.00	$80.00	$92.35
2016	183,000	$57.00	$82.00	$91.70
2017	182,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

We have also entered into other multiple NYMEX WTI crude oil derivative enhanced swap contracts. This second type of enhanced swap contract combines selling a put and using the net proceeds to simultaneously obtain a swap at above market prices, i.e. the enhanced swap price. If the market price is at or above the put, this contract allows us to settle at the enhanced swap price. If the market price is below the put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the put price. The following table summarizes these type of enhanced swap contracts currently in place as of October 30, 2014, covering the period from January 1, 2015 to December 31, 2015:

		Average Short	Average
Calendar Year	Volumes (Bbls)	Put Price per Bbl	Swap Price per Bbl
2015	503,000	$74.12	$93.09

We have also entered into multiple NYMEX Henry Hub natural gas derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. The following table summarizes the three-way natural gas collar contracts currently in place as of October 30, 2014:

		Average Short Put	Average Long Put	Average Short Call
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
October-December 2014	120,000	$4.00	$4.65	$5.03
2015	8,040,000	$3.66	$4.21	$5.01
2016	5,580,000	$3.75	$4.25	$5.08
2017	5,040,000	$3.75	$4.25	$5.53

As of October 30, 2014, Legacy had the following Henry Hub NYMEX to Northwest Pipeline, NGPL Midcon, California SoCal NGI, San Juan Basin, and West Texas WAHA natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

	October - December 2014		2015
		Average		Average
	Volumes (MMBtu)	Price per MMBtu	Volumes (MMBtu)	Price per MMBtu
NWPL	3,000,000	$(0.09)	12,000,000	$(0.13)
NGPL	240,000	$(0.10)	480,000	$(0.15)
SoCal	240,000	$0.29	240,000	$0.19
San Juan	240,000	$(0.06)	480,000	$(0.12)
WAHA	690,000	$(0.06)	6,000,000	$(0.10)

Cash Flow from Financing Activities

Our net cash provided by financing activities was $427.8 million for the nine months ended September 30, 2014, compared to net cash used of $33.0 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, total net borrowings under our revolving credit facility were $22.0 million while we raised $291.8 million in proceeds, net of original issue discount and fees paid to initial purchasers in our private offering of 6.625% senior notes due 2021, resulting in a total net borrowings of $319.0 million. Additionally, we received net proceeds from the issuance of our 8%

Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series A Preferred Units") and 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") in the amount of $229.4 million. The proceeds from our net borrowings and preferred equity issuances were used to fund the WPX Acquisition and 5 individually immaterial acquisitions. We had cash outflow during the nine months ended September 30, 2014 in the amount of $103.7 million for distributions to record holders of our units, $2.2 million for distributions to record holders of our Series A Preferred Units and $4.7 million for distributions to record holders of our Series B Preferred Units, all of which was funded from cash flow from operations. Cash used in financing activities during the nine months ended September 30, 2013 included $67.3 million in net borrowings and $99.0 million for distributions to unitholders. There were no Series A or Series B Preferred Units outstanding during the nine months ended September 30, 2013.

On April 17, 2014, Legacy issued 2,000,000 of its Series A Preferred Units in a public offering at a price of $25.00 per unit. On May 12, 2014 Legacy issued an additional 300,000 Series A Preferred Units pursuant to the exercise of the underwriters’ option to purchase additional Series A Preferred Units. Legacy received aggregate net proceeds of approximately $55.2 million, after deducting underwriting discounts and offering expenses, from the offering of Series A Preferred Units during the nine-months ended September 30, 2014.

On June 17, 2014, Legacy issued 7,000,000 of its Series B Preferred Units in a public offering at a price of $25.00 per unit. On July 1, 2014 Legacy issued an additional 200,000 Series B Preferred Units pursuant to the exercise of the underwriters’ option to purchase additional Series B Preferred Units. Legacy received aggregate net proceeds of approximately $174.3 million, after deducting underwriting discounts and offering expenses, from the offering of Series B Preferred Units during the nine-months ended September 30, 2014.

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

As of September 30, 2014, Legacy was in compliance with all financial and other covenants of the 2020 Senior Notes. If an event of default would occur and were continuing, Legacy would be unable to pay distributions to its unitholders. For further information related to our 2020 Senior Notes please refer to Note 2–Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.

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

As of September 30, 2014, Legacy was in compliance with all financial and other covenants of the 2021 Senior Notes. If an event of default would occur and were continuing, Legacy would be unable to pay distributions to its unitholders. For further information related to our 2021 Senior Notes please refer to Note 2–Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.

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

As of September 30, 2014, Legacy was in compliance with all covenants of the Current Credit Agreement. If an event of default would occur and were continuing, we would be unable to make borrowings under the Current Credit Agreement, may be unable to make distributions to our unitholders and our financial condition and liquidity would be adversely affected. For further information related to our Current Credit Agreement, please refer to Note 2–Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.

Legacy periodically enters into interest rate swap transactions to mitigate the volatility of interest rates. As of September 30, 2014, Legacy had interest rate swaps on notional amounts of $104 million with a weighted average fixed rate of 2.81%. These swaps mature between August 2014 and November 2015.

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

As of September 30, 2014, our critical accounting policies were consistent with those discussed in our Annual Report on Form 10-K for the period ended December 31, 2013.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting

Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area and is effective for annual and interim periods beginning after December 15, 2014. We are currently evaluating the provisions of ASU 2014-08 and assessing the impact, if any, it may have on our financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

As of September 30, 2014, the fair market value of our commodity derivative positions was a net asset of $38.3 million based on NYMEX futures prices from October 2014 to December 2018 for both oil and natural gas. As of December 31, 2013, the fair market value of our commodity derivative positions was a net asset of $17.7 million based on NYMEX futures prices from January 2014 to December 2017 for both oil and natural gas. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from October 2014 through December 2018, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investing Activities.”

Interest Rate Risks

At September 30, 2014, we had debt outstanding under its revolving credit facility of $370 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by us under our revolving credit facility for the nine-month period ended September 30, 2014 was 2.9%. A 1% increase in LIBOR on our outstanding debt under our revolving credit facility as of September 30, 2014 would result in an estimated $2.66 million increase in annual interest expense assuming our current interest rate hedges remain in place and do not expire. We have entered into interest rate swaps with a weighted-average fixed rate of 2.81% to mitigate the volatility of interest rates on notional amounts of $104 million of floating rate debt, which will expire during 2014 and 2015.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this report, you should carefully consider the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of units purchased	Price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value of units) that may yet be purchased under the plans or programs
September 24, 2014	2,614(1)	$28.90	—	—
(1) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $28.90 per unit, the closing price of Legacy's units on the NASDAQ Global Market on September 24, 2014.

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
3.5
Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.4)

3.6
First Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.6)

3.7
Second Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.7)

4.1
Indenture, dated as of May 28, 2013, among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (including form of the 6.625% Senior Notes due 2021) (Incorporated by reference to Legacy's Current Report on Form 8-K (File No. 001-33249) filed May 31, 2013, Exhibit 4.1)

4.2
Registration Rights Agreement, dated as of May 28, 2013, by and among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as representatives of the Initial Purchasers named therein. (Incorporated by reference to Legacy's Current Report on Form 8-K (File No. 001-33249) filed May 31, 2013, Exhibit 4.2)

4.3
Registration Rights Agreement, dated as of May 13, 2014, by and among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, UBS Securities LLC, Citigroup Global Markets Inc., Barclays Capital Inc. and J.P. Morgan Securities LLC as representatives of the Initial Purchasers named therein (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K (File No. 001-33249) filed May 13, 2014, Exhibit 4.2)

10.1*
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

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

October 31, 2014	By:	/s/ James Daniel Westcott
James Daniel Westcott
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)