Form 10-Q
period 2015-03-31
LEGACY RESERVES LP
filed 2015-05-08
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

69,208,533 units representing limited partner interests in the registrant were outstanding as of May 7, 2015.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31, 2015	December 31, 2014
	(In thousands)
Current assets:
Cash	$3,451	$725
Accounts receivable, net:
Oil and natural gas	38,658	49,390
Joint interest owners	22,108	16,235
Other	259	237
Fair value of derivatives (Notes 6 and 7)	104,541	120,305
Prepaid expenses and other current assets	4,403	5,362
Total current assets	173,420	192,254
Oil and natural gas properties using the successful efforts method, at cost:
Proved properties	2,972,336	2,946,820
Unproved properties	48,159	47,613
Accumulated depletion, depreciation, amortization and impairment	(1,601,883)	(1,354,459)
	1,418,612	1,639,974
Other property and equipment, net of accumulated depreciation and amortization of $7,791 and $7,446, respectively	3,560	3,767
Operating rights, net of amortization of $4,620 and $4,509, respectively	2,397	2,508
Fair value of derivatives (Notes 6 and 7)	28,701	32,794
Other assets, net of amortization of $13,243 and $12,551, respectively	25,647	24,255
Investments in equity method investees	3,053	3,054
Total assets	$1,655,390	$1,898,606

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND PARTNERS' EQUITY
	March 31, 2015	December 31, 2014
	(In thousands)
Current liabilities:
Accounts payable	$3,069	$2,787
Accrued oil and natural gas liabilities (Note 1)	55,352	78,615
Fair value of derivatives (Notes 6 and 7)	1,540	2,080
Asset retirement obligation (Note 8)	3,028	3,028
Other (Notes 2 and 10)	24,204	11,066
Total current liabilities	87,193	97,576
Long-term debt (Note 2)	967,440	938,876
Asset retirement obligation (Note 8)	237,218	223,497
Other long-term liabilities	1,328	1,452
Total liabilities	1,293,179	1,261,401
Commitments and contingencies (Note 5)
Partners' equity (Note 9):
Series A Preferred equity - 2,300,000 units issued and outstanding at March 31, 2015 and December 31, 2014	55,192	55,192
Series B Preferred equity - 7,200,000 units issued and outstanding at March 31, 2015 and December 31, 2014	174,261	174,261
Incentive distribution equity - 100,000 units issued and outstanding at March 31, 2015 and December 31, 2014	30,814	30,814
Limited partners' equity - 68,930,150 and 68,910,784 units issued and outstanding at March 31, 2015 and December 31, 2014, respectively	101,952	376,885
General partner's equity (approximately 0.03%)	(8)	53
Total partners' equity	362,211	637,205
Total liabilities and partners' equity	$1,655,390	$1,898,606
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per unit data)
Revenues:
Oil sales	$50,296	$102,055
Natural gas liquids (NGL) sales	4,192	3,965
Natural gas sales	27,051	19,883
Total revenues	81,539	125,903

Expenses:
Oil and natural gas production	49,220	42,534
Production and other taxes	4,218	7,955
General and administrative	8,869	7,647
Depletion, depreciation, amortization and accretion	41,068	33,697
Impairment of long-lived assets	209,402	1,412
Loss on disposal of assets	1,941	2,301
Total expenses	314,718	95,546

Operating income (loss)	(233,179)	30,357

Other income (expense):
Interest income	206	223
Interest expense (Notes 2, 6 and 7)	(17,792)	(13,939)
Equity in income of equity method investees	79	(8)
Net gains (losses) on commodity derivatives (Notes 6 and 7)	20,480	(15,886)
Other	605	93
Income (loss) before income taxes	(229,601)	840
Income tax (expense) benefit	747	(314)
Net income (loss)	$(228,854)	$526
Distributions to Preferred unitholders	(4,750)	—
Net income (loss) attributable to unitholders	$(233,604)	$526

Income (loss) per unit - basic and diluted (Note 9)	$(3.39)	$0.01
Weighted average number of units used in computing net income (loss) per unit -
Basic	68,921	57,309
Diluted	68,921	57,367

 See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(UNAUDITED)

	Series A Preferred Equity		Series B Preferred Equity		Incentive Distribution Equity		Unitholders' Equity
	Units	Amount	Units	Amount	Units	Amount	Limited Partner Units	Limited Partner Amount	General Partner Amount	Total Partners' Equity
	(In thousands)
Balance, December 31, 2014	2,300	$55,192	7,200	$174,261	100	$30,814	68,911	$376,885	$53	$637,205
Unit-based compensation	—	—	—	—	—	—	—	976	—	976
Vesting of restricted and phantom units	—	—	—	—	—	—	19	—	—	—
Offering costs associated with the issuance of units	—	—	—	—	—	—	—	(30)	—	(30)
Distributions to preferred unitholders	—	—	—	—	—	—	—	(4,750)	—	(4,750)
Distributions to unitholders, $0.61 per unit	—	—	—	—	—	—	—	(42,336)	—	(42,336)
Net loss	—	—	—	—	—	—	—	(228,793)	(61)	(228,854)
Balance, March 31, 2015	2,300	$55,192	7,200	$174,261	100	$30,814	68,930	$101,952	$(8)	$362,211

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(228,854)	$526
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	41,068	33,697
Amortization of debt discount and issuance costs	1,256	1,012
Impairment of long-lived assets	209,402	1,412
(Gain) loss on derivatives	(21,019)	15,175
Equity in income of equity method investees	(79)	8
Distribution from equity method investee	80	204
Unit-based compensation	981	1
Loss on disposal of assets	1,941	2,301
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, oil and natural gas	10,732	(12,185)
(Increase) decrease in accounts receivable, joint interest owners	(5,873)	575
(Increase) decrease in accounts receivable, other	(22)	97
(Increase) decrease in other assets	318	(41)
Increase in accounts payable	282	2,131
Increase (decrease) in accrued oil and natural gas liabilities	(23,262)	10,711
Increase in other liabilities	10,873	4,545
Total adjustments	226,678	59,643
Net cash provided by (used in) operating activities	(2,176)	60,169
Cash flows from investing activities:
Investment in oil and natural gas properties	(15,057)	(22,383)
Increase in deposits on pending acquisitions	—	(11,200)
Proceeds from sale of assets	320	58
Investment in other equipment	(138)	(232)
Net cash settlements on commodity derivatives	40,337	(3,610)
Net cash provided by (used in) investing activities	25,462	(37,367)
Cash flows from financing activities:
Proceeds from long-term debt	80,000	126,000
Payments of long-term debt	(52,000)	(114,000)
Payments of debt issuance costs	(1,444)	(58)
Offering costs associated with the issuance of units	(30)	(105)
Distributions to unitholders	(47,086)	(34,251)
Net cash used in financing activities	(20,560)	(22,414)
Net increase in cash and cash equivalents	2,726	388
Cash and cash equivalents, beginning of period	725	2,584
Cash and cash equivalents, end of period	$3,451	$2,972
Non-cash investing and financing activities:
Asset retirement obligations associated with property acquisitions	$11,725	$—
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

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

(b)	Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In thousands)
Revenue payable	$12,972	$19,267
Accrued lease operating expense	19,673	21,177
Accrued capital expenditures	7,984	20,773
Accrued ad valorem tax	8,721	9,382
Other	6,002	8,016
	$55,352	$78,615

(c) Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-03 will have a material impact on our consolidated financial statements.

(2)	Long-Term Debt

Long-term debt consists of the following as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(In thousands)
Credit Facility due 2019	$137,000	$109,000
8% Senior Notes due 2020	300,000	300,000
6.625% Senior Notes due 2021	550,000	550,000
	987,000	959,000
Unamortized discount on Senior Notes	(19,560)	(20,124)
Total Long-Term Debt	$967,440	$938,876

 Credit Facility

Previous Credit Agreement: On March 10, 2011, Legacy entered into a five-year $1 billion secured revolving credit facility (as amended, the "Previous Credit Agreement"). Borrowings under the Previous Credit Agreement were set to mature on March 10, 2016.

Current Credit Agreement: On April 1, 2014, Legacy entered into a five-year $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, Compass Bank, as syndication agent, UBS Securities LLC and U.S. Bank National Association, as co-documentation agents and the lenders party thereto (the “Current Credit Agreement”). Borrowings under the Current Credit Agreement mature on April 1, 2019. Legacy's obligations under the Current Credit Agreement are secured by mortgages on over 80% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in its operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit. The borrowing base is currently set at $700 million and was re-affirmed on March 27, 2015. The borrowing base is subject to semi-annual redeterminations on April 1 and October 1 of each year with the next redetermination scheduled for October 1, 2015. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations.

Legacy also has the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base then in effect. Any increase in the borrowing base requires the consent of all the lenders and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement. If the requisite lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement so long as it does not increase the borrowing base then in effect. Under the Current Credit Agreement, interest on debt outstanding is charged based on Legacy's selection of a one-, two-, three- or six-month LIBOR rate plus 1.50% to 2.50%, or the ABR which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or one-month LIBOR plus 1.00%, plus an applicable margin from 0.50% to 1.50% per annum, determined by the percentage of the borrowing base then in effect that is drawn.

The Current Credit Agreement contains various covenants that limit Legacy's ability to: (i) incur indebtedness, (ii) enter into certain leases, (iii) grant certain liens, (iv) enter into certain swaps, (v) make certain loans, acquisitions, capital expenditures and investments, (vi) make distributions other than from available cash, (vii) merge, consolidate or allow any material change in the character of its business and (viii) engage in certain asset dispositions, including a sale of all or substantially all of its assets. The Current Credit Agreement also contains covenants that, among other things, require Legacy to maintain specified ratios or conditions as follows: (i) secured debt as of the last day of the most recent quarter to EBITDA in total over the last four quarters of not more than 2.5 to 1.0, (ii) as of the last day of the most recent quarter, total EBITDA over the last four quarters to total interest expense over the last four quarters to be greater than 2.5 to 1.0 and (iii) consolidated current assets, as of the last day of the most recent quarter and including the unused amount of the total commitments, to consolidated current liabilities as of the last day of the most recent quarter of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under FASB Accounting Standards Codification 815, which includes the current portion of oil, natural gas and interest rate derivatives.

As of March 31, 2015, Legacy had approximately $137 million drawn under the Current Credit Agreement at a weighted-average interest rate of 1.79%, leaving approximately $562.9 million of availability under the Current Credit Agreement. For the three-month period ended March 31, 2015, Legacy paid in cash $1.2 million of interest expense on the Current Credit Agreement.

At March 31, 2015, Legacy was in compliance with all covenants of the Current Credit Agreement.

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

Three Months Ended March 31,
2014

Revenues	$148,787
Net income (loss) attributable to unitholders	$4,116
Income (loss) per unit — basic and diluted	$0.07
Units used in computing income (loss) per unit:
Basic	57,309
Diluted	57,367

(4)	Related Party Transactions

Cary D. Brown, Chairman of the board of LRGPLLC, Kyle A. McGraw, Director and Executive Vice President and Chief Development Officer of LRGPLLC and Dale Brown, Director of LRGPLLC, own interests in partnerships which, in turn, own a combined non-controlling 4.16% interest as limited partners in a partnership which, until November 10, 2014, owned the building that Legacy occupies. Monthly rent is $65,770, without respect to property taxes and insurance. The lease expires in September 2020.

(5)	Commitments and Contingencies

From time to time Legacy is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, Legacy is not currently a party to any proceeding that it believes could have a potential material adverse effect on its financial condition, results of operations or cash flows.

Legacy is party to a contractual agreement, extending through 2022, to purchase CO2 volumes from a third party. The contract requires Legacy to purchase minimum annual volumes, the pricing of which is calculated as a percentage of NYMEX-

WTI oil prices, with a floor of $57.14. Based upon the minimum required volumes and the NYMEX-WTI strip prices as of March 31, 2015, we estimate the value of our total future obligation to be approximately $56.6 million.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015:

	Fair Value Measurements at March 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2015
	(In thousands)
LTIP liability (a)	$—	$(16)	$—	$(16)
Oil and natural gas derivatives	—	135,727	(2,485)	133,242
Interest rate swaps	—	(1,540)	—	(1,540)
Total	$—	$134,171	$(2,485)	$131,686

(a)	See Note 10 for further discussion on unit-based compensation expenses and the related Long-Term Incentive Plan ("LTIP") liability for certain grants accounted for under the liability method.

Legacy estimates the fair values of the swaps based on published forward commodity price curves for the underlying commodities as of the date of the estimate for those commodities for which published forward pricing is readily available. For those commodity derivatives for which forward commodity price curves are not readily available, Legacy estimates, with the assistance of third-party pricing experts, the forward curves as of the date of the estimate. Legacy validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming, where applicable, that those securities trade in active markets. Legacy estimates the option value of puts and calls combined into hedges, including three-way collars and enhanced swaps using an option pricing model which takes into account market volatility, market prices, contract parameters and discount rates based on published LIBOR rates and interest rate swaps. In order to estimate the fair value of our interest rate swaps, Legacy uses a yield curve based on money market rates and interest rate swaps, extrapolates a forecast of future interest rates, estimates each future cash flow, derives discount factors to value the fixed and floating rate cash flows of each swap, and then discounts to present value all known (fixed) and forecasted (floating) swap cash flows. Curve building and discounting techniques used to establish the theoretical market value of interest bearing securities are based on readily available money market rates and interest swap market data. The determination of the fair values above incorporates various factors including the impact of our non-performance risk and the credit standing of the counterparties involved in the Partnership’s derivative contracts. The risk of nonperformance by the Partnership’s counterparties is mitigated by the fact that most of our current counterparties (or their affiliates) are also current or former bank lenders under the Partnership’s revolving credit facility. In addition, Legacy routinely monitors the creditworthiness of its counterparties. As the factors described above are based on significant assumptions made by management, these assumptions are the most sensitive to change.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Beginning balance	$555	$20,615
Total losses	(3,357)	(6,740)
Settlements, net	317	677
Ending balance	$(2,485)	$14,552
Losses included in earnings relating to derivatives still held as of March 31, 2015 and 2014	$(2,485)	$(5,622)

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

Assets measured at fair value during the three-month period ended March 31, 2015 include:

	Fair Value Measurements at March 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Impairment (a)	$—	$—	$198,095
Acquisitions (b)	$—	$—	$1,691

(a)
Legacy reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. During the three-month period ended March 31, 2015, Legacy incurred impairment charges of $209.4 million as oil and natural gas properties with a net cost basis of $407.5 million were written down to their fair value of $198.1 million. In order to determine fair value, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

(b)
Assets and liabilities acquired in a business combination are recorded at fair value. During the three-month period ended March 31, 2015, Legacy acquired oil and natural gas properties, inclusive of unproved acreage acquisitions, with a fair value of $1.7 million in multiple individually immaterial transactions. Properties acquired are recorded at fair value, which correlates to the discounted future net cash flow. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. For acquired unproved properties, the market-based weighted average cost of capital rate is subjected to additional project specific risking factors. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The carrying amount of the revolving long-term debt of $137 million as of March 31, 2015 approximates fair value because Legacy's current borrowing rate does not materially differ from market rates for similar bank borrowings. Legacy has classified the revolving long-term debt as a Level 2 item within the fair value hierarchy. As of March 31, 2015, the fair values of the 2020 Senior Notes and the 2021 Senior Notes were $258.3 million and $434.5 million, respectively. As these valuations are based on unadjusted quoted prices in an active market, the fair values are classified as Level 1 items within the fair value hierarchy.

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

By using derivative instruments to mitigate exposures to changes in commodity prices, Legacy exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes Legacy, which creates credit risk. Legacy minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties, most of whom are current or former members of Legacy's lending group.

The following table sets forth a reconciliation of the changes in fair value of Legacy's commodity derivatives for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Beginning fair value of commodity derivatives	$153,099	$17,673
Total gain (loss) - oil derivatives	13,594	(12,260)
Total gain (loss) - natural gas derivatives	6,886	(3,626)
Crude oil derivative cash settlements paid (received)	(32,200)	2,556
Natural gas derivative cash settlements paid (received)	(8,137)	1,054
Ending fair value of commodity derivatives	$133,242	$5,397

Certain of our commodity derivatives and interest rate derivatives are presented on a net basis on the Consolidated Balance Sheets. The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our Consolidated Balance Sheets as of the dates indicated below (in thousands):

	March 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$203,594	$(70,352)	$133,242
Total derivative assets	$203,594	$(70,352)	$133,242

Offsetting Derivative Liabilities:
Commodity derivatives	$(70,352)	$70,352	$—
Interest rate derivatives	(1,540)	—	(1,540)
Total derivative liabilities	$(71,892)	$70,352	$(1,540)

	December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$223,778	$(70,679)	$153,099
Total derivative assets	$223,778	$(70,679)	$153,099

Offsetting Derivative Liabilities:
Commodity derivatives	$(70,679)	$70,679	$—
Interest rate derivatives	(2,080)	—	(2,080)
Total derivative liabilities	$(72,759)	$70,679	$(2,080)

As of March 31, 2015, Legacy had the following NYMEX West Texas Intermediate ("WTI") crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average
Time Period	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
April-December 2015	914,735	$79.14	$52.00	-	$100.20
2016	228,600	$87.94	$86.30	-	$99.85
2017	182,500	$84.75	$84.75

As of March 31, 2015, Legacy had the following Midland-to-Cushing crude oil differential swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

		Average
Time Period	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
April-December 2015	2,475,000	$(1.77)	$(1.65)	-	$(1.90)

As of March 31, 2015, Legacy had the following NYMEX WTI crude oil derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average Short	Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Call Price per Bbl
April-December 2015	997,400	$64.87	$89.60	$111.39
2016	621,300	$63.37	$88.37	$106.40
2017	72,400	$60.00	$85.00	$104.20

As of March 31, 2015, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put, a long put and a fixed-price swap as indicated below:

		Average Long	Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
2016	183,000	$57.00	$82.00	$91.70
2017	182,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

As of March 31, 2015, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put and a fixed-price swap as indicated below:

		Average Short Put	Average Swap
Time Period	Volumes (Bbls)	Price per Bbl	Price per Bbl
April-December 2015	688,000	$77.01	$93.79

As of March 31, 2015, Legacy had the following NYMEX Henry Hub, West Texas Waha, ANR-OK and CIG-Rockies natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Time Period	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
April-December 2015	13,963,300	$4.39	$3.98	-	$5.82
2016	1,419,200	$4.30	$4.12	-	$5.30

As of March 31, 2015, Legacy had the following NYMEX Henry Hub natural gas derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average Short Put	Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
April-December 2015	6,030,000	$3.66	$4.21	$5.01
2016	5,580,000	$3.75	$4.25	$5.08
2017	5,040,000	$3.75	$4.25	$5.53

As of March 31, 2015, Legacy had the following Henry Hub NYMEX to Northwest Pipeline, NGPL Midcon, California SoCal NGI, San Juan Basin and West Texas WAHA natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

	April-December 2015
		Average
	Volumes (MMBtu)	Price per MMBtu
NWPL	9,000,000	$(0.13)
NGPL	360,000	$(0.15)
SoCal	180,000	$0.19
San Juan	360,000	$(0.12)
WAHA	4,500,000	$(0.10)

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

Legacy does not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Beginning fair value of interest rate swaps	$(2,080)	$(4,759)
Total loss on interest rate swaps	(148)	(174)
Cash settlements paid	688	886
Ending fair value of interest rate swaps	$(1,540)	$(4,047)

The table below summarizes the interest rate swap position as of March 31, 2015:

				Estimated Fair Market Value at
Notional Amount	Fixed Rate	Effective Date	Maturity Date	March 31, 2015
(Dollars in thousands)
$29,000	3.070%	10/16/2007	10/16/2015	$(459)
$13,000	3.112%	11/16/2007	11/16/2015	(235)
$12,000	3.131%	11/28/2007	11/28/2015	(215)
$50,000	2.500%	10/10/2008	10/10/2015	(631)
Total fair market value of interest rate derivatives				$(1,540)

(8)	Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the three months ended March 31, 2015 and year ended December 31, 2014:

	March 31, 2015	December 31, 2014
	(In thousands)
Asset retirement obligation - beginning of period	$226,525	$175,786
Liabilities incurred with properties acquired	11,725	50,487
Liabilities incurred with properties drilled	—	941
Liabilities settled during the period	(502)	(2,918)
Liabilities associated with properties sold	(19)	(5,891)
Current period accretion	2,517	8,120
Asset retirement obligation - end of period	$240,246	$226,525

(9)	Partners' Equity

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

Income (loss) per unit

The following table sets forth the computation of basic and diluted income (loss) per unit:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Net income (loss)	$(228,854)	$526
Distributions to preferred unitholders	(4,750)	—
Net income (loss) available to unitholders	(233,604)	526
Weighted average number of units outstanding	68,921	57,309
Effect of dilutive securities:
Restricted and phantom units	—	58
Weighted average units and potential units outstanding	68,921	57,367
Basic and diluted income (loss) per unit	$(3.39)	$0.01

For the three months ended March 31, 2015, 278,383 restricted units and 862,064 phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect. For the three months ended March 31, 2014, 201,643 restricted units and 289,977 phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect.

(10)	Unit-Based Compensation

Long-Term Incentive Plan

On March 15, 2006, the LTIP for Legacy was implemented for its employees, consultants and directors, its affiliates and its general partner. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights ("UARs"). The LTIP permits the grant of awards that may be made or settled in units up to an aggregate of 2,000,000 units. As of March 31, 2015, grants of awards net of forfeitures and, in the case of phantom units, historical exercises covering 1,820,306 units had been made, comprised of 266,014 unit option awards, 561,850 restricted unit awards, 862,064 phantom unit awards and 130,378 unit awards. The UAR awards granted under the LTIP may only be settled in cash, and therefore are not included in the aggregate number of units granted under the LTIP. The LTIP is administered by the compensation committee (the “Compensation Committee”) of the board of directors of LRGPLLC.

The cost of employee services in exchange for an award of equity instruments is measured based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period of the award. However, if an entity that nominally has the choice of settling awards by issuing stock predominately settles in cash, or if an entity usually settles in cash whenever an employee asks for cash settlement, the entity is settling a substantive liability rather than repurchasing an equity instrument. Due to Legacy’s historical practice of settling options and UARs in cash, Legacy accounts for unit options and UARs by utilizing the liability method. The liability method requires companies to measure the cost of the employee services in exchange for a cash award based on the fair value of the underlying security at the end of each reporting period. Compensation cost is recognized based on the change in the liability between periods.

Unit Appreciation Rights and Unit Options

A UAR is a notional unit that entitles the holder, upon vesting, to receive cash valued at the difference between the closing price of units on the exercise date and the exercise price, as determined on the date of grant. Because these awards are settled in cash, Legacy is accounting for the UARs by utilizing the liability method.

During the year ended December 31, 2014, Legacy issued 136,100 UARs to employees which vest ratably over a three-year period and 105,174 UARs to employees which vest at the end of a three-year period. During the three-month period ended March 31, 2015, Legacy issued 13,500 UARs to employees which vest ratably over a three-year period. All UARs granted in 2014 and 2015 expire seven years from the grant date and are exercisable when they vest.

For the three-month periods ended March 31, 2015 and 2014, Legacy recorded $5,181 and $(162,916), respectively, of compensation expense (benefit) due to the change in liability from December 31, 2014 and 2013, respectively, based on its use of the Black-Scholes model to estimate the March 31, 2015 and 2014 fair value of these UARs (see Note 6). As of March 31, 2015, there was a total of approximately $12,321 of unrecognized compensation costs related to the unexercised and non-vested portion of these UARs. At March 31, 2015, this cost was expected to be recognized over a weighted-average period of approximately 2.43 years. Compensation expense is based upon the fair value as of March 31, 2015 and is recognized as a percentage of the service period satisfied. Based on historical data, Legacy has assumed a volatility factor of approximately 42% and employed the Black-Scholes model to estimate the March 31, 2015 fair value to be realized as compensation cost based on the percentage of service period satisfied. Based on historical data, Legacy has assumed an estimated forfeiture rate of 4.7%. Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $2.44 per unit. Due to the timing of the valuation, this distribution rate does not reflect the reduced quarterly distribution rate as the reduction was determined subsequent to the period end.

A summary of UAR and unit option activity for the three months ended March 31, 2015 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	671,229	$26.97
Granted	13,500	11.16
Forfeited	(2,800)	29.62
Outstanding at March 31, 2015	681,929	$26.65	4.9	$900

Options and UARs exercisable at March 31, 2015	244,219	$25.58	3.4	$—

The following table summarizes the status of Legacy’s non-vested UARs since January 1, 2015:

	Non-Vested UARs
	Number of Units	Weighted-Average Exercise Price
Non-vested at January 1, 2015	451,173	$27.69
Granted	13,500	11.16
Vested	(24,163)	26.36
Forfeited	(2,800)	29.62
Non-vested at March 31, 2015	437,710	$27.24

Legacy has used a weighted-average risk-free interest rate of 1.3% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at March 31, 2015 whose terms are consistent with the expected life of the UARs and unit options. Expected life represents the period of time that UARs and unit options are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Three Months Ended
March 31, 2015
Expected life (years)	4.94
Risk free interest rate	1.3%
Annual distribution rate per unit	$2.44
Volatility	42%

Phantom Units

Legacy has also issued phantom units under the LTIP to both executive officers, as described below, and certain other employees. A phantom unit is a notional unit that entitles the holder, upon vesting, to receive one Partnership unit for each phantom unit. Legacy is accounting for these phantom units by utilizing the equity method.

On September 21, 2009, the board of directors of LRGPLLC, upon the recommendation of the Compensation Committee, implemented an equity-based incentive compensation policy applicable to the executive officers of Legacy. In addition to cash bonus awards, under the compensation plan, the executives are eligible for both subjective and objective grants of phantom units. The subjective, or service-based, grants may be awarded up to a maximum percentage of annual salary as determined by the Compensation Committee. Once granted, these phantom units vest ratably over a three-year period. The objective, or performance-based, grants may be awarded up to a maximum percentage of annual salary as determined by the Compensation Committee. However, the amount to vest each year for the three-year vesting period will be determined on each vesting date based on a three-step process, with the first two steps each comprising 50% of the total vesting amount while the third step is the sum of the first two steps. The first step in the process will be a function of Total Unitholder Return (“TUR”)

for the Partnership and the percentage rank of the Legacy TUR among a peer group of upstream master limited partnerships, as determined by the Compensation Committee at the beginning of each year. In the second step, the Legacy TUR will be compared to the TUR of a group of master limited partnerships included in the Alerian MLP Index. The third step is the addition of the above two steps to determine the total performance-based awards to vest. On March 7, 2013, the board of directors of LRGPLLC, upon the recommendation of the Compensation Committee, approved a revised compensation policy (the “Revised Policy”). This Revised Policy applies to incentive awards granted after the fiscal year ended 2013. While the Revised Policy measures TUR against both the peer group and Alerian MLP Index, the measurement periods were increased to a three-year cumulative measurement period with a corresponding increase in vesting from a ratable three-year vesting to three-year cliff vesting. Performance based phantom units subject to vesting which do not vest in a given year will be forfeited. With respect to both the subjective and objective units awarded under both compensation policies, distribution equivalent rights ("DERs") will accumulate and accrue based on the total number of actual amounts vested and will be payable at the date of vesting. However, due to the aforementioned revision for executive employees, accrued DERs paid at the date of vesting will be treated as distributions in the period paid rather than being recognized as compensation expense over the life of the award.

On March 4, 2014, the Compensation Committee approved the award of 117,197 subjective, or service-based, phantom units and 102,572 objective, or performance based, phantom units to Legacy’s executive officers. On February 24, 2015, the Compensation Committee approved the award of 341,251 subjective, or service-based, phantom units and 259,998 objective, or performance based, phantom units to Legacy’s executive officers.

Compensation expense related to the phantom units and associated DERs was $0.4 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

Restricted Units

During the year ended December 31, 2014, Legacy issued an aggregate of 127,845 restricted units to non-executive employees. These restricted units awarded typically vest ratably over a three-year period all beginning on or around the date of grant. During the three-month period ended March 31, 2015, Legacy issued an aggregate of 28,000 restricted units to non-executive employees. These restricted units awarded vest ratably over a three-year period. Compensation expense related to restricted units was $0.6 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was a total of $4.3 million of unrecognized compensation expense related to the unvested portion of these restricted units. At March 31, 2015, this cost was expected to be recognized over a weighted-average period of 2.1 years. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at March 31, 2015, do not include 278,383 units related to unvested restricted unit awards.

Board Units

On May 15, 2014, Legacy granted and issued 3,628 units to each of its five non-employee directors. The value of each unit was $27.50 at the time of issuance.

(11) Subsidiary Guarantors

On April 2, 2014, we filed a registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to register the issuance and sale of, among other securities, our debt securities, which may be co-issued by Legacy Reserves Finance Corporation. The registration statement also registered guarantees of debt securities by Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc. The Partnership's 2020 Senior Notes were issued in a private offering on December 4, 2012 and were subsequently registered through a public exchange offer that closed on January 8, 2014. The Partnership's 2021 Senior Notes were issued in two separate private offerings on May 28, 2013 and May 8, 2014. $250 million aggregate principal amount of our 2021 Senior Notes were subsequently registered through a public exchange offer that closed on March 18, 2014. The remaining $300 million of aggregate principal amount of our 2021 Senior Notes were subsequently registered through a public exchange offer that closed on February 10, 2015. The 2020 Senior Notes and the 2021 Senior Notes are guaranteed by our 100% owned subsidiaries Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc., which constitute all of our wholly-owned subsidiaries other than Legacy Reserves Finance Corporation, and certain other future subsidiaries (the “Guarantors”, together with any future 100% owned subsidiaries that guarantee the Partnership's 2020 Senior Notes and 2021 Senior Notes, the “Subsidiaries”). The Subsidiaries are 100% owned by the Partnership and the guarantees by the Subsidiaries are full and unconditional, except for customary release provisions described in Note 2 - Long-Term Debt. The Partnership has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. The guarantees constitute joint and several obligations of the Guarantors.

(12) Subsequent Events

On April 16, 2015, Legacy’s board of directors approved a distribution of $0.35 per unit payable on May 15, 2015 to unitholders of record on May 1, 2015.

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

•the level of our capital expenditures;

•the level of cash distributions to our limited partners;

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

The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and our expectations may not be realized or the forward-looking events and circumstances may not occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Legacy’s Annual Report on Form 10-K for the year ended December 31, 2014 in Item 1A under “Risk Factors.” The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

Overview

The current supply and demand environment for crude oil and natural gas has resulted in a significant decrease in commodity prices. Based on the sustained decrease in commodity prices through the first quarter of 2015, we expect a challenging 2015. Crude oil prices declined from a high of $107.95 per Bbl in June 2014 to a low of $43.39 in March 2015. A sustained period of reduced commodity prices will have an adverse effect on our operating income in future periods resulting from decreased revenues and higher depletion rates. Additionally, a portion of our development projects have become uneconomic and contributed to the impairment on the value of our oil and natural gas properties.

Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce, our access to capital and the amount of our cash distributions, as evidenced by our recently announced reduced cash distribution.

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

Our revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. As set forth under “Investing Activities” below, we have entered into oil and natural gas derivatives designed to mitigate the effects of price fluctuations covering a portion of our expected production, which allows us to mitigate, but not eliminate, oil and natural gas price risk. We continuously conduct financial sensitivity analyses to assess the effect of changes in pricing and production. These analyses allow us to determine how changes in oil and natural gas prices will affect our ability to execute our capital investment programs and to meet future financial obligations. Further, the financial analyses allow us to monitor any impact such changes in oil and natural gas prices may have on the value of our proved reserves and their impact on any redetermination to our borrowing base under our revolving credit facility.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per unit data)
Revenues:
Oil sales	$50,296	$102,055
Natural gas liquids sales	4,192	3,965
Natural gas sales	27,051	19,883
Total revenue	$81,539	$125,903
Expenses:
Oil and natural gas production, excluding ad valorem taxes	$45,944	$39,638
Ad valorem taxes	$3,276	$2,896
Total oil and natural gas production	$49,220	$42,534
Production and other taxes	$4,218	$7,955
General and administrative, excluding LTIP	$7,781	$6,957
LTIP expense	$1,088	$690
Total general and administrative	$8,869	$7,647
Depletion, depreciation, amortization and accretion	$41,068	$33,697
Commodity derivative cash settlements:
Oil derivative cash settlements received (paid)	$32,200	$(2,556)
Natural gas derivative cash settlements received (paid)	$8,137	$(1,054)
Production:
Oil (MBbls)	1,200	1,135
Natural gas liquids (MGal)	9,686	3,362
Natural gas (MMcf)	9,658	3,226
Total (MBoe)	3,040	1,753
Average daily production (Boe/d)	33,778	19,478
Average sales price per unit (excluding derivative cash settlements):
Oil price (per Bbl)	$41.91	$89.92
Natural gas liquids price (per Gal)	$0.43	$1.18
Natural gas price (per Mcf) (a)	$2.80	$6.16
Combined (per Boe)	$26.82	$71.82
Average sales price per unit (including derivative cash settlements):
Oil price (per Bbl)	$68.75	$87.66
Natural gas liquids price (per Gal)	$0.43	$1.18
Natural gas price (per Mcf) (a)	$3.64	$5.84
Combined (per Boe)	$40.09	$69.76
Average WTI oil spot price (per Bbl)	$48.57	$98.68
Average Henry Hub natural gas index price (per Mcf)	$2.81	$4.93
Average unit costs per Boe:
Oil and natural gas production	$15.11	$22.61
Ad valorem taxes	$1.08	$1.65
Production and other taxes	$1.39	$4.54
General and administrative excluding LTIP	$2.56	$3.97
Total general and administrative	$2.92	$4.36
Depletion, depreciation, amortization and accretion	$13.51	$19.22

____________________

(a)
We primarily report and account for most of our Permian Basin natural gas volumes inclusive of the NGL content contained within those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin are higher than Henry Hub natural gas index prices due to this NGL content.

Results of Operations

Three-Month Period Ended March 31, 2015 Compared to Three-Month Period Ended March 31, 2014

Our revenues from the sale of oil were $50.3 million and $102.1 million for the three-month periods ended March 31, 2015 and 2014, respectively. Our revenues from the sale of NGLs were $4.2 million and $4.0 million for the three-month periods ended March 31, 2015 and 2014, respectively. Our revenues from the sale of natural gas were $27.1 million and $19.9 million for the three-month periods ended March 31, 2015 and 2014, respectively. The $51.8 million decrease in oil revenues reflects the decrease in average realized price of $48.01 per Bbl (53%) partially offset by an increase in oil production of 65 MBbls (6%). This increase in production is related to our purchase of additional oil and natural gas properties during 2014, as well as our ongoing development activities. The decrease in realized oil prices of $48.01 per Bbl during the three months ended March 31, 2015 compared to the same period in 2014 was due to a decline in average West Texas Intermediate (“WTI”) crude oil prices of $50.11 per Bbl partially offset by a decrease in realized regional differentials. The $0.2 million increase in NGL sales reflects an increase in NGL production of 6,324 MGals (188%), primarily due to the acquisition of a non-operated interest in oil and natural gas properties located in the Piceance Basin in Garfield County, Colorado from WPX Energy Rocky Mountain, LLC, a subsidiary of WPX Energy, Inc. on June 4, 2014 (the "WPX Acquisition") (5,020 MGals), partially offset by a decrease in the realized NGL price of approximately $0.75 per Gal (64%). This decrease in realized prices is a combination of decreased commodity prices as well as the inclusion of the WPX volumes, which receive a lower price than our historical NGL production. The $7.2 million increase in natural gas revenues reflects an increase in our production volumes, partially offset by a decrease in realized natural gas prices. Our natural gas production increased by approximately 6,432 MMcf (199%) primarily due to the WPX Acquisition, which accounted for approximately 6,084 MMcf. Average realized natural gas prices decreased by $3.36 per Mcf (55%) during the three months ended March 31, 2015 compared to the same period in 2014 due to the decline in average Henry Hub natural gas prices of $2.12 per Mcf as well as the inclusion of natural gas from the WPX Acquisition, which receives a lower price than NYMEX Henry Hub pricing. As our historical natural gas volumes, particularly those produced from assets in the Permian Basin, were primarily accounted for inclusive of the NGL content contained within the natural gas volumes, we historically received a price greater than the NYMEX Henry Hub index price. However, the natural gas volumes from the WPX Acquisition are accounted for after the separation of the NGL content and receive a price less than the NYMEX Henry Hub index price due to regional price differentials. The change in the weighted average regional contribution of our reported natural gas volumes dramatically reduced our realized price per Mcf, on a relative basis.

For the three-month period ended March 31, 2015, we recorded $20.5 million of net gains on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net gains recognized during the three-month period ended March 31, 2015 are primarily due to the decrease in oil and natural gas prices during the period. For the three-month period ended March 31, 2014, we recorded $15.9 million of net losses on oil and natural gas derivatives. Settlements of such contracts resulted in cash receipts/(payments) of $40.3 million and $(3.6) million during the three months ended March 31, 2015 and 2014, respectively.

Our oil and natural gas production expenses, excluding ad valorem taxes, increased to $45.9 million for the three-month period ended March 31, 2015 from $39.6 million for the three-month period ended March 31, 2014. Production expenses increased primarily due to expenses associated with our acquisitions including $11.3 million related to the WPX Acquisition. While our total production expenses increased during the three-month period ended March 31, 2015, the cost per Boe decreased to $15.11 per Boe for the three-month period ended March 31, 2015 from $22.61 per Boe for the three-month period ended March 31, 2014. This decrease is due in part to reduced expenses across the properties that we have owned prior to the WPX Acquisition and, in larger part, to the large volume of natural gas production related to the WPX Acquisition properties. As natural gas production is typically lower cost production relative to oil production, the increasing natural gas volumes related to this production reduced our expenses on a per Boe basis. Our ad valorem tax expense increased marginally to $3.3 million ($1.08 per Boe) for the three-month period ended March 31, 2015 compared to $2.9 million ($1.65 per Boe) for the three-month period ended March 31, 2014 primarily due to increased well counts from recent acquisitions.

Our production and other taxes were $4.2 million and $8.0 million for the three-month periods ended March 31, 2015 and 2014, respectively. Production and other taxes decreased because of the decline in product prices as well as the inclusion of the WPX Acquisition production which is taxed at a lower rate than our historical production.

Our general and administrative expenses were $8.9 million and $7.6 million for the three-month periods ended March 31, 2015 and 2014, respectively. General and administrative expenses increased $1.2 million primarily due to an increase in salary and benefit expenses related to the hiring of additional personnel to manage our larger asset base.

We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $41.1 million and $33.7 million for the three-month periods ended March 31, 2015 and 2014, respectively. DD&A increased $7.4 million due primarily to $9.6 million of depletion incurred on the properties acquired in the WPX Acquisition partially offset by lower depletion across much of our asset base due to the reduced depletable basis resulting from the significant impairment realized in the fourth quarter of 2014.

Impairment expense was $209.4 million and $1.4 million for the three-month periods ended March 31, 2015 and 2014, respectively. In the three-month period ended March 31, 2015, we recognized $209.4 million of impairment expense on thirty-three separate producing fields primarily related to the decline in natural gas prices. While we recognized a significant impairment expense in the fourth quarter of 2014, the continued decline in natural gas futures prices during the first quarter of 2015 resulted in additional write-downs, specifically related to our WPX Acquisition properties. Impairment expense for the period ended March 31, 2014 was primarily related to reduced reserve estimates on two unproved properties.

We recorded interest expense of $17.8 million and $13.9 million for the three-month periods ended March 31, 2015 and 2014, respectively. Interest expense increased approximately $3.9 million primarily due to interest expense related to additional senior notes issued subsequent to March 31, 2014.

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

The following table presents a reconciliation of our consolidated net income (loss) to Adjusted EBITDA for the three and three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Net income (loss)	$(228,854)	$526
Plus:
Interest expense	17,792	13,939
Income tax expense	(747)	314
Depletion, depreciation, amortization and accretion	41,068	33,697
Impairment of long-lived assets	209,402	1,412
(Gain) loss on disposal of assets	1,941	2,301
Equity in income of equity method investees	(79)	8
Unit-based compensation expense	1,088	690
Minimum payments earned in excess of overriding royalty interest(a)	367	333
Equity in EBITDA of equity method investee(b)	119	258
Net (gains) losses on commodity derivatives	(20,480)	15,886
Net cash settlements received (paid) on commodity derivatives	40,337	$(3,610)
Transaction expenses related to acquisitions	25	$55
Adjusted EBITDA	$61,979	$65,809
____________________

(a)
A portion of minimum payments earned in excess of overriding royalties earned under a contractual agreement expiring December 31, 2019. The remaining amount of the minimum payments are recognized in net income.

(b)	EBITDA applicable to equity method investee is defined as the equity method investee's net income plus interest expense and depreciation.

For the three months ended March 31, 2015 and 2014, respectively, Adjusted EBITDA decreased 6% to $62.0 million from $65.8 million primarily due to the significant decline in commodity prices, partially offset by production from the WPX Acquisition and other recent oil and natural gas property acquisitions as well as higher commodity derivative settlement receipts of approximately $43.9 million.

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

The amounts available for borrowing under our credit facility are subject to a borrowing base which is currently set at $700 million. As of May 6, 2015, we had $587.9 million available for borrowing under our revolving credit facility. Based on their commodity price expectations, our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled on or around October 2015. Please see “— Cash Flow from Financing Activities — Credit Facility.”

Cash Flow from Operations

Our net cash (used in)/provided by operating activities was $(2.2) million and $60.2 million for the three-month periods ended March 31, 2015 and 2014, respectively. The 2015 period was impacted by lower realized commodity prices and higher operating expenses, partially offset by higher production volumes.

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

Cash Flow from Investing Activities

We invested cash capital of $15.1 million for the three-month period ended March 31, 2015. The total includes $1.7 million for the acquisition of oil and natural gas properties in individually immaterial acquisitions as well as $13.4 million for development projects. Our cash capital expenditures were $22.4 million for the three-month period ended March 31, 2014. The total includes $0.6 million for the acquisition of oil and natural gas properties in individually immaterial acquisitions and $21.8 million for development projects.

Our capital expenditure budget, which predominantly consists of drilling, CO2 injection, recompletion and well stimulation projects, is currently $30 million for the year ending December 31, 2015, of which $13.4 million has been expended during the three months ended March 31, 2015. Our remaining borrowing capacity under our revolving credit facility is $587.9 million as of May 7, 2015. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, non-operated capital requirements and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner. Based upon current oil and natural gas price expectations for the year ending December 31, 2015, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our remaining planned capital expenditures. Future cash distributions will be at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt and any other factors the board of directors of our general partner may consider. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. Currently, we use derivatives to offset price volatility of oil and natural gas prices. For the three-month periods ended March 31, 2015 and 2014, we had favorable (unfavorable) settlements of $40.3 million and $(3.6) million, respectively, related to our commodity derivatives.

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

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of May 6, 2015, covering the period from April 1, 2015 through December 31, 2018. We use derivatives, including swaps, enhanced swaps and three-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are mostly settled based upon the monthly average closing price of the front-month NYMEX WTI oil, the price on the last trading day of front-month NYMEX Henry Hub natural gas and published West Texas Waha, ANR-Oklahoma and Rocky Mountain CIG prices of natural gas.

Oil Swaps:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
April-December 2015	914,735	$79.14	$52.00	-	$100.20
2016	228,600	$87.94	$86.30	-	$99.85
2017	182,500	$84.75	$84.75

Natural Gas Swaps:

Time Period	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
April-December 2015	13,963,300	$4.39	$3.98	-	$5.82
2016	1,419,200	$4.30	$4.12	-	$5.30

We have entered into regional crude oil differential swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) crude oil price less a fixed-price differential. As noted above, we receive a discount to the NYMEX WTI crude oil price at the point of sale. Due to refinery downtime and limited takeaway capacity that has impacted the Permian Basin, the difference between the WTI-ARGUS (Midland) price, which is the price we receive on almost all of our Permian crude oil production, and the WTI-ARGUS (Cushing) price reached historic highs in late 2012 and early 2013 and again in late 2014. We entered into these differential swaps to negate a portion of this volatility. The following table summarizes the oil differential contracts currently in place as of May 7, 2015, covering the period from April 1, 2015 through December 31, 2016:

		Average
Time Period	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
April-December 2015	2,475,000	$(1.77)	$(1.65)	-	$(1.90)
2016	1,464,000	$(1.70)	$(1.65)	-	$(1.75)

We have also entered into multiple NYMEX WTI crude oil derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. For example, at an annual average WTI market price of $50.00, the summary positions below would result in a net price of $74.73, $75.00 and $75.00 for the remainder of 2015, 2016 and 2017, respectively.The following table summarizes the three-way oil collar contracts currently in place as of May 7, 2015, covering the period from April 1, 2015 through June 30, 2017:

		Average Short	Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Call Price per Bbl
April-December 2015	997,400	$64.87	$89.60	$111.39
2016	621,300	$63.37	$88.37	$106.40
2017	72,400	$60.00	$85.00	$104.20

We have also entered into multiple NYMEX WTI crude oil derivative enhanced swap contracts. The first type of enhanced swap contract combines buying a lower-priced put, selling a higher-priced put, and using the net proceeds from these positions to simultaneously obtain a swap at above market prices (“enhanced swap price”). If the market price is at or above the higher-priced short put, this contract allows us to settle at the enhanced swap price. If the market price is below the higher-priced short put but above the lower-priced long put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the higher-priced short put. If the market price is at or below the lower-priced long put, this contract allows us to settle for the lower-priced long put plus the spread between the enhanced swap price and the higher-priced short put. For example, at an annual average WTI market price of $50.00, the summary positions below would result in a net price of $66.70, $65.85 and $65.50 for 2016, 2017 and 2018, respectively. The following table summarizes these type of enhanced swap contracts currently in place as of May 7, 2015, covering the period from January 1, 2016 to December 31, 2018:

		Average Long	Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
2016	183,000	$57.00	$82.00	$91.70
2017	182,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

We have also entered into other multiple NYMEX WTI crude oil derivative enhanced swap contracts. This second type of enhanced swap contract combines selling a put and using the net proceeds to simultaneously obtain a swap at above market prices, i.e. the enhanced swap price. If the market price is at or above the put, this contract allows us to settle at the enhanced swap price. If the market price is below the put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the put price. For example, at an annual average WTI market price of $50.00 the summary position below would result in a net price of $66.78. The following table summarizes these type of enhanced swap contracts currently in place as of May 7, 2015, covering the period from April 1, 2015 to December 31, 2015:

		Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Swap Price per Bbl
April-December 2015	688,000	$77.01	$93.79

We have also entered into multiple NYMEX Henry Hub natural gas derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. For example, at an annual average Henry Hub market price of $3.00, the summary positions below would result in a net price of $3.55, $3.50 and $3.50 for the remainder of 2015, 2016 and 2017, respectively.The following table summarizes the three-way natural gas collar contracts currently in place as of May 7, 2015:

		Average Short Put	Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
April-December 2015	6,030,000	$3.66	$4.21	$5.01
2016	5,580,000	$3.75	$4.25	$5.08
2017	5,040,000	$3.75	$4.25	$5.53

As of May 7, 2015, Legacy had the following Henry Hub NYMEX to Northwest Pipeline, NGPL Midcon, California SoCal NGI, San Juan Basin, and West Texas WAHA natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

	April-December 2015
		Average
	Volumes (MMBtu)	Price per MMBtu
NWPL	9,000,000	$(0.13)
NGPL	360,000	$(0.15)
SoCal	180,000	$0.19
San Juan	360,000	$(0.12)
WAHA	4,500,000	$(0.10)

Cash Flow from Financing Activities

Our net cash used in financing activities was $20.6 million for the three months ended March 31, 2015, compared to net cash used of $22.4 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, total net borrowings under our revolving credit facility were $28.0 million. The proceeds from our net borrowings were used to finance our acquisition and development activities as well as to fund a portion of our distributions to unitholders. We had cash outflow during the three months ended March 31, 2015 in the amount of $42.3 million for distributions to record holders of our units and $4.8 million for distributions to record holders of our 8% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series A Preferred Units") and 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units"), a portion of which was funded from cash flow from operations with the remainder funded from borrowings under our revolving credit facility. Cash used in financing activities during the three months ended March 31, 2014 included $12.0 million in net repayments and $34.3 million for distributions to unitholders. There were no Series A or Series B Preferred Units outstanding during the three months ended March 31, 2014.

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

As of March 31, 2015, Legacy was in compliance with all financial and other covenants of the 2020 Senior Notes. If an event of default would occur and were continuing, Legacy would be unable to pay distributions to its unitholders. For further information related to our 2020 Senior Notes please refer to Note 2–Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.

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
As of March 31, 2015, Legacy was in compliance with all financial and other covenants of the 2021 Senior Notes. If an event of default would occur and were continuing, Legacy would be unable to pay distributions to its unitholders. For further information related to our 2021 Senior Notes please refer to Note 2–Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.
Credit Facility

Previous Credit Agreement: On March 10, 2011, Legacy entered into a five-year $1 billion secured revolving credit facility (as amended, the "Previous Credit Agreement"). Borrowings under the Previous Credit Agreement were set to mature on March 10, 2016.

Current Credit Agreement: On April 1, 2014, Legacy entered into a five-year $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent (the “Current Credit Agreement”). Borrowings under the Current Credit Agreement mature on April 1, 2019. Legacy's obligations under the Current Credit Agreement are secured by mortgages on over 80% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in our operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit.

As of March 31, 2015, Legacy was in compliance with all covenants of the Current Credit Agreement. If an event of default would occur and were continuing, we would be unable to make borrowings under the Current Credit Agreement, may be unable to make distributions to our unitholders and our financial condition and liquidity would be adversely affected. For further information related to our Current Credit Agreement, please refer to Note 2–Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.

Legacy periodically enters into interest rate swap transactions to mitigate the volatility of interest rates. As of March 31, 2015, Legacy had interest rate swaps on notional amounts of $104 million with a weighted average fixed rate of 2.81%. These swaps mature between April 2015 and November 2015.

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

As of March 31, 2015, our critical accounting policies were consistent with those discussed in our Annual Report on Form 10-K for the period ended December 31, 2014.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-03 will have a material impact on our consolidated financial statements.

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

As of March 31, 2015, the fair market value of our commodity derivative positions was a net asset of $133.2 million based on NYMEX futures prices from April 2015 to December 2018 for both oil and natural gas. As of December 31, 2014, the fair market value of our commodity derivative positions was a net asset of $153.1 million based on NYMEX futures prices from January 2015 to December 2018 for both oil and natural gas. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from April 2015 through December 2018, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investing Activities.”

Interest Rate Risks

At March 31, 2015, we had debt outstanding under its revolving credit facility of $137 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by us under our revolving credit facility for the three-month period ended March 31, 2015 was 4.3%. A 1% increase in LIBOR on our outstanding debt under our revolving credit facility as of March 31, 2015 would result in an estimated $0.33 million increase in annual interest expense assuming our current interest rate hedges remain in place and do not expire. We have entered into interest rate swaps with a weighted-average fixed rate of 2.81% to mitigate the volatility of interest rates on notional amounts of $104 million of floating rate debt, which will expire by November.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this report, you should carefully consider the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of units purchased	Price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value of units) that may yet be purchased under the plans or programs
February 18, 2015	8,051(1)	$13.25	—	—
(1) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $13.25 per unit, the closing price of Legacy's units on the NASDAQ Global Market on February 18, 2015.

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
3.4
Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.4)

3.5
First Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.6)

3.6
Second Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.7)

10.1
Fourth Amendment to Third Amended and Restated Credit Agreement, dated February 23, 2015, by and between Legacy Reserves LP, Wells Fargo Bank, National Association, as administrative agent and certain other financial institutions party thereto as lenders (Incorporated by reference to Legacy Reserves LP's annual report on Form 10-K (File No. 001-33249) filed February 27, 2015, Exhibit 10.12)

10.2
Non-Executive Chairman Agreement by and among Legacy Reserves GP, LLC, Legacy Reserves Services, Inc. and Cary D. Brown, dated as of February 3, 2015. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on February 6, 2015, Exhibit 10.1)

10.3
Employment Agreement effective as of March 1, 2015, between Kyle M. Hammond and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on February 27, 2015, Exhibit 10.1)

10.4
Second Amendment to Employment Agreement effective as of March 1, 2015, between Legacy Reserves Services, Inc., Paul T. Horne and Legacy Reserves GP, LLC. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on February 27, 2015, Exhibit 10.2)

10.5
Second Amendment to Employment Agreement effective as of March 1, 2015, between Legacy Reserves Services, Inc., Kyle A. McGraw and Legacy Reserves GP, LLC. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on February 27, 2015, Exhibit 10.3)

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

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

May 8, 2015	By:	/s/ James Daniel Westcott
James Daniel Westcott
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)