Form 10-Q
period 2015-06-30
LEGACY RESERVES LP
filed 2015-08-07
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

69,458,155 units representing limited partner interests in the registrant were outstanding as of August 6, 2015.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30, 2015	December 31, 2014
	(In thousands)
Current assets:
Cash	$3,661	$725
Accounts receivable, net:
Oil and natural gas	41,235	49,390
Joint interest owners	12,424	16,235
Other	254	237
Fair value of derivatives (Notes 6 and 7)	63,951	120,305
Prepaid expenses and other current assets	5,708	5,362
Total current assets	127,233	192,254
Oil and natural gas properties using the successful efforts method, at cost:
Proved properties	2,976,550	2,946,820
Unproved properties	48,322	47,613
Accumulated depletion, depreciation, amortization and impairment	(1,626,689)	(1,354,459)
	1,398,183	1,639,974
Other property and equipment, net of accumulated depreciation and amortization of $8,126 and $7,446, respectively	3,269	3,767
Operating rights, net of amortization of $4,731 and $4,509, respectively	2,286	2,508
Fair value of derivatives (Notes 6 and 7)	18,605	32,794
Other assets, net of amortization of $13,996 and $12,551, respectively	24,179	24,255
Investments in equity method investees	624	3,054
Total assets	$1,574,379	$1,898,606

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND PARTNERS' EQUITY
	June 30, 2015	December 31, 2014
	(In thousands)
Current liabilities:
Accounts payable	$1,416	$2,787
Accrued oil and natural gas liabilities (Note 1)	54,667	78,615
Fair value of derivatives (Notes 6 and 7)	985	2,080
Asset retirement obligation (Note 8)	3,028	3,028
Other (Notes 2 and 10)	9,757	11,066
Total current liabilities	69,853	97,576
Long-term debt (Note 2)	966,111	938,876
Asset retirement obligation (Note 8)	241,611	223,497
Other long-term liabilities	1,294	1,452
Total liabilities	1,278,869	1,261,401
Commitments and contingencies (Note 5)
Partners' equity (Note 9):
Series A Preferred equity - 2,300,000 units issued and outstanding at June 30, 2015 and December 31, 2014	55,192	55,192
Series B Preferred equity - 7,200,000 units issued and outstanding at June 30, 2015 and December 31, 2014	174,261	174,261
Incentive distribution equity - 100,000 units issued and outstanding at June 30, 2015 and December 31, 2014	30,814	30,814
Limited partners' equity - 68,944,825 and 68,910,784 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively	35,261	376,885
General partner's equity (approximately 0.03%)	(18)	53
Total partners' equity	295,510	637,205
Total liabilities and partners' equity	$1,574,379	$1,898,606
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per unit data)
Revenues:
Oil sales	$59,113	$108,731	$109,409	$210,786
Natural gas liquids (NGL) sales	5,729	5,103	9,921	9,069
Natural gas sales	22,959	23,280	50,010	43,163
Total revenues	87,801	137,114	169,340	263,018

Expenses:
Oil and natural gas production	45,220	45,809	94,440	88,343
Production and other taxes	3,986	8,595	8,204	16,550
General and administrative	10,390	14,809	19,259	22,456
Depletion, depreciation, amortization and accretion	36,197	38,537	77,265	72,234
Impairment of long-lived assets	—	2,387	209,402	3,798
Gain (loss) on disposal of assets	(934)	(3,853)	1,007	(1,552)
Total expenses	94,859	106,284	409,577	201,829

Operating income (loss)	(7,058)	30,830	(240,237)	61,189

Other income (expense):
Interest income	176	216	382	439
Interest expense (Notes 2, 6 and 7)	(17,760)	(16,225)	(35,552)	(30,164)
Equity in income of equity method investees	24	191	103	183
Net gains (losses) on commodity derivatives (Notes 6 and 7)	(13,497)	(31,433)	6,983	(47,319)
Other	97	211	702	304
Loss before income taxes	(38,018)	(16,210)	(267,619)	(15,368)
Income tax (expense) benefit	(456)	(278)	291	(592)
Net loss	$(38,474)	$(16,488)	$(267,328)	$(15,960)
Distributions to Preferred unitholders	(4,750)	(2,194)	(9,500)	(2,194)
Net loss attributable to unitholders	$(43,224)	$(18,682)	$(276,828)	$(18,154)

Loss per unit - basic and diluted (Note 9)	$(0.63)	$(0.33)	$(4.02)	$(0.32)
Weighted average number of units used in computing net loss per unit -
Basic	68,897	57,372	68,909	57,341
Diluted	68,897	57,372	68,909	57,341

 See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(UNAUDITED)

	Series A Preferred Equity		Series B Preferred Equity		Incentive Distribution Equity		Unitholders' Equity
	Units	Amount	Units	Amount	Units	Amount	Limited Partner Units	Limited Partner Amount	General Partner Amount	Total Partners' Equity
	(In thousands)
Balance, December 31, 2014	2,300	$55,192	7,200	$174,261	100	$30,814	68,911	$376,885	$53	$637,205
Units issued to Legacy Board of Directors for services	—	—	—	—	—	—	66	604	—	604
Unit-based compensation	—	—	—	—	—	—	—	2,554	—	2,554
Vesting of restricted and phantom units	—	—	—	—	—	—	73	—	—	—
Offering costs associated with the issuance of units	—	—	—	—	—	—	—	(71)	—	(71)
Units acquired in exchange for equity method investee interest	—	—	—	—	—	—	(105)	(1,349)	—	(1,349)
Distributions to preferred unitholders	—	—	—	—	—	—	—	(9,500)	—	(9,500)
Distributions to unitholders, $0.96 per unit	—	—	—	—	—	—	—	(66,605)	—	(66,605)
Net loss	—	—	—	—	—	—	—	(267,257)	(71)	(267,328)
Balance, June 30, 2015	2,300	$55,192	7,200	$174,261	100	$30,814	68,945	$35,261	$(18)	$295,510

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(267,328)	$(15,960)
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	77,265	72,234
Amortization of debt discount and issuance costs	2,680	2,111
Impairment of long-lived assets	209,402	3,798
(Gain) loss on derivatives	(8,078)	45,893
Equity in income of equity method investees	(103)	(183)
Distribution from equity method investee	191	1,129
Unit-based compensation	3,174	1,580
(Gain) loss on disposal of assets	1,007	(1,552)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, oil and natural gas	8,155	(18,893)
(Increase) decrease in accounts receivable, joint interest owners	3,811	(8,922)
Increase in accounts receivable, other	(17)	(95)
Increase in other assets	(241)	(1,676)
Increase (decrease) in accounts payable	(1,368)	7,078
Increase (decrease) in accrued oil and natural gas liabilities	(23,948)	20,435
Decrease in other liabilities	(4,396)	(3,208)
Total adjustments	267,534	119,729
Net cash provided by operating activities	206	103,769
Cash flows from investing activities:
Investment in oil and natural gas properties	(23,704)	(503,220)
Increase in deposits on pending acquisitions	—	(5,800)
Proceeds from sale of assets	740	3,281
Investment in other equipment	(181)	(571)
Net cash settlements on commodity derivatives	77,526	(9,620)
Net cash provided by (used in) investing activities	54,381	(515,930)
Cash flows from financing activities:
Proceeds from long-term debt	155,000	1,011,000
Payments of long-term debt	(129,000)	(737,000)
Payments of debt issuance costs	(1,475)	(9,331)
Proceeds from the issuance of units, net	(71)	224,244
Distributions to unitholders	(76,105)	(69,197)
Net cash provided by (used in) financing activities	(51,651)	419,716
Net increase in cash and cash equivalents	2,936	7,555
Cash and cash equivalents, beginning of period	725	2,584
Cash and cash equivalents, end of period	$3,661	$10,139
Non-cash investing and financing activities:
Asset retirement obligations associated with properties sold	$(4,553)	$(3,641)
Asset retirement obligations associated with property acquisitions	$18,756	$48,230
Units acquired in exchange for equity method investee interest	$1,349	$—
Incentive distribution units issued in exchange for oil and natural gas properties	$—	$30,814
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

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

(b)	Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Revenue payable	$15,660	$19,267
Accrued lease operating expense	17,861	21,177
Accrued capital expenditures	3,870	20,773
Accrued ad valorem tax	10,709	9,382
Other	6,567	8,016
	$54,667	$78,615

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of ASU 2014-15 and do not anticipate any impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. On July 9, 2015, the FASB approved a one-year delay of the standard's effective date. Therefore, the standard is now effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and do not anticipate the standard will have a material impact on our consolidated financial statements.

(2)	Long-Term Debt

Long-term debt consists of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(In thousands)
Credit Facility due 2019	$135,000	$109,000
8% Senior Notes due 2020	300,000	300,000
6.625% Senior Notes due 2021	550,000	550,000
	985,000	959,000
Unamortized discount on Senior Notes	(18,889)	(20,124)
Total Long-Term Debt	$966,111	$938,876

 Credit Facility

Previous Credit Agreement: On March 10, 2011, Legacy entered into a five-year $1 billion secured revolving credit facility (as amended, the "Previous Credit Agreement"). Borrowings under the Previous Credit Agreement were set to mature on March 10, 2016.

Current Credit Agreement: On April 1, 2014, Legacy entered into a five-year $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, Compass Bank, as syndication agent, UBS Securities LLC and U.S. Bank National Association, as co-documentation agents and the lenders party thereto (the “Current Credit Agreement”). Borrowings under the Current Credit Agreement mature on April 1, 2019. Legacy's obligations under the Current Credit Agreement are secured by mortgages on over 80% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in its operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit. The borrowing base was $700 million as of June 30, 2015. The borrowing base is subject to semi-annual redeterminations on April 1 and October 1 of each year with the next redetermination scheduled for October 1, 2015. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. Legacy also has the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base then in effect. Any increase in the borrowing base requires the consent of all the lenders and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement. If the requisite lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement so long as it does not increase the borrowing base then in effect. Under the Current Credit Agreement, interest on debt outstanding is charged based on Legacy's selection of a one-, two-, three- or six-month LIBOR rate plus 1.50% to 2.50%, or the ABR which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or one-month LIBOR plus 1.00%, plus an applicable margin from 0.50% to 1.50% per annum, determined by the percentage of the borrowing base then in effect that is drawn.

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

As of June 30, 2015, Legacy had approximately $135 million drawn under the Current Credit Agreement at a weighted-average interest rate of 1.69%, leaving approximately $564.9 million of availability under the Current Credit Agreement. For the six-month period ended June 30, 2015, Legacy paid in cash $2.4 million of interest expense on the Current Credit Agreement. The borrowing base was redetermined subsequent to June 30, 2015. Please see Note 12, Subsequent Events for further details.

At June 30, 2015, Legacy was in compliance with all covenants of the Current Credit Agreement.

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
On May 13, 2014, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of an additional $300 million of the 6.625% 2021 Senior Notes, which were subsequently registered through a public exchange offer that closed on February 10, 2015. These 2021 Senior Notes were issued at 99.0% of par.
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
	(In thousands)
Revenues	$153,518	$301,270
Net loss attributable to unitholders	$(21,722)	$(16,091)
Loss per unit — basic and diluted	$(0.38)	$(0.28)
Units used in computing income (loss) per unit:
Basic and diluted	57,372	57,341

(4)	Related Party Transactions

Cary D. Brown, Chairman of the board of LRGPLLC, Kyle A. McGraw, Director and Executive Vice President and Chief Development Officer of LRGPLLC and Dale Brown, Director of LRGPLLC, own interests in partnerships which, in turn, own a combined non-controlling 4.16% interest as limited partners in a partnership which, until November 10, 2014, owned the building that Legacy occupies. Monthly rent is $66,120, without respect to property taxes and insurance. The lease expires in September 2020.

(5)	Commitments and Contingencies

From time to time Legacy is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, Legacy is not currently a party to any proceeding that it believes could have a potential material adverse effect on its financial condition, results of operations or cash flows.

Legacy is party to a contractual agreement, extending through 2022, to purchase CO2 volumes from a third party. The contract requires Legacy to purchase minimum annual volumes, the pricing of which is calculated as a percentage of NYMEX-WTI oil prices, with a floor of $57.14. Based upon the minimum required volumes and the NYMEX-WTI strip prices as of June 30, 2015, we estimate the value of our total future obligation to be approximately $58.5 million.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015:

	Fair Value Measurements at June 30, 2015 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2015
	(In thousands)
LTIP liability (a)	$—	$(28)	$—	$(28)
Oil and natural gas derivatives	—	87,367	(4,811)	82,556
Interest rate swaps	—	(985)	—	(985)
Total	$—	$86,354	$(4,811)	$81,543

(a)	See Note 10 for further discussion on unit-based compensation expenses and the related Long-Term Incentive Plan ("LTIP") liability for certain grants accounted for under the liability method.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Beginning balance	$(2,485)	$14,552	$555	$20,615
Transfers(a)	—	(14,552)	—	(14,552)
Total losses	(3,275)	—	(6,632)	(6,740)
Settlements, net	949	—	1,266	677
Ending balance	$(4,811)	$—	$(4,811)	$—
Losses included in earnings relating to derivatives still held as of June 30, 2015 and 2014	$(3,492)	$—	$(4,811)	$—

(a)
As part of a routine review of accounting policies and practices, Legacy reviewed the assumptions and inputs used to value its derivative instruments and determined the material inputs (such as quoted market prices and oil and natural gas volatility) for its commodity derivatives more accurately correlate to the description of Level 2 instruments. As such, all instruments, with the exception of Midland-Cushing crude oil differential swaps, previously classified as Level 3 (oil and natural gas collars, swaptions and natural gas swaps for those derivatives indexed to the West Texas Waha, ANR-Oklahoma and CIG Indices) were transfered to Level 2 instruments during the period ended March 31, 2014.

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

Assets measured at fair value during the six-month period ended June 30, 2015 include:

	Fair Value Measurements During the Six Months Ended June 30, 2015 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Impairment (a)	$—	$—	$198,095
Acquisitions (b)	$—	$—	$1,923

(a)
Legacy reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. During the six-month period ended June 30, 2015, Legacy incurred impairment charges of $209.4 million as oil and natural gas properties with a net cost basis of $407.5 million were written down to their fair value of $198.1 million. In order to determine fair value, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

(b)
Assets and liabilities acquired in a business combination are recorded at fair value. During the six-month period ended June 30, 2015, Legacy acquired oil and natural gas properties, inclusive of unproved acreage acquisitions, with a fair value of $1.9 million in multiple individually immaterial transactions. Properties acquired are recorded at fair value, which correlates to the discounted future net cash flow. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. For acquired unproved properties, the market-based weighted average cost of capital rate is subjected to additional project specific risking factors. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The carrying amount of the revolving long-term debt of $135 million as of June 30, 2015 approximates fair value because Legacy's current borrowing rate does not materially differ from market rates for similar bank borrowings. Legacy has classified the revolving long-term debt as a Level 2 item within the fair value hierarchy. As of June 30, 2015, the fair values of the 2020 Senior Notes and the 2021 Senior Notes were $260.7 million and $440.0 million, respectively. As these valuations are based on unadjusted quoted prices in an active market, the fair values are classified as Level 1 items within the fair value hierarchy.

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

The following table sets forth a reconciliation of the changes in fair value of Legacy's commodity derivatives for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Beginning fair value of commodity derivatives	$133,242	$5,397	$153,099	$17,673
Total gain (loss) - oil derivatives	(12,649)	(33,770)	945	(46,030)
Total gain (loss) - natural gas derivatives	(848)	2,337	6,038	(1,289)
Crude oil derivative cash settlements paid (received)	(27,364)	6,244	(59,564)	8,800
Natural gas derivative cash settlements paid (received)	(9,825)	(234)	(17,962)	820
Ending fair value of commodity derivatives	$82,556	$(20,026)	$82,556	$(20,026)

Certain of our commodity derivatives and interest rate derivatives are presented on a net basis on the Consolidated Balance Sheets. The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our Consolidated Balance Sheets as of the dates indicated below (in thousands):

	June 30, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$136,664	$(54,108)	$82,556
Total derivative assets	$136,664	$(54,108)	$82,556

Offsetting Derivative Liabilities:
Commodity derivatives	$(54,108)	$54,108	$—
Interest rate derivatives	(985)	—	(985)
Total derivative liabilities	$(55,093)	$54,108	$(985)

	December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$223,778	$(70,679)	$153,099
Total derivative assets	$223,778	$(70,679)	$153,099

Offsetting Derivative Liabilities:
Commodity derivatives	$(70,679)	$70,679	$—
Interest rate derivatives	(2,080)	—	(2,080)
Total derivative liabilities	$(72,759)	$70,679	$(2,080)

As of June 30, 2015, Legacy had the following NYMEX West Texas Intermediate ("WTI") crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average
Time Period	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
July-December 2015	282,522	$79.51	$52.00	-	$99.85
2016	228,600	$87.94	$86.30	-	$99.85
2017	182,500	$84.75	$84.75

As of June 30, 2015, Legacy had the following Midland-to-Cushing crude oil differential swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

		Average
Time Period	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
July-December 2015	1,656,000	$(1.78)	$(1.75)	-	$(1.90)
2016	2,928,000	$(1.60)	$(1.50)	-	$(1.75)

As of June 30, 2015, Legacy had the following NYMEX WTI crude oil derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average Short	Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Call Price per Bbl
July-December 2015	673,440	$64.78	$89.78	$110.57
2016	621,300	$63.37	$88.37	$106.40
2017	72,400	$60.00	$85.00	$104.20

As of June 30, 2015, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put, a long put and a fixed-price swap as indicated below:

		Average Long	Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
2016	183,000	$57.00	$82.00	$91.70
2017	182,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

As of June 30, 2015, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put and a fixed-price swap as indicated below:

		Average Short Put	Average Swap
Time Period	Volumes (Bbls)	Price per Bbl	Price per Bbl
July-December 2015	506,000	$77.73	$93.98

As of June 30, 2015, Legacy had the following NYMEX Henry Hub, West Texas Waha, ANR-OK and CIG-Rockies natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Time Period	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
July-December 2015	11,706,400	$4.13	$3.11	-	$5.82
2016	23,019,200	$3.43	$3.32	-	$5.30
2017	21,600,000	$3.37	$3.32	-	$3.39
2018	21,600,000	$3.37	$3.32	-	$3.39
2019	19,800,000	$3.38	$3.38	-	$3.39

As of June 30, 2015, Legacy had the following NYMEX Henry Hub natural gas derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average Short Put	Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
July-December 2015	4,020,000	$3.66	$4.21	$5.01
2016	5,580,000	$3.75	$4.25	$5.08
2017	5,040,000	$3.75	$4.25	$5.53

As of June 30, 2015, Legacy had the following Henry Hub NYMEX to Northwest Pipeline, NGPL Midcon, California SoCal NGI, San Juan Basin and West Texas WAHA natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

	July-December 2015
		Average
	Volumes (MMBtu)	Price per MMBtu
NWPL	6,000,000	$(0.13)
NGPL	240,000	$(0.15)
SoCal	120,000	$0.19
San Juan	240,000	$(0.12)
WAHA	3,000,000	$(0.10)

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

Legacy does not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Beginning fair value of interest rate swaps	$(1,540)	$(4,047)	$(2,080)	$(4,759)
Total loss on interest rate swaps	(143)	(109)	(291)	(283)
Cash settlements paid	698	824	1,386	1,710
Ending fair value of interest rate swaps	$(985)	$(3,332)	$(985)	$(3,332)

The table below summarizes the interest rate swap position as of June 30, 2015:

				Estimated Fair Market Value at
Notional Amount	Fixed Rate	Effective Date	Maturity Date	June 30, 2015
(Dollars in thousands)
$29,000	3.070%	10/16/2007	10/16/2015	$(277)
$13,000	3.112%	11/16/2007	11/16/2015	(160)
$12,000	3.131%	11/28/2007	11/28/2015	(149)
$50,000	2.500%	10/10/2008	10/10/2015	(399)
Total fair market value of interest rate derivatives				$(985)

(8)	Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the six months ended June 30, 2015 and year ended December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Asset retirement obligation - beginning of period	$226,525	$175,786
Liabilities incurred with properties acquired	18,756	50,487
Liabilities incurred with properties drilled	—	941
Liabilities settled during the period	(1,271)	(2,918)
Liabilities associated with properties sold	(4,572)	(5,891)
Current period accretion	5,201	8,120
Asset retirement obligation - end of period	$244,639	$226,525

(9)	Partners' Equity

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

Loss per unit

The following table sets forth the computation of basic and diluted loss per unit:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Net loss	$(38,474)	$(16,488)	$(267,328)	$(15,960)
Distributions to preferred unitholders	(4,750)	(2,194)	(9,500)	(2,194)
Net loss available to unitholders	(43,224)	(18,682)	(276,828)	(18,154)
Weighted average number of units outstanding	68,897	57,372	68,909	57,341
Effect of dilutive securities:
Restricted and phantom units	—	—	—	—
Weighted average units and potential units outstanding	68,897	57,372	68,909	57,341
Basic and diluted loss per unit	$(0.63)	$(0.33)	$(4.02)	$(0.32)

For the three and six months ended June 30, 2015, 508,830 restricted units and 862,064 phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect. For the three and six months ended June 30, 2014, 264,097 restricted units and 323,965 phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect.

(10)	Unit-Based Compensation

Long-Term Incentive Plan

On March 15, 2006, the LTIP for Legacy was implemented for its employees, consultants and directors, its affiliates and its general partner. On June 12, 2015, the unitholders of Legacy approved an amendment to the LTIP to provide for an increase in the number of units available for issuance from 2,000,000 to 5,000,000. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights ("UARs"). As of June 30, 2015, grants of awards net of forfeitures and, in the case of phantom units, historical exercises covering 2,180,140 units had been made, comprised of 266,014 unit option awards, 855,534 restricted unit awards, 862,064 phantom unit awards and 196,528 unit awards. The UAR awards granted under the LTIP may only be settled in cash, and therefore are not included in the aggregate number of units granted under the LTIP. The LTIP is administered by the compensation committee (the “Compensation Committee”) of the board of directors of LRGPLLC.

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

During the year ended December 31, 2014, Legacy issued 136,100 UARs to employees which vest ratably over a three-year period and 105,174 UARs to employees which vest at the end of a three-year period. During the six-month period ended June 30, 2015, Legacy issued 21,500 UARs to employees which vest ratably over a three-year period. All UARs granted in 2014 and 2015 expire seven years from the grant date and are exercisable when they vest.

For the six-month periods ended June 30, 2015 and 2014, Legacy recorded $16,359 and $256,674, respectively, of compensation expense due to the change in liability from December 31, 2014 and 2013, respectively, based on its use of the Black-Scholes model to estimate the June 30, 2015 and 2014 fair value of these UARs (see Note 6). As of June 30, 2015, there was a total of approximately $16,867 of unrecognized compensation costs related to the unexercised and non-vested portion of these UARs. At June 30, 2015, this cost was expected to be recognized over a weighted-average period of approximately 2.24 years. Compensation expense is based upon the fair value as of June 30, 2015 and is recognized as a percentage of the service period satisfied. Based on historical data, Legacy has assumed a volatility factor of approximately 41% and employed the Black-Scholes model to estimate the June 30, 2015 fair value to be realized as compensation cost based on the percentage of service period satisfied. Based on historical data, Legacy has assumed an estimated forfeiture rate of 4.7%. Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $1.40 per unit.

A summary of UAR and unit option activity for the six months ended June 30, 2015 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	671,229	$26.97
Granted	21,500	11.12
Forfeited	(9,300)	24.42
Outstanding at June 30, 2015	683,429	$26.51	4.7	$—

Options and UARs exercisable at June 30, 2015	272,719	$25.80	3.4	$—

The following table summarizes the status of Legacy’s non-vested UARs since January 1, 2015:

	Non-Vested UARs
	Number of Units	Weighted-Average Exercise Price
Non-vested at January 1, 2015	451,173	$27.69
Granted	21,500	11.12
Vested	(52,663)	27.04
Forfeited	(9,300)	24.42
Non-vested at June 30, 2015	410,710	$26.98

Legacy has used a weighted-average risk-free interest rate of 1.5% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at June 30, 2015 whose terms are consistent with the expected life of the UARs and unit options. Expected life represents the period of time that UARs and unit options are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Six Months Ended
June 30, 2015
Expected life (years)	4.71
Risk free interest rate	1.5%
Annual distribution rate per unit	$1.40
Volatility	41%

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

Compensation expense related to the phantom units and associated DERs was $1.4 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively.

Restricted Units

During the year ended December 31, 2014, Legacy issued an aggregate of 127,845 restricted units to non-executive employees. These restricted units awarded typically vest ratably over a three-year period all beginning on or around the date of grant. During the six-month period ended June 30, 2015, Legacy issued an aggregate of 326,160 restricted units to both non-executive employees and an executive employee. The restricted units awarded to non-executive employees vest ratably over a three-year period. The restricted units granted to the executive employee vest ratably over a three-year period for a portion of the restricted units, with the remainder vesting in full at the end of a five-year period. Compensation expense related to restricted units was $1.2 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was a total of $6.1 million of unrecognized compensation expense related to the unvested portion of these restricted units. At June 30, 2015, this cost was expected to be recognized over a weighted-average period of 2.6 years. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at June 30, 2015, do not include 508,830 units related to unvested restricted unit awards.

Board Units

On May 15, 2014, Legacy granted and issued 3,628 units to each of its five non-employee directors. The value of each unit was $27.50 at the time of issuance. On June 15, 2015, Legacy granted and issued 11,025 units to each of its six non-employee directors. The value of each unit was $9.13 at the time of issuance.

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

(12) Subsequent Events

On July 2, 2015, Legacy entered into a Development Agreement (the “Development Agreement”) with Jupiter JV, LP (“Investor”), which was formed by certain of TPG Special Situations Partners’ investment funds. Pursuant to the Development Agreement, Legacy and Investor will participate in the funding, exploration, development and operation of certain of Legacy’s currently undeveloped oil and gas properties covering approximately 6,000 net acres, restricted to certain depths, located in the University Block, RTF Block and Lea Hamon Block in the Permian Basin (collectively, the “Subject Assets”). Concurrently with the Development Agreement, Legacy and Investor entered into an Asset Acquisition Agreement pursuant to which Legacy conveyed to Investor an undivided 87.5% of Legacy's working interest in the Subject Assets subject to re-assignment, reversion and other adjustments. Legacy and Investor will establish tranches of proposed horizontal locations, with Investor funding 95% of Legacy's drilling and completion costs and receiving 87.5% of certain of Legacy's interests in any wells in such tranche until it achieves a 1.0x return on investment ("ROI Hurdle"). Legacy will fund 5% of the drilling and completion costs and retain 12.5% of certain of its interests prior to the ROI Hurdle. Upon achievement of the ROI Hurdle, Investor will revert to 63% of

Legacy's initial interest while Legacy will revert to 37% until Investor achieves a 15% internal rate of return ("IRR Hurdle"). Upon achievement of the IRR Hurdle, Investor will revert to 15% of Legacy's initial interest while Legacy will revert to 85%, and all the remaining undeveloped interests will revert to Legacy but remain available for future development under the Development Agreement.

On July 3, 2015, Legacy entered into a Membership Interest Purchase and Sale Agreement (the “WGR Purchase Agreement”) with WGR Operating LP (“WGR”), a subsidiary of Western Gas Partners LP, which is a master limited partnership formed by Anadarko Petroleum Corporation. Pursuant to the WGR Purchase Agreement, Legacy acquired from WGR 100% of the issued and outstanding limited liability company membership interests in Dew Gathering LLC, a Texas limited liability company, which owns directly and indirectly natural gas gathering and processing assets (the “G&P Assets”) in Anderson, Freestone, Houston, Leon, Limestone and Robertson Counties, Texas, for a purchase price of $154 million, subject to customary adjustments. In addition, on July 3, 2015, Legacy entered into a Purchase and Sale Agreement (together with the “WGR Purchase Agreement,” the “Agreements”) with Anadarko E&P Onshore LLC (“Anadarko”), a subsidiary of Anadarko Petroleum Corporation, pursuant to which Legacy acquired various oil and natural gas properties and associated exploration and production assets (the “E&P Assets”) from Anadarko for a purchase price of $286 million, subject to customary adjustments. The G&P Assets service the E&P Assets. Both the WGR and Anadarko purchases closed on July 31, 2015 and were funded with borrowings under Legacy's revolving credit facility. Legacy is currently determining the fair value of assets acquired and liabilities assumed in each purchase.

On July 21, 2015, Legacy’s board of directors approved a distribution of $0.35 per unit payable on August 14, 2015 to unitholders of record on July 31, 2015.

On July 21, 2015, Legacy announced that its general partner had declared a monthly cash distribution for both its Series A Preferred Units and its Series B Preferred Units of $0.166667 per unit payable on August 17, 2015 to unitholders of record on August 3, 2015.

On August 5, 2015, Legacy entered into the Fifth Amendment to the Current Credit Agreement (the “Fifth Amendment”). Pursuant to the Fifth Amendment, the borrowing base under the Current Credit Agreement was increased from $700 million to $950 million and an additional lender was added to the agreement. As of August 5, 2015, Legacy had approximately $554 million drawn under the Current Credit Agreement, leaving approximately $396 million of current availability.

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

Overview

The current supply and demand environment for crude oil and natural gas has resulted in a significant decrease in commodity prices. Based on the sustained decrease in commodity prices through the first and second quarter of 2015, we expect a challenging 2015. Crude oil prices declined from a high of $107.95 per Bbl in June 2014 to a low of $43.39 in March 2015. Further, natural gas prices declined from a high of $8.15 per Mcf in February 2014 to a low of $2.50 in April 2015. A sustained period of reduced commodity prices will have an adverse effect on our operating income in future periods resulting from decreased revenues and higher depletion rates when compared to prior time periods. Additionally, a portion of our development projects have become uneconomic and contributed to the impairment on the value of our oil and natural gas properties in the fourth quarter of 2014 and the first quarter of 2015.

Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce, our access to capital and the amount of our cash distributions, as evidenced by our reduction in cash distributions for the first quarter of 2015 which was held constant for the second quarter.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per unit data)
Revenues:
Oil sales	$59,113	$108,731	$109,409	$210,786
Natural gas liquids sales	5,729	5,103	9,921	9,069
Natural gas sales	22,959	23,280	50,010	43,163
Total revenue	$87,801	$137,114	$169,340	$263,018
Expenses:
Oil and natural gas production, excluding ad valorem taxes	$42,828	$42,056	$88,772	$81,694
Ad valorem taxes	$2,392	$3,753	$5,668	$6,649
Total oil and natural gas production	$45,220	$45,809	$94,440	$88,343
Production and other taxes	$3,986	$8,595	$8,204	$16,550
General and administrative, excluding LTIP	$8,197	$12,669	$15,978	$19,626
LTIP expense	$2,193	$2,140	$3,281	$2,830
Total general and administrative	$10,390	$14,809	$19,259	$22,456
Depletion, depreciation, amortization and accretion	$36,197	$38,537	$77,265	$72,234
Commodity derivative cash settlements:
Oil derivative cash settlements received (paid)	$27,364	$(6,244)	$59,564	$(8,800)
Natural gas derivative cash settlements received (paid)	$9,825	$234	$17,962	$(820)
Production:
Oil (MBbls)	1,171	1,175	2,371	2,310
Natural gas liquids (MGal)	11,566	5,519	21,252	8,881
Natural gas (MMcf)	9,649	4,877	19,307	8,102
Total (MBoe)	3,055	2,119	6,095	3,872
Average daily production (Boe/d)	33,571	23,286	33,674	21,392
Average sales price per unit (excluding derivative cash settlements):
Oil price (per Bbl)	$50.48	$92.54	$46.14	$91.25
Natural gas liquids price (per Gal)	$0.50	$0.92	$0.47	$1.02
Natural gas price (per Mcf) (a)	$2.38	$4.77	$2.59	$5.33
Combined (per Boe)	$28.74	$64.71	$27.78	$67.93
Average sales price per unit (including derivative cash settlements):
Oil price (per Bbl)	$73.85	$87.22	$71.27	$87.44
Natural gas liquids price (per Gal)	$0.50	$0.92	$0.47	$1.02
Natural gas price (per Mcf) (a)	$3.40	$4.82	$3.52	$5.23
Combined (per Boe)	$40.91	$61.87	$40.50	$65.44
Average WTI oil spot price (per Bbl)	$57.95	$103.35	$53.34	$101.05
Average Henry Hub natural gas index price (per Mcf)	$2.74	$4.68	$2.77	$4.81
Average unit costs per Boe:
Oil and natural gas production	$14.02	$19.85	$14.56	$21.10
Ad valorem taxes	$0.78	$1.77	$0.93	$1.72
Production and other taxes	$1.30	$4.06	$1.35	$4.27
General and administrative excluding LTIP	$2.68	$5.98	$2.62	$5.07
Total general and administrative	$3.40	$6.99	$3.16	$5.80
Depletion, depreciation, amortization and accretion	$11.85	$18.19	$12.68	$18.66

____________________

(a)
We primarily report and account for most of our Permian Basin natural gas volumes inclusive of the NGL content contained within those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin are higher than Henry Hub natural gas index prices due to this NGL content.

Results of Operations

Three-Month Period Ended June 30, 2015 Compared to Three-Month Period Ended June 30, 2014

Our revenues from the sale of oil were $59.1 million and $108.7 million for the three-month periods ended June 30, 2015 and 2014, respectively. Our revenues from the sale of NGLs were $5.7 million and $5.1 million for the three-month periods ended June 30, 2015 and 2014, respectively. Our revenues from the sale of natural gas were $23.0 million and $23.3 million for the three-month periods ended June 30, 2015 and 2014, respectively. The $49.6 million decrease in oil revenues reflects the decrease in average realized price of $42.06 per Bbl (45%). The decrease in realized oil prices of $42.06 per Bbl during the three months ended June 30, 2015 compared to the same period in 2014 was due to a decline in average West Texas Intermediate (“WTI”) crude oil prices of $45.40 per Bbl partially offset by a decrease in realized regional differentials. The $0.6 million increase in NGL sales reflects an increase in NGL production of 6,047 MGals (110%), primarily due to the acquisition of a non-operated interest in oil and natural gas properties located in the Piceance Basin in Garfield County, Colorado from WPX Energy Rocky Mountain, LLC, a subsidiary of WPX Energy, Inc. on June 4, 2014 (the "WPX Acquisition") (5,318 MGals), partially offset by a decrease in the realized NGL price of approximately $0.42 per Gal (46%). This decrease in realized prices is a combination of decreased commodity prices as well as the inclusion of the WPX volumes, which receive a lower price than our historical NGL production. The $0.3 million decrease in natural gas revenues reflects a decrease in realized natural gas prices, partially offset by an increase in our production volumes. Our natural gas production increased by approximately 4,772 MMcf (98%) primarily due to the WPX Acquisition, which accounted for approximately 4,498 MMcf. Average realized natural gas prices decreased by $2.39 per Mcf (50%) during the three months ended June 30, 2015 compared to the same period in 2014 due to the decline in average NYMEX Henry Hub natural gas prices of $1.94 per Mcf as well as the inclusion of natural gas from the WPX Acquisition, which receives a lower price than NYMEX Henry Hub pricing. As our historical natural gas volumes, particularly those produced from assets in the Permian Basin, were primarily accounted for inclusive of the NGL content contained within the natural gas volumes, we historically received a price greater than the NYMEX Henry Hub index price. However, the natural gas volumes from the WPX Acquisition are accounted for after the separation of the NGL content and receive a price less than the NYMEX Henry Hub index price due to regional price differentials. The change in the weighted average regional contribution of our reported natural gas volumes dramatically reduced our realized price per Mcf, on a relative basis.

For the three-month period ended June 30, 2015, we recorded $13.5 million of net losses on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net losses recognized during the three-month period ended June 30, 2015 are primarily due to the increase in commodity prices, partially offset by cash settlements received. For the three-month period ended June 30, 2014, we recorded $31.4 million of net losses on oil and natural gas derivatives. Settlements of such contracts resulted in cash receipts/(payments) of $37.2 million and $(6.0) million during the three months ended June 30, 2015 and 2014, respectively.

Our oil and natural gas production expenses, excluding ad valorem taxes, increased to $42.8 million for the three-month period ended June 30, 2015 from $42.1 million for the three-month period ended June 30, 2014. While our total production expenses remained relatively unchanged during the three-month period ended June 30, 2015, the cost per Boe decreased to $14.02 per Boe for the three-month period ended June 30, 2015 from $19.85 per Boe for the three-month period ended June 30, 2014. This decrease is primarily attributable to reduced expenses across the properties that we have owned prior to the WPX Acquisition, as well as the large volume of natural gas production related to the WPX Acquisition properties, as we owned the WPX Acquisition assets for only a portion of the three months ended June 30, 2014. As natural gas production is typically lower cost production relative to oil production, the increasing natural gas volumes related to this production reduced our expenses on a per Boe basis. Our ad valorem tax expense decreased to $2.4 million ($0.78 per Boe) for the three-month period ended June 30, 2015 compared to $3.8 million ($1.77 per Boe) for the three-month period ended June 30, 2014 primarily due to lower oil and natural gas commodity prices, resulting in lower reserve valuations, upon which much of our ad valorem taxes are based. This decrease was partially offset by an increased well count from acquisitions.

Our production and other taxes were $4.0 million and $8.6 million for the three-month periods ended June 30, 2015 and 2014, respectively. Production and other taxes decreased because of the decline in product prices. Additionally, production and other taxes as a percent of revenue decreased due to the inclusion of the WPX Acquisition production which is taxed at a lower rate than our historical production.

Our general and administrative expenses were $10.4 million and $14.8 million for the three-month periods ended June 30, 2015 and 2014, respectively. General and administrative expenses decreased $4.4 million primarily due to a $3.2 million decrease in acquisition costs between the periods as we incurred approximately $4.8 million of one-time acquisition related expenses during the second quarter of 2014 associated with the WPX Acquisition and the remainder attributable to overall general and administrative expense reduction efforts.

We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $36.2 million and $38.5 million for the three-month periods ended June 30, 2015 and 2014, respectively. DD&A decreased $2.3 million due primarily to lower depletion across much of our asset base due to the reduced depletable basis resulting from the significant impairment realized in the fourth quarter of 2014 and first quarter of 2015.

We recognized no impairment expense for the three-month period ended June 30, 2015. Impairment expense was $2.4 million for the three-month period ended June 30, 2014. Impairment expense was primarily related to reduced reserve estimates on two unproved properties.

We recorded interest expense of $17.8 million and $16.2 million for the three-month periods ended June 30, 2015 and 2014, respectively. Interest expense increased approximately $1.5 million primarily due to interest expense related to additional senior notes issued during the three-months ended June 30, 2014, resulting in lower interest expense for the period in which the notes were issued. This increase was offset by a decrease in the interest expense on our revolving credit facility due to a lower average drawn balance for the three-month period ended June 30, 2015 than the three-month period ended June 30, 2014.

Six-Month Period Ended June 30, 2015 Compared to Six-Month Period Ended June 30, 2014

Our revenues from the sale of oil were $109.4 million and $210.8 million for the six-month periods ended June 30, 2015 and 2014, respectively. Our revenues from the sale of NGLs were $9.9 million and $9.1 million for the six-month periods ended June 30, 2015 and 2014, respectively. Our revenues from the sale of natural gas were $50.0 million and $43.2 million for the six-month periods ended June 30, 2015 and 2014, respectively. The $101.4 million decrease in oil revenues reflects the decrease in average realized price of $45.11 per Bbl (49%). The decrease in realized oil prices of $45.11 per Bbl during the six months ended June 30, 2015 compared to the same period in 2014 was due to a decline in average WTI crude oil prices of $47.71 per Bbl, partially offset by a decrease in realized regional differentials. The $0.9 million increase in NGL sales reflects an increase in NGL production of 12,371 MGals (139%), primarily due to the WPX Acquisition (10,337 MGals), partially offset by a decrease in the realized NGL price of approximately $0.55 per Gal (54%). This decrease in realized prices is a combination of decreased commodity prices as well as the inclusion of the WPX volumes, which receive a lower price than our historical NGL production. The $6.8 million increase in natural gas revenues reflects an increase in our production volumes, partially offset by a decrease in realized natural gas prices. Our natural gas production increased by approximately 11,205 MMcf (138%) primarily due to the WPX Acquisition, which accounted for approximately 10,582 MMcf. Average realized natural gas prices decreased by $2.74 per Mcf (51%) during the six months ended June 30, 2015 compared to the same period in 2014 due to the decline in average NYMEX Henry Hub natural gas prices of $2.04 per Mcf as well as the inclusion of increased volumes of natural gas from the WPX Acquisition, which receives a lower price than NYMEX Henry Hub pricing. As our historical natural gas volumes, particularly those produced from assets in the Permian Basin, were primarily accounted for inclusive of the NGL content contained within the natural gas volumes, we historically received a price greater than the NYMEX Henry Hub index price. However, the natural gas volumes from the WPX Acquisition are accounted for after the separation of the NGL content and receive a price less than the NYMEX Henry Hub index price due to regional price differentials. The change in the weighted average regional contribution of our reported natural gas volumes dramatically reduced our realized price per Mcf on a relative basis.

For the six-month period ended June 30, 2015, we recorded $7.0 million of net gains on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net gains recognized during the six-month period ended June 30, 2015 are primarily due to cash settlements received, partially offset by the increase in commodity prices. For the six-month period ended June 30, 2014, we recorded $47.3 million of net losses on oil and natural gas derivatives. Settlements of such contracts resulted in cash receipts/(payments) of $77.5 million and $(9.6) million during the six months ended June 30, 2015 and 2014, respectively.

Our oil and natural gas production expenses, excluding ad valorem taxes, increased to $88.8 million for the six-month period ended June 30, 2015 from $81.7 million for the six-month period ended June 30, 2014. Production expenses increased primarily due to expenses associated with our acquisitions. While our total production expenses increased during the six-month period ended June 30, 2015, the cost per Boe decreased to $14.56 per Boe for the six-month period ended June 30, 2015 from $21.10 per Boe for the six-month period ended June 30, 2014. This decrease primarily attributable to reduced expenses across the properties that we have owned prior to the WPX Acquisition, as well as the large volume of natural gas production related to the WPX Acquisition properties. As natural gas production is typically lower in cost relative to oil production, the increasing natural gas volumes related to this production reduced our expenses on a per Boe basis. Our ad valorem tax expense decreased to $5.7 million ($0.93 per Boe) for the six-month period ended June 30, 2015 compared to $6.6 million ($1.72 per Boe) for the six-month period ended June 30, 2014 primarily due to lower oil and natural gas commodity prices, resulting in lower reserve valuations, upon which much of our ad valorem taxes are based. This decrease was partially offset by an increased well count from acquisitions.

Our production and other taxes were $8.2 million and $16.6 million for the six-month periods ended June 30, 2015 and 2014, respectively. Production and other taxes decreased because of the decline in product prices. Additionally, production and other taxes as a percent of revenue decreased due to the inclusion of the WPX Acquisition production which is taxed at a lower rate than our historical production.

Our general and administrative expenses were $19.3 million and $22.5 million for the six-month periods ended June 30, 2015 and 2014, respectively. General and administrative expenses decreased due to a $3.2 million decrease in acquisition costs between the periods as we incurred approximately $4.8 million of one-time acquisition related expenses during the second quarter of 2014 associated with the WPX Acquisition and the remainder attributable to overall general and administrative expense reduction efforts.

We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $77.3 million and $72.2 million for the six-month periods ended June 30, 2015 and 2014, respectively. DD&A increased $5.0 million due primarily to $11.7 million of depletion incurred on the properties acquired in the WPX Acquisition partially offset by lower depletion across much of our asset base due to the reduced depletable basis resulting from the significant impairment realized in the fourth quarter of 2014 and the first quarter of 2015.

Impairment expense was $209.4 million and $3.8 million for the six-month periods ended June 30, 2015 and 2014, respectively. In the six-month period ended June 30, 2015, we recognized $209.4 million of impairment expense on thirty-three separate producing fields primarily related to the decline in natural gas prices. While we recognized a significant impairment expense in the fourth quarter of 2014, the continued decline in natural gas futures prices during the first quarter of 2015 resulted in additional write-downs, specifically related to our WPX Acquisition properties. Impairment expense for the period ended June 30, 2014 was primarily related to reduced reserve estimates on two unproved properties.

We recorded interest expense of $35.6 million and $30.2 million for the six-month periods ended June 30, 2015 and 2014, respectively. Interest expense increased approximately $5.4 million primarily due to interest expense related to additional senior notes issued during the three-months ended June 30, 2014, resulting in lower interest expense for the period in which the notes were issued. This increase was offset by a decrease in the interest expense on our revolving credit facility due to a lower average drawn balance for the three-month period ended June 30, 2015 than the three-month period ended June 30, 2014.

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

The following table presents a reconciliation of our consolidated net loss to Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Net loss	$(38,474)	$(16,488)	$(267,328)	$(15,960)
Plus:
Interest expense	17,760	16,225	35,552	30,164
Income tax expense	456	278	(291)	592
Depletion, depreciation, amortization and accretion	36,197	38,537	77,265	72,234
Impairment of long-lived assets	—	2,387	209,402	3,798
(Gain) loss on disposal of assets	(934)	(3,853)	1,007	(1,552)
Equity in income of equity method investees	(24)	(191)	(103)	(183)
Unit-based compensation expense	2,193	2,140	3,281	2,830
Minimum payments earned in excess of overriding royalty interest(a)	377	341	744	673
Equity in EBITDA of equity method investee(b)	50	241	169	499
Net (gains) losses on commodity derivatives	13,497	31,433	(6,983)	47,319
Net cash settlements received (paid) on commodity derivatives	37,189	(6,010)	77,526	(9,620)
Transaction expenses related to acquisitions	1,648	4,911	1,673	4,966
Adjusted EBITDA	$69,935	$69,951	$131,914	$135,760
____________________

(a)
A portion of minimum payments earned in excess of overriding royalties earned under a contractual agreement expiring December 31, 2019. The remaining amount of the minimum payments are recognized in net income.

(b)	EBITDA applicable to equity method investee is defined as the equity method investee's net income plus interest expense and depreciation. We divested our interest in this investee in May of 2015.

For the three months ended June 30, 2015 and 2014, respectively, Adjusted EBITDA remained relatively consistent. The significant declines in commodity prices were offset by production from the WPX Acquisition and other oil and natural gas property acquisitions as well as higher commodity derivative settlement receipts of approximately $43.2 million.

For the six months ended June 30, 2015 and 2014, respectively, Adjusted EBITDA decreased 2.8% to $131.9 million from $135.8 million primarily due to the significant decline in commodity prices, partially offset by production from the WPX Acquisition and other oil and natural gas property acquisitions as well as higher commodity derivative settlement receipts of approximately $87.1 million.

Capital Resources and Liquidity

Our primary sources of capital and liquidity have been cash flow from operations, the issuance of additional units and preferred units, the issuance of notes, proceeds from bank borrowings or a combination thereof. To date, our primary use of capital has been for acquisition and development of oil and natural gas properties and the repayment of bank borrowings.

As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations and planned capital expenditures. Our future success in growing reserves and production will be highly dependent on capital resources available to us and our success in acquiring and developing additional hydrocarbon reserves. We actively review acquisition opportunities on an ongoing basis. Our acquisition of oil and natural gas properties and related natural gas gathering and processing assets from Anadarko E&P Onshore LLC and WGR Operating LP, respectively, was funded with borrowings under our revolving credit facility. If we were to make significant additional acquisitions for cash, we would need to borrow additional amounts under our revolving credit facility, if available, or obtain additional debt or equity financing. Our revolving credit facility and our senior notes limit our ability to issue additional debt, but permit us to issue limited amounts of unsecured senior or senior subordinated notes. Further, our existing revolving credit facility matures on April 1, 2019.

The amounts available for borrowing under our credit facility are subject to a borrowing base which is currently set at $950 million. As of August 5, 2015, we had $395.9 million available for borrowing under our revolving credit facility. Based on their commodity price expectations, our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled on or around October 2015, subject to the parties' rights to have additional redeterminations between scheduled redeterminations. Please see “— Cash Flow from Financing Activities — Credit Facility.”

Cash Flow from Operations

Our net cash provided by operating activities was $0.2 million and $103.8 million for the six-month periods ended June 30, 2015 and 2014, respectively. The 2015 period was impacted by lower realized commodity prices and higher operating expenses, partially offset by higher production volumes.

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

Cash Flow from Investing Activities

We invested cash capital of $23.7 million for the six-month period ended June 30, 2015. The total includes $1.9 million for the acquisition of oil and natural gas properties in individually immaterial acquisitions as well as $21.8 million for development projects. Our cash capital expenditures were $503.2 million for the six-month period ended June 30, 2014. The total includes $445.3 million for the acquisition of oil and natural gas properties including the WPX Acquisition and 5 individually immaterial acquisitions and $57.9 million for development projects.

Our capital expenditure budget, which predominantly consists of drilling, CO2 injection, recompletion and well stimulation projects, is currently $30 million for the year ending December 31, 2015, of which $21.8 million has been expended during the six months ended June 30, 2015. Our remaining borrowing capacity under our revolving credit facility is $395.9 million as of August 5, 2015. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, non-operated capital requirements and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner. Based upon current oil and natural gas price expectations for the year ending December 31, 2015, we anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our remaining planned capital expenditures. Future cash distributions will be at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt and any other factors the board of directors of our general partner may consider. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. We use derivatives to offset price volatility of oil and natural gas prices. For the six-month periods ended June 30, 2015 and 2014, we had favorable (unfavorable) settlements of $77.5 million and $(9.6) million, respectively, related to our commodity derivatives.

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

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of August 6, 2015, covering the period from July 1, 2015 through December 31, 2019. We use derivatives, including swaps, enhanced swaps and three-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are mostly settled based upon the monthly average closing price of the front-month NYMEX WTI oil, the price on the last trading day of front-month NYMEX Henry Hub natural gas and published West Texas Waha, ANR-Oklahoma and Rocky Mountain CIG prices of natural gas.

Oil Swaps:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
July-December 2015	282,522	$79.51	$52.00	-	$99.85
2016	228,600	$87.94	$86.30	-	$99.85
2017	182,500	$84.75	$84.75

Natural Gas Swaps:

Time Period	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
July-December 2015	13,706,400	$4.01	$3.11	-	$5.82
2016	29,019,200	$3.40	$3.29	-	$5.30
2017	27,600,000	$3.36	$3.29	-	$3.39
2018	27,600,000	$3.36	$3.29	-	$3.39
2019	25,800,000	$3.36	$3.29	-	$3.39

We have entered into regional crude oil differential swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) crude oil price less a fixed-price differential. As noted above, we receive a discount to the NYMEX WTI crude oil price at the point of sale. Due to refinery downtime and limited takeaway capacity that has impacted the Permian Basin, the difference between the WTI-ARGUS (Midland) price, which is the price we receive on almost all of our Permian crude oil production, and the WTI-ARGUS (Cushing) price reached historic highs in late 2012 and early 2013 and again in late 2014. We entered into these differential swaps to negate a portion of this volatility. The following table summarizes the oil differential contracts currently in place as of August 6, 2015, covering the period from July 1, 2015 through December 31, 2016:

		Average
Time Period	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
July-December 2015	1,656,000	$(1.78)	$(1.75)	-	$(1.90)
2016	2,928,000	$(1.60)	$(1.50)	-	$(1.75)
2017	730,000	$(0.75)	$(0.75)

We have also entered into multiple NYMEX WTI crude oil derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. For example, at an annual average WTI market price of $50.00, the summary positions below would result in a net price of $75.00, $75.00 and $75.00 for the remainder of 2015, 2016 and 2017, respectively.The following table summarizes the three-way oil collar contracts currently in place as of August 6, 2015, covering the period from July 1, 2015 through June 30, 2017:

		Average Short	Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Call Price per Bbl
July-December 2015	673,440	$64.78	$89.78	$110.57
2016	621,300	$63.37	$88.37	$106.40
2017	72,400	$60.00	$85.00	$104.20

We have also entered into multiple NYMEX WTI crude oil derivative enhanced swap contracts. The first type of enhanced swap contract combines buying a lower-priced put, selling a higher-priced put, and using the net proceeds from these positions to simultaneously obtain a swap at above market prices (“enhanced swap price”). If the market price is at or above the higher-priced short put, this contract allows us to settle at the enhanced swap price. If the market price is below the higher-priced short put but above the lower-priced long put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the higher-priced short put. If the market price is at or below the lower-priced long put, this contract allows us to settle for the lower-priced long put plus the spread between the enhanced swap price and the higher-priced short put. For example, at an annual average WTI market price of $50.00, the summary positions below would result in a net price of $66.70, $65.85 and $65.50 for 2016, 2017 and 2018, respectively. The following table summarizes these type of enhanced swap contracts currently in place as of August 6, 2015, covering the period from January 1, 2016 to December 31, 2018:

		Average Long	Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
2016	183,000	$57.00	$82.00	$91.70
2017	182,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

We have also entered into other multiple NYMEX WTI crude oil derivative enhanced swap contracts. This second type of enhanced swap contract combines selling a put and using the net proceeds to simultaneously obtain a swap at above market prices, i.e. the enhanced swap price. If the market price is at or above the put, this contract allows us to settle at the enhanced swap price. If the market price is below the put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the put price. For example, at an annual average WTI market price of $50.00 the summary position below would result in a net price of $66.25. The following table summarizes these type of enhanced swap contracts currently in place as of August 6, 2015, covering the period from July 1, 2015 to December 31, 2015:

		Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Swap Price per Bbl
July-December 2015	506,000	$77.73	$93.98

We have also entered into multiple NYMEX Henry Hub natural gas derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. For example, at an annual average Henry Hub market price of $3.00, the summary positions below would result in a net price of $3.55, $3.50 and $3.50 for the remainder of 2015, 2016 and 2017, respectively.The following table summarizes the three-way natural gas collar contracts currently in place as of August 6, 2015, covering the period from July 1, 2015 to December 31, 2017:

		Average Short Put	Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
July-December 2015	4,020,000	$3.66	$4.21	$5.01
2016	5,580,000	$3.75	$4.25	$5.08
2017	5,040,000	$3.75	$4.25	$5.53

As of August 6, 2015, Legacy had the following Henry Hub NYMEX to Northwest Pipeline, NGPL Midcon, California SoCal NGI, San Juan Basin, and West Texas WAHA natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

	July-December 2015
		Average
	Volumes (MMBtu)	Price per MMBtu
NWPL	6,000,000	$(0.13)
NGPL	240,000	$(0.15)
SoCal	120,000	$0.19
San Juan	240,000	$(0.12)
WAHA	3,000,000	$(0.10)

Cash Flow from Financing Activities

Our net cash used in financing activities was $51.7 million for the six months ended June 30, 2015, compared to net cash provided by financing activities of $419.7 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, total net borrowings under our revolving credit facility were $26.0 million. The proceeds from our net borrowings were used to finance our acquisition and development activities as well as to fund a portion of our distributions to unitholders. We had cash outflow during the six months ended June 30, 2015 in the amount of $66.6 million for distributions to record holders of our units and $9.5 million for distributions to record holders of our 8% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series A Preferred Units") and 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units"), a portion of which was funded from cash flow from operations with the remainder funded from borrowings under our revolving credit facility. Cash used in financing activities during the six months ended June 30, 2014 included $274.0 million in net borrowings and $69.2 million for distributions to unitholders. There were no Series A or Series B Preferred Units outstanding during the six months ended June 30, 2014.

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

As of June 30, 2015, Legacy was in compliance with all financial and other covenants of the 2020 Senior Notes. If an event of default would occur and were continuing, Legacy would be unable to pay distributions to its unitholders. For further information related to our 2020 Senior Notes please refer to Note 2–Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.

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
As of June 30, 2015, Legacy was in compliance with all financial and other covenants of the 2021 Senior Notes. If an event of default would occur and were continuing, Legacy would be unable to pay distributions to its unitholders. For further information related to our 2021 Senior Notes please refer to Note 2–Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.
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

As of June 30, 2015, Legacy was in compliance with all covenants of the Current Credit Agreement. If an event of default would occur and were continuing, we would be unable to make borrowings under the Current Credit Agreement, may be unable to make distributions to our unitholders and our financial condition and liquidity would be adversely affected. For further information related to our Current Credit Agreement, please refer to Note 2–Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.

Legacy periodically enters into interest rate swap transactions to mitigate the volatility of interest rates. As of June 30, 2015, Legacy had interest rate swaps on notional amounts of $104 million with a weighted average fixed rate of 2.81%. These swaps mature between July 2015 and November 2015.

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

As of June 30, 2015, our critical accounting policies were consistent with those discussed in our Annual Report on Form 10-K for the period ended December 31, 2014.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of ASU 2014-15 and do not anticipate any impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. On July 9, 2015, the FASB approved a one-year delay of the standard's effective date. Therefore, the standard is now effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and do not anticipate the standard will have a material impact on our consolidated financial statements.

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

As of June 30, 2015, the fair market value of our commodity derivative positions was a net asset of $82.6 million based on NYMEX futures prices from July 2015 to December 2019 for both oil and natural gas. As of December 31, 2014, the fair market value of our commodity derivative positions was a net asset of $153.1 million based on NYMEX futures prices from January 2015 to December 2018 for both oil and natural gas. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from July 2015 through December 2018, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investing Activities.”

Interest Rate Risks

At June 30, 2015, we had debt outstanding under our revolving credit facility of $135 million, which incurred interest at floating rates in accordance with our revolving credit facility. The average annual interest rate incurred by us under our revolving credit facility for the six-month period ended June 30, 2015 was 3.8%. A 1% increase in LIBOR on our outstanding debt under our revolving credit facility as of June 30, 2015 would result in an estimated $0.31 million increase in annual interest expense assuming our current interest rate hedges remain in place and do not expire. We have entered into interest rate swaps with a weighted-average fixed rate of 2.81% to mitigate the volatility of interest rates on notional amounts of $104 million of floating rate debt, which will expire by November 2015.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of units purchased	Price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value of units) that may yet be purchased under the plans or programs
May 1, 2015	105,093	(1)	—	—
May 19, 2015	9,619(2)	$10.98	—	—
(1) These units were received by the Partnership as consideration in exchange for interests in an equity method investee.
(2) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $10.98 per unit, the closing price of Legacy's units on the NASDAQ Global Market on May 19, 2015.

Item 5. Other Information.

On August 5, 2015, Legacy entered into the Fifth Amendment to the Current Credit Agreement (the “Fifth Amendment”). Pursuant to the Fifth Amendment, the following provisions of the Current Credit Agreement were amended:

•
the borrowing base under the Current Credit Agreement was increased from $700 million to $950 million. As of August 5, 2015, Legacy had approximately $554 million drawn under the Current Credit Agreement, leaving approximately $396 million of current availability;

•	an additional lender was added, and commitments under the Current Credit Agreement were reallocated among the various lenders;

•	additional guarantors to the Current Credit Agreement were added; and

•	the restriction on Legacy’s ratio of secured debt to EBITDA will now prohibit Legacy from exceeding the existing 2.50 to 1.00 ratio at any time.

From time to time, Legacy has entered or may enter into certain transactions (including hedging transactions) with certain lenders under the Current Credit Agreement or their affiliates. The foregoing description of the Fifth Amendment is qualified in its entirety by reference to the full text of the Fifth Amendment, which is filed as Exhibit 10.2 to this Form 10-Q.

Item 6.  Exhibits.

The following documents are filed as a part of this Quarterly Report on Form 10-Q or incorporated by reference:

Exhibit Number	Description
2.1
Membership Interest Purchase and Sale Agreement, dated as of July 3, 2015, by and between Legacy Reserves Operating LP and WGR Operating LP. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on July 9, 2015, Exhibit 2.1).

2.2
Purchase and Sale Agreement, dated as of July 3, 2015, by and between Legacy Reserves Operating LP and Anadarko E&P Onshore LLC. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on July 9, 2015, Exhibit 2.2).

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
3.4
Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.4)

3.5
First Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.6)

3.6
Second Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.7)

10.1
Amendment No. 1 to the Amended and Restated Legacy Reserves LP Long-Term Incentive Plan, dated as of June 12, 2015. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on June 12, 2015, Exhibit 10.1).

10.2*
Fifth Amendment to Third Amended and Restated Credit Agreement, dated August 5, 2015, among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto

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

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

August 7, 2015	By:	/s/ James Daniel Westcott
James Daniel Westcott
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)