Form 10-Q
period 2015-09-30
LEGACY RESERVES LP
filed 2015-11-06
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

69,502,781 units representing limited partner interests in the registrant were outstanding as of November 5, 2015.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30, 2015	December 31, 2014
	(In thousands)
Current assets:
Cash	$1,627	$725
Accounts receivable, net:
Oil and natural gas	48,381	49,390
Joint interest owners	27,795	16,235
Other	130	237
Fair value of derivatives (Notes 6 and 7)	64,500	120,305
Prepaid expenses and other current assets	5,487	5,362
Total current assets	147,920	192,254
Oil and natural gas properties using the successful efforts method, at cost:
Proved properties	3,502,151	2,946,820
Unproved properties	48,773	47,613
Accumulated depletion, depreciation, amortization and impairment	(1,766,523)	(1,354,459)
	1,784,401	1,639,974
Other property and equipment, net of accumulated depreciation and amortization of $8,489 and $7,446, respectively	4,300	3,767
Operating rights, net of amortization of $4,842 and $4,509, respectively	2,175	2,508
Fair value of derivatives (Notes 6 and 7)	48,269	32,794
Other assets, net of amortization of $14,774 and $12,551, respectively	23,623	24,255
Investments in equity method investees	617	3,054
Total assets	$2,011,305	$1,898,606

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND PARTNERS' EQUITY
	September 30, 2015	December 31, 2014
	(In thousands)
Current liabilities:
Accounts payable	$3,317	$2,787
Accrued oil and natural gas liabilities (Note 1)	59,244	78,615
Fair value of derivatives (Notes 6 and 7)	3,266	2,080
Asset retirement obligation (Note 8)	3,028	3,028
Other (Notes 2 and 10)	25,442	11,066
Total current liabilities	94,297	97,576
Long-term debt (Note 2)	1,451,700	938,876
Asset retirement obligation (Note 8)	285,306	223,497
Fair value of derivatives (Notes 6 and 7)	807	—
Other long-term liabilities	1,229	1,452
Total liabilities	1,833,339	1,261,401
Commitments and contingencies (Note 5)
Partners' equity (Note 9):
Series A Preferred equity - 2,300,000 units issued and outstanding at September 30, 2015 and December 31, 2014	55,192	55,192
Series B Preferred equity - 7,200,000 units issued and outstanding at September 30, 2015 and December 31, 2014	174,261	174,261
Incentive distribution equity - 100,000 units issued and outstanding at September 30, 2015 and December 31, 2014	30,814	30,814
Limited partners' equity (deficit) - 68,949,561 and 68,910,784 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively	(82,259)	376,885
General partner's equity (deficit) (approximately 0.03%)	(42)	53
Total partners' equity	177,966	637,205
Total liabilities and partners' equity	$2,011,305	$1,898,606
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per unit data)
Revenues:
Oil sales	$49,779	$105,640	$159,188	$316,426
Natural gas liquids (NGL) sales	2,946	10,413	12,867	19,482
Natural gas sales	36,773	33,623	86,783	76,786
Total revenues	89,498	149,676	258,838	412,694

Expenses:
Oil and natural gas production	48,446	55,491	142,886	143,834
Production and other taxes	4,834	7,742	13,038	24,292
General and administrative	16,246	8,325	35,506	30,781
Depletion, depreciation, amortization and accretion	45,041	48,016	122,306	120,250
Impairment of long-lived assets	98,054	4,785	307,455	8,583
(Gain) loss on disposal of assets	560	(1,683)	1,567	(3,235)
Total expenses	213,181	122,676	622,758	324,505

Operating income (loss)	(123,683)	27,000	(363,920)	88,189

Other income (expense):
Interest income (expense)	(55)	223	326	662
Interest expense (Notes 2, 6 and 7)	(23,351)	(19,083)	(58,903)	(49,247)
Equity in income (loss) of equity method investees	(6)	126	97	309
Net gains on commodity derivatives (Notes 6 and 7)	57,000	55,994	63,982	8,675
Other	19	(166)	723	137
Income (loss) before income taxes	(90,076)	64,094	(357,695)	48,725
Income tax (expense) benefit	(1)	(278)	290	(870)
Net income (loss)	$(90,077)	$63,816	$(357,405)	$47,855
Distributions to preferred unitholders	(4,750)	(4,750)	(14,250)	(6,944)
Net income (loss) attributable to unitholders	$(94,827)	$59,066	$(371,655)	$40,911

Income (loss) per unit - basic (Note 9)	$(1.38)	$1.03	$(5.39)	$0.71
Income (loss) per unit - diluted (Note 9)	$(1.38)	$1.02	$(5.39)	$0.71
Weighted average number of units used in computing net loss per unit -
Basic	68,945	57,406	68,921	57,363
Diluted	68,945	57,643	68,921	57,523

 See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(UNAUDITED)

	Series A Preferred Equity		Series B Preferred Equity		Incentive Distribution Equity		Unitholders' Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Limited Partner Units	Limited Partner Amount	General Partner Amount	Total Partners' Equity
	(In thousands)
Balance, December 31, 2014	2,300	$55,192	7,200	$174,261	100	$30,814	68,911	$376,885	$53	$637,205
Units issued to Legacy Board of Directors for services	—	—	—	—	—	—	66	604	—	604
Unit-based compensation	—	—	—	—	—	—	—	4,169	—	4,169
Vesting of restricted and phantom units	—	—	—	—	—	—	78	—	—	—
Offering costs associated with the issuance of units	—	—	—	—	—	—	—	(94)	—	(94)
Units acquired in exchange for equity method investee interest	—	—	—	—	—	—	(105)	(1,349)	—	(1,349)
Distributions to preferred unitholders	—	—	—	—	—	—	—	(14,250)	—	(14,250)
Distributions to unitholders, $1.31 per unit	—	—	—	—	—	—	—	(90,914)	—	(90,914)
Net loss	—	—	—	—	—	—	—	(357,310)	(95)	(357,405)
Balance, September 30, 2015	2,300	$55,192	7,200	$174,261	100	$30,814	68,950	$(82,259)	$(42)	$177,966

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(357,405)	$47,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	122,306	120,250
Amortization of debt discount and issuance costs	4,047	3,320
Impairment of long-lived assets	307,455	8,583
Gain on derivatives	(61,990)	(10,832)
Equity in income of equity method investees	(97)	(309)
Distribution from equity method investee	191	1,302
Unit-based compensation	4,763	2,151
(Gain) loss on disposal of assets	1,567	(3,235)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, oil and natural gas	1,009	(20,258)
Increase in accounts receivable, joint interest owners	(11,560)	(6,686)
Decrease in accounts receivable, other	107	226
(Increase) decrease in other assets	142	(695)
Increase (decrease) in accounts payable	530	(4,689)
Increase (decrease) in accrued oil and natural gas liabilities	(19,371)	24,980
Increase in other liabilities	10,004	12,644
Total adjustments	359,103	126,752
Net cash provided by operating activities	1,698	174,607
Cash flows from investing activities:
Investment in oil and natural gas properties	(559,176)	(594,344)
Proceeds from sale of assets	51,757	5,334
Investment in other equipment	(1,575)	(1,053)
Net cash settlements received (paid) on commodity derivatives	104,314	(11,975)
Net cash used in investing activities	(404,680)	(602,038)
Cash flows from financing activities:
Proceeds from long-term debt	757,000	1,189,000
Payments of long-term debt	(246,000)	(870,000)
Payments of debt issuance costs	(1,858)	(9,933)
Proceeds from the issuance of units, net	(94)	229,403
Distributions to unitholders	(105,164)	(110,625)
Net cash provided by financing activities	403,884	427,845
Net increase in cash and cash equivalents	902	414
Cash and cash equivalents, beginning of period	725	2,584
Cash and cash equivalents, end of period	$1,627	$2,998
Non-cash investing and financing activities:
Asset retirement obligations associated with properties sold	$(4,572)	$(4,804)
Asset retirement obligations associated with property acquisitions	$60,332	$50,487
Units acquired in exchange for equity method investee interest	$1,349	$—
Incentive distribution units issued in exchange for oil and natural gas properties	$—	$30,814
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

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Legacy owns and operates oil and natural gas producing properties located primarily in the Permian Basin (West Texas and Southeast New Mexico), East Texas, Rocky Mountain and Mid-Continent regions of the United States.

(b)	Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Revenue payable	$16,129	$19,267
Accrued lease operating expense	21,136	21,177
Accrued capital expenditures	2,089	20,773
Accrued ad valorem tax	13,791	9,382
Other	6,099	8,016
	$59,244	$78,615

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers" ("ASU 2015-14"), which approved a one-year delay of the standard's effective date. In accordance with ASU 2015-14, the standard is now effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and do not anticipate the standard will have a material impact on our consolidated financial statements.

(2)	Long-Term Debt

Long-term debt consists of the following as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	(In thousands)
Credit Facility due 2019	$620,000	$109,000
8% Senior Notes due 2020	300,000	300,000
6.625% Senior Notes due 2021	550,000	550,000
	1,470,000	959,000
Unamortized discount on Senior Notes	(18,300)	(20,124)
Total Long-Term Debt	$1,451,700	$938,876

 Credit Facility

Previous Credit Agreement: On March 10, 2011, Legacy entered into a five-year $1 billion secured revolving credit facility (as amended, the "Previous Credit Agreement"). Borrowings under the Previous Credit Agreement were set to mature on March 10, 2016.

Current Credit Agreement: On April 1, 2014, Legacy entered into a five-year $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, Compass Bank, as syndication agent, UBS Securities LLC and U.S. Bank National Association, as co-documentation agents and the lenders party thereto (the “Current Credit Agreement”). Borrowings under the Current Credit Agreement mature on April 1, 2019. Legacy's obligations under the Current Credit Agreement are secured by mortgages on over 80% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in its operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit. The borrowing base was $950 million as of September 30, 2015. The borrowing base is subject to semi-annual redeterminations on April 1 and October 1 of each year with the next redetermination scheduled for November 2015. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. Legacy also has the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base then in effect. Any increase in the borrowing base requires the consent of all the lenders and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement. If the requisite lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement so long as it does not increase the borrowing base then in effect. Under the Current Credit Agreement, interest on debt outstanding is charged based on Legacy's selection of a one-, two-, three- or six-month LIBOR rate plus 1.50% to 2.50%, or the ABR which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or one-month LIBOR plus 1.00%, plus an applicable margin from 0.50% to 1.50% per annum, determined by the percentage of the borrowing base then in effect that is drawn.

The Current Credit Agreement contains various covenants that limit Legacy's ability to: (i) incur indebtedness, (ii) enter into certain leases, (iii) grant certain liens, (iv) enter into certain swaps, (v) make certain loans, acquisitions, capital expenditures and investments, (vi) make distributions other than from available cash, (vii) merge, consolidate or allow any material change in the character of its business and (viii) engage in certain asset dispositions, including a sale of all or substantially all of its assets. The Current Credit Agreement also contains covenants that, among other things, require Legacy to maintain specified ratios or conditions as follows: (i) secured debt as of the last day of the most recent quarter to EBITDA in total over the last four quarters of not more than 2.5 to 1.0, (ii) as of the last day of the most recent quarter, total EBITDA over the last four quarters to total interest expense over the last four quarters to be greater than 2.5 to 1.0 and (iii) consolidated current assets, as of the last day of the most recent quarter and including the unused amount of the total commitments, to consolidated current liabilities as of the last day of the most recent quarter of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under FASB Accounting Standards Codification 815, which includes the current portion of oil, natural gas and interest rate derivatives. At September 30, 2015, Legacy was in compliance with all covenants of the Current Credit Agreement.

As of September 30, 2015, Legacy had approximately $620 million drawn under the Current Credit Agreement at a weighted-average interest rate of 2.27%, leaving approximately $329.6 million of availability under the Current Credit Agreement. For the nine-month period ended September 30, 2015, Legacy paid in cash $5.2 million of interest expense on the Current Credit Agreement.

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
Prior to December 1, 2016, Legacy may redeem all or any part of the 2020 Senior Notes at the “make-whole” redemption price as defined in the indenture. In addition, prior to December 1, 2015, Legacy may at its option, redeem up to 35% of the aggregate principal amount of the 2020 Senior Notes at the redemption price of 108% with the net proceeds of a public or private equity offering. Legacy may be required to offer to repurchase the 2020 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Legacy's and Legacy Reserves Finance Corporation's obligations under the 2020 Senior Notes are guaranteed by its 100% owned subsidiaries Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc., Legacy Reserves Energy Services LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC, which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of its, or any other guarantor's, other, debt; or (vii) upon merging into, or transferring all of its properties to Legacy or another guarantor and ceasing to exist. Refer to Note 11 - Subsidiary Guarantors for further details on Legacy's guarantors.
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

On July 31, 2015, Legacy purchased (1) 100% of the issued and outstanding limited liability company membership interests in Dew Gathering LLC, which owns directly and indirectly natural gas gathering and processing assets in Anderson, Freestone, Houston, Leon, Limestone and Robertson Counties, Texas (the "WGR Acquisition") from WGR Operating LP ("WGR") for a net purchase price of $96.7 million, and (2) various oil and natural gas properties and associated exploration and production assets (the "Anadarko E&P Acquisition," together with the WGR Acquisition, the "Anadarko Acquisitions") from Anadarko E&P Onshore LLC ("Anadarko") for a net purchase price of $328.1 million. The Anadarko Acquisitions were accounted for as a business combination.

The allocation of the Anadarko Acquisitions purchase price to the fair value of the acquired assets and liabilities assumed was as follows (in thousands):

Proved oil and natural gas properties including related equipment	$452,166
Future abandonment costs	(27,351)
Fair value of net assets acquired	$424,815

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the WPX Acquisition and Anadarko Acquisitions had occurred on January 1, 2013 and 2014, respectively. The pro forma amounts are not necessarily indicative of the results that may be reported in the future and do not include any adjustments for acquisition related expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenues	$95,283	$177,748	$300,678	$542,678
Net income (loss) attributable to unitholders	$(93,835)	$69,690	$(364,478)	$86,894
Income (loss) per unit — basic	$(1.36)	$1.21	$(5.29)	$1.51
Income (loss) per unit — diluted	$(1.36)	$1.21	$(5.29)	$1.51
Units used in computing income (loss) per unit:
Basic	68,945	57,406	68,926	57,363
Diluted	68,945	57,643	68,926	57,523

The amounts of revenues and revenues in excess of direct operating expenses included in our consolidated statements of operations for the WPX Acquisition and Anadarko Acquisitions are shown in the table that follows. Direct operating expenses include lease operating expenses and production and other taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
WPX Acquisition
Revenues	$16,268	$21,548	$54,540	$28,864
Excess of revenues over direct operating expenses	$4,985	$10,372	$19,662	$14,924
Anadarko Acquisitions
Revenues	$10,666	$—	$10,666	$—
Excess of revenues over direct operating expenses	$7,346	$—	$7,346	$—

(4)	Related Party Transactions

Cary D. Brown, Chairman of the board of LRGPLLC, Kyle A. McGraw, Director and Executive Vice President and Chief Development Officer of LRGPLLC and Dale Brown, Director of LRGPLLC, own interests in partnerships which, in turn, own a combined non-controlling 4.16% interest as limited partners in a partnership which owned the building that Legacy occupies until November 10, 2014, at which time the building was sold. Monthly rent is $102,645, without respect to property taxes and insurance. The lease expires in September 2020.

In mid-2015 Legacy performed a technical evaluation of a potential acquisition and, based on such evaluation and Legacy’s business model, subsequently decided not to pursue such acquisition. In September 2015, Moriah Powder River LLC, an oil and natural gas exploration and production company which Cary D. Brown and Dale Brown indirectly control, decided to pursue such opportunity and paid Legacy a one-time expense reimbursement of $500,000 to utilize Legacy’s prior technical work product.

(5)	Commitments and Contingencies

From time to time Legacy is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, Legacy is not currently a party to any proceeding that it believes could have a potential material adverse effect on its financial condition, results of operations or cash flows.

Legacy is party to a contractual agreement, extending through 2022, to purchase CO2 volumes from a third party. The contract requires Legacy to purchase minimum annual volumes, the pricing of which is calculated as a percentage of NYMEX-WTI oil prices, with floors ranging from $57.14 to $58.08. Based upon the minimum required volumes and the NYMEX-WTI strip prices as of September 30, 2015, we estimate the value of our total future obligation to be approximately $50.7 million.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Legacy’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015:

	Fair Value Measurements at September 30, 2015 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2015
	(In thousands)
LTIP liability (a)	$—	$(1)	$—	$(1)
Oil and natural gas derivatives	—	119,633	(6,864)	112,769
Interest rate swaps	—	(4,073)	—	(4,073)
Total	$—	$115,559	$(6,864)	$108,695

(a)	See Note 10 for further discussion on unit-based compensation expenses and the related Long-Term Incentive Plan ("LTIP") liability for certain grants accounted for under the liability method.

Legacy estimates the fair values of the swaps based on published forward commodity price curves for the underlying commodities as of the date of the estimate for those commodities for which published forward pricing is readily available. For those commodity derivatives for which forward commodity price curves are not readily available, Legacy estimates, with the assistance of third-party pricing experts, the forward curves as of the date of the estimate. Legacy validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming, where applicable, that those securities trade in active markets. Legacy estimates the option value of puts and calls combined into hedges, including three-way collars and enhanced swaps, using an option pricing model which takes into account market volatility, market prices, contract parameters and discount rates based on published LIBOR rates and interest rate swaps. In order to estimate the fair value of our interest rate swaps, Legacy uses a yield curve based on money market rates and interest rate swaps, extrapolates a forecast of future interest rates, estimates each future cash flow, derives discount factors to value the fixed and floating rate cash flows of each swap, and then discounts to present value all known (fixed) and forecasted (floating) swap cash flows. Curve building and discounting techniques used to establish the theoretical market value of interest bearing securities are based on readily available money market rates and interest swap market data. The determination of the fair values above incorporates various factors including the impact of our non-performance risk and the credit standing of the counterparties involved in the Partnership’s derivative contracts. The risk of nonperformance by the Partnership’s counterparties is mitigated by the fact that most of our current counterparties (or their affiliates) are also current or former bank lenders under the Partnership’s revolving credit facility. In addition, Legacy routinely monitors the creditworthiness of its counterparties. As the factors described above are based on significant assumptions made by management, these assumptions are the most sensitive to change.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Beginning balance	$(4,811)	$—	$555	$20,615
Transfers(a)	—	—	—	(14,552)
Total losses	(4,121)	—	(10,753)	(6,740)
Settlements, net	2,068	—	3,334	677
Ending balance	$(6,864)	$—	$(6,864)	$—
Losses included in earnings relating to derivatives still held as of September 30, 2015 and 2014	$(3,566)	$—	$(6,864)	$—

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

Assets measured at fair value during the nine-month period ended September 30, 2015 include:

	Fair Value Measurements During the Nine Months Ended September 30, 2015 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Impairment (a)	$—	$—	$277,695
Acquisitions (b)	$—	$—	$529,514

(a)
Legacy reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. During the nine-month period ended September 30, 2015, Legacy incurred impairment charges of $307.4 million as oil and natural gas properties with a net cost basis of $585.1 million were written down to their fair value of $277.7 million. In order to determine fair value, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

(b)
Assets and liabilities acquired in a business combination are recorded at fair value. During the nine-month period ended September 30, 2015, Legacy acquired oil and natural gas properties, inclusive of unproved acreage acquisitions, with a fair value of $529.5 million in the Anadarko Acquisitions and multiple other individually immaterial transactions. Properties acquired are recorded at fair value, which correlates to the discounted future net cash flow. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. For acquired unproved properties, the market-based weighted average cost of capital rate is subjected to additional project specific risking factors. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The carrying amount of the revolving long-term debt of $620 million as of September 30, 2015 approximates fair value because Legacy's current borrowing rate does not materially differ from market rates for similar bank borrowings. Legacy has classified the revolving long-term debt as a Level 2 item within the fair value hierarchy. As of September 30, 2015, the fair values of the 2020 Senior Notes and the 2021 Senior Notes were $236.3 million and $397.4 million, respectively. As these valuations are based on unadjusted quoted prices in an active market, the fair values are classified as Level 1 items within the fair value hierarchy.

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

The following table sets forth a reconciliation of the changes in fair value of Legacy's commodity derivatives for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Beginning fair value of commodity derivatives	$82,556	$(20,026)	$153,099	$17,673
Total gain (loss) - oil derivatives	12,354	43,279	13,299	(2,751)
Total gain - natural gas derivatives	44,647	12,715	50,685	11,426
Crude oil derivative cash settlements paid (received)	(17,092)	6,239	(76,656)	15,039
Natural gas derivative cash settlements received	(9,696)	(3,885)	(27,658)	(3,065)
Ending fair value of commodity derivatives	$112,769	$38,322	$112,769	$38,322

Certain of our commodity derivatives and interest rate derivatives are presented on a net basis on the Consolidated Balance Sheets. The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our Consolidated Balance Sheets as of the dates indicated below (in thousands):

	September 30, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$178,510	$(65,741)	$112,769
Interest rate derivatives	663	(663)	—
Total derivative assets	$179,173	$(66,404)	$112,769

Offsetting Derivative Liabilities:
Commodity derivatives	$(65,741)	$65,741	$—
Interest rate derivatives	(4,736)	663	(4,073)
Total derivative liabilities	$(70,477)	$66,404	$(4,073)

	December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$223,778	$(70,679)	$153,099
Total derivative assets	$223,778	$(70,679)	$153,099

Offsetting Derivative Liabilities:
Commodity derivatives	$(70,679)	$70,679	$—
Interest rate derivatives	(2,080)	—	(2,080)
Total derivative liabilities	$(72,759)	$70,679	$(2,080)

As of September 30, 2015, Legacy had the following NYMEX West Texas Intermediate ("WTI") crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Time Period	Volumes (Bbls)	Price per Bbl	Range per Bbl
October-December 2015	100,961	$90.49	$88.50	-	$99.85
2016	228,600	$87.94	$86.30	-	$99.85
2017	182,500	$84.75	$84.75

As of September 30, 2015, Legacy had the following Midland-to-Cushing crude oil differential swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

		Average	Price
Time Period	Volumes (Bbls)	Price per Bbl	Range per Bbl
October-December 2015	828,000	$(1.78)	$(1.75)	-	$(1.90)
2016	2,928,000	$(1.60)	$(1.50)	-	$(1.75)
2017	2,190,000	$(0.30)	$(0.05)	-	$(0.75)

As of September 30, 2015, Legacy had the following NYMEX WTI crude oil derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average Short	Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Call Price per Bbl
October-December 2015	336,720	$64.78	$89.78	$110.57
2016	621,300	$63.37	$88.37	$106.40
2017	72,400	$60.00	$85.00	$104.20

As of September 30, 2015, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put, a long put and a fixed-price swap as indicated below:

		Average Long	Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
2016	183,000	$57.00	$82.00	$91.70
2017	182,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

As of September 30, 2015, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put and a fixed-price swap as indicated below:

		Average Short Put	Average Swap
Time Period	Volumes (Bbls)	Price per Bbl	Price per Bbl
October-December 2015	253,000	$77.73	$93.98

As of September 30, 2015, Legacy had the following NYMEX Henry Hub and West Texas Waha natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Time Period	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
October-December 2015	7,348,600	$3.96	$3.11	-	$5.82
2016	29,019,200	$3.40	$3.29	-	$5.30
2017	27,600,000	$3.36	$3.29	-	$3.39
2018	27,600,000	$3.36	$3.29	-	$3.39
2019	25,800,000	$3.36	$3.29	-	$3.39

As of September 30, 2015, Legacy had the following NYMEX Henry Hub natural gas derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average Short Put	Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
October-December 2015	2,010,000	$3.66	$4.21	$5.01
2016	5,580,000	$3.75	$4.25	$5.08
2017	5,040,000	$3.75	$4.25	$5.53

As of September 30, 2015, Legacy had the following Henry Hub NYMEX to Northwest Pipeline, NGPL Midcon, California SoCal NGI, San Juan Basin and West Texas WAHA natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

	October-December 2015
		Average
	Volumes (MMBtu)	Price per MMBtu
NWPL	3,000,000	$(0.13)
NGPL	120,000	$(0.15)
SoCal	60,000	$0.19
San Juan	120,000	$(0.12)
WAHA	1,500,000	$(0.10)

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

Legacy does not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Beginning fair value of interest rate swaps	$(985)	$(3,332)	$(2,080)	$(4,759)
Total loss on interest rate swaps	(3,783)	(70)	(4,074)	(375)
Cash settlements paid	695	800	2,081	2,532
Ending fair value of interest rate swaps	$(4,073)	$(2,602)	$(4,073)	$(2,602)

The table below summarizes the interest rate swap position as of September 30, 2015:

				Estimated Fair Market Value at
Notional Amount	Fixed Rate	Effective Date	Maturity Date	September 30, 2015
(Dollars in thousands)
$50,000	2.500%	10/10/2008	10/10/2015	$(105)
$29,000	3.070%	10/16/2007	10/16/2015	(69)
$13,000	3.112%	11/16/2007	11/16/2015	(64)
$12,000	3.131%	11/28/2007	11/28/2015	(61)
$60,000	0.858%	9/1/2015	9/1/2017	(306)
$20,000	0.845%	9/1/2015	9/1/2017	(97)
$35,000	0.842%	9/1/2015	9/1/2017	(167)
$50,000	1.360%	9/1/2015	9/1/2019	(675)
$120,000	1.369%	9/1/2015	9/1/2019	(1,664)
$35,000	1.360%	9/1/2015	9/1/2019	(473)
$30,000	1.349%	9/1/2015	9/1/2019	(392)
Total fair market value of interest rate derivatives				$(4,073)

(8)	Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the nine months ended September 30, 2015 and year ended December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Asset retirement obligation - beginning of period	$226,525	$175,786
Liabilities incurred with properties acquired	60,332	50,487
Liabilities incurred with properties drilled	—	941
Liabilities settled during the period	(1,938)	(2,918)
Liabilities associated with properties sold	(4,572)	(5,891)
Current period accretion	7,987	8,120
Asset retirement obligation - end of period	$288,334	$226,525

(9)	Partners' Equity

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

The Incentive Distribution Units represent a right to incremental cash distributions from Legacy after certain target levels of distributions are paid to unitholders, which targets are set above the current levels of Legacy's distributions to unitholders. The Unvested IDUs do not participate in cash distributions from Legacy until vested. The Unvested IDUs will automatically be forfeited on each of the first two anniversaries of the closing date of the WPX Acquisition in an amount per forfeiture equal to 66,666 Incentive Distribution Units and on the third anniversary of the closing date of the WPX Acquisition in an amount equal to 66,668 Incentive Distribution Units. Unvested IDUs that have not been forfeited will vest ratably at a rate of 10,000 Incentive Distribution Units per $35.5 million of additional cash consideration that is paid by Legacy to WPX or to a third party (along with the fair market value of any non-cash consideration) in connection with the consummation of any transaction by which Legacy acquires oil and natural gas properties (or rights therein or other assets related thereto) from WPX or jointly with WPX. On June 4, 2015, 66,666 Unvested IDUs were forfeited.

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

Income (loss) per unit

The following table sets forth the computation of basic and diluted loss per unit:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Net income (loss)	$(90,077)	$63,816	$(357,405)	$47,855
Distributions to preferred unitholders	(4,750)	(4,750)	(14,250)	(6,944)
Net loss available to unitholders	(94,827)	59,066	(371,655)	40,911
Weighted average number of units outstanding	68,945	57,406	68,921	57,363
Effect of dilutive securities:
Restricted and phantom units	—	237	—	160
Weighted average units and potential units outstanding	68,945	57,643	68,921	57,523
Basic income (loss) per unit	$(1.38)	$1.03	$(5.39)	$0.71
Diluted income (loss) per unit	$(1.38)	$1.02	$(5.39)	$0.71

For the three and nine months ended September 30, 2015, 553,220 restricted units and 862,064 phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect. For the three months ended September 30, 2014, 151,189 restricted units and 191,305 phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect. For the nine months ended September 30, 2014, 185,396 restricted units and 234,589 phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect.

(10)	Unit-Based Compensation

Long-Term Incentive Plan

On March 15, 2006, the LTIP for Legacy was implemented for its employees, consultants and directors, its affiliates and its general partner. On June 12, 2015, the unitholders of Legacy approved an amendment to the LTIP to provide for an increase in the number of units available for issuance from 2,000,000 to 5,000,000. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights ("UARs"). As of September 30, 2015, grants of awards net of forfeitures and, in the case of phantom units, historical exercises covering 2,231,530 units had been made, comprised of 266,014 unit option awards, 906,924 restricted unit awards, 862,064 phantom unit awards and 196,528 unit awards. The UAR awards granted under the LTIP may only be settled in cash, and therefore are not included in the aggregate number of units granted under the LTIP. The LTIP is administered by the compensation committee (the “Compensation Committee”) of the board of directors of LRGPLLC.

The cost of employee services in exchange for an award of equity instruments is measured based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period of the award. However, if an entity that nominally has the choice of settling awards by issuing stock predominately settles in cash, or if an entity usually settles in cash whenever an employee asks for cash settlement, the entity is settling a substantive liability rather than repurchasing an equity instrument. Because the UARs are settled in cash, Legacy accounts for them by utilizing the liability method. The liability method requires companies to measure the cost of the employee services in exchange for a cash award based on the fair value of the underlying security at the end of each reporting period. Compensation cost is recognized based on the change in the liability between periods.

Unit Appreciation Rights

A UAR is a notional unit that entitles the holder, upon vesting, to receive cash valued at the difference between the closing price of units on the exercise date and the exercise price, as determined on the date of grant. Because these awards are settled in cash, Legacy is accounting for the UARs by utilizing the liability method.

During the year ended December 31, 2014, Legacy issued 136,100 UARs to employees which vest ratably over a three-year period and 105,174 UARs to employees which vest at the end of a three-year period. During the nine-month period ended

September 30, 2015, Legacy issued 188,500 UARs to employees which vest ratably over a three-year period. All UARs granted in 2014 and 2015 expire seven years from the grant date and are exercisable when they vest.

For the nine-month periods ended September 30, 2015 and 2014, Legacy recorded $9,886 and $23,695, respectively, of compensation benefit due to the change in liability from December 31, 2014 and 2013, respectively, based on its use of the Black-Scholes model to estimate the September 30, 2015 and 2014 fair value of these UARs (see Note 6). As of September 30, 2015, there was a total of approximately $1,386 of unrecognized compensation costs related to the unexercised and non-vested portion of these UARs. At September 30, 2015, this cost was expected to be recognized over a weighted-average period of approximately 2.86 years. Compensation expense is based upon the fair value as of September 30, 2015 and is recognized as a percentage of the service period satisfied. Based on historical data, Legacy has assumed a volatility factor of approximately 49% and employed the Black-Scholes model to estimate the September 30, 2015 fair value to be realized as compensation cost based on the percentage of service period satisfied. Based on historical data, Legacy has assumed an estimated forfeiture rate of 5.1%. Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $1.40 per unit.

A summary of UAR activity for the nine months ended September 30, 2015 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	671,229	$26.97
Granted	188,500	7.55
Forfeited	(17,300)	22.97
Outstanding at September 30, 2015	842,429	$22.71	4.9	$—

UARs exercisable at September 30, 2015	303,382	$26.08	3.3	$—

The following table summarizes the status of Legacy’s non-vested UARs since January 1, 2015:

	Non-Vested UARs
	Number of Units	Weighted-Average Exercise Price
Non-vested at January 1, 2015	451,173	$27.69
Granted	188,500	7.55
Vested	(83,326)	27.62
Forfeited	(17,300)	22.97
Non-vested at September 30, 2015	539,047	$20.81

Legacy has used a weighted-average risk-free interest rate of 1.3% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at September 30, 2015 whose terms are consistent with the expected life of the UARs. Expected life represents the period of time that UARs are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Nine Months Ended
September 30, 2015
Expected life (years)	4.92
Risk free interest rate	1.3%
Annual distribution rate per unit	$1.40
Volatility	49%

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

Compensation expense related to the phantom units and associated DERs was $2.4 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Restricted Units

During the year ended December 31, 2014, Legacy issued an aggregate of 127,845 restricted units to non-executive employees. These restricted units awarded typically vest ratably over a three-year period all beginning on or around the date of grant. During the nine-month period ended September 30, 2015, Legacy issued an aggregate of 381,860 restricted units to both non-executive employees and an executive employee. The restricted units awarded to non-executive employees vest ratably over a three-year period. The restricted units granted to the executive employee vest ratably over a three-year period for a portion of the restricted units, with the remainder vesting in full at the end of a five-year period. Compensation expense related to restricted units was $2.0 million and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was a total of $5.9 million of unrecognized compensation expense related to the unvested portion of these restricted units. At September 30, 2015, this cost was expected to be recognized over a weighted-average period of 2.5 years. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at September 30, 2015, do not include 553,220 units related to unvested restricted unit awards.

Board Units

On May 15, 2014, Legacy granted and issued 3,628 units to each of its five non-employee directors. The value of each unit was $27.50 at the time of issuance. On June 15, 2015, Legacy granted and issued 11,025 units to each of its six non-employee directors. The value of each unit was $9.13 at the time of issuance.

(11) Subsidiary Guarantors

On April 2, 2014, we filed a registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to register the issuance and sale of, among other securities, our debt securities, which may be co-issued by Legacy Reserves Finance Corporation. The registration statement also registered guarantees of debt securities by Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc. The Partnership's 2020 Senior Notes were issued in a private offering on December 4, 2012 and were subsequently registered through a public exchange offer that closed on January 8, 2014. The Partnership's 2021 Senior Notes were issued in two separate private offerings on May 28, 2013 and May 8, 2014. $250 million aggregate principal amount of our 2021 Senior Notes were subsequently registered through a public exchange offer that closed on March 18, 2014. The remaining $300 million of aggregate principal amount of our 2021 Senior Notes were subsequently registered through a public exchange offer that closed on February 10, 2015. The 2020 Senior Notes and the 2021 Senior Notes are guaranteed by our 100% owned subsidiaries Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP, Legacy Reserves Services, Inc., Legacy Reserves Energy Services LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC, which constitute all of our wholly-owned subsidiaries other than Legacy Reserves Finance Corporation, and certain other future subsidiaries (the “Guarantors”, together with any future 100% owned subsidiaries that guarantee the Partnership's 2020 Senior Notes and 2021 Senior Notes, the “Subsidiaries”). The Subsidiaries are 100% owned, directly or indirectly, by the Partnership and the guarantees by the Subsidiaries are full and unconditional, except for customary release provisions described in Note 2 - Long-Term Debt. The Partnership has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. The guarantees constitute joint and several obligations of the Guarantors.

(12) Subsequent Events

On October 22, 2015, Legacy’s board of directors approved a distribution of $0.15 per unit payable on November 13, 2015 to unitholders of record on November 5, 2015.

On October 22, 2015, Legacy's board of directors approved a distribution for both its Series A Preferred Units and its Series B Preferred Units of $0.166667 per unit payable on November 16, 2015 to unitholders of record on November 2, 2015.

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

Overview

The current supply and demand environment for crude oil and natural gas has resulted in a significant price decrease. Based on the sustained decrease in commodity prices through the first three quarters of 2015, we are experiencing a challenging 2015. Crude oil prices declined from a high of $107.95 per Bbl in June 2014 to a low of $38.22 in August 2015. Further, natural gas prices declined from a high of $8.15 per Mcf in February 2014 to a low of $2.14 in October 2015. A sustained period of reduced commodity prices will have an adverse effect on our operating income in future periods resulting from decreased revenues, higher depletion rates and increased impairment charges when compared to prior time periods. To illustrate the impact of reduced commodity prices on our proved reserves, we recalculated our proved reserves as of December 31, 2014, using the five-year average forward price as of September 30, 2015 for both WTI oil and NYMEX natural gas. While this 5-year NYMEX forward strip price is not necessarily indicative of our overall outlook on future commodity prices, this commonly used methodology may help provide investors with an understanding of the impact of a sustained low commodity price environment. In addition to updating pricing, we also reduced our historical production expenses and cost of capital to reflect levels realized during 2015. Under such assumptions, we estimate our year-end proved reserves decreased by approximately 18% to 114.6 MMBoe from our previously reported 139.0 MMBoe.

Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce, our access to capital and the amount of our cash distributions, as evidenced by our reduction in cash distributions for the first quarter of 2015 and further reduction for the third quarter. We continue to monitor the commodity markets and their impact on both our distributable cash flow and financial covenants. Should commodity prices weaken further, we may be required to further reduce or eliminate our cash distributions until such markets recover.

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

Such costs include, but are not limited to, the cost of electricity to lift produced fluids, chemicals to treat wells, field personnel to monitor the wells, well repair expenses to restore production, well workover expenses intended to increase production, and ad valorem taxes. We incur and separately report severance taxes paid to the states in which our properties are located. These taxes are reported as production taxes and are a percentage of oil and natural gas revenue. Ad valorem taxes are a percentage of property valuation. While gathering and transportation costs are generally borne by the purchasers of our oil and the price paid for our oil reflects these costs, much of our natural gas production is subject to such costs before the transfer of ownership to the purchaser, and we recognize these expenses as operating costs. We do not consider royalties paid to mineral owners an expense as we deduct hydrocarbon volumes owned by mineral owners from the reported hydrocarbon sales volumes.

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per unit data)
Revenues:
Oil sales	$49,779	$105,640	$159,188	$316,426
Natural gas liquids sales	2,946	10,413	12,867	19,482
Natural gas sales	36,773	33,623	86,783	76,786
Total revenue	$89,498	$149,676	$258,838	$412,694
Expenses:
Oil and natural gas production, excluding ad valorem taxes	$45,954	$51,835	$134,727	$133,528
Ad valorem taxes	$2,492	$3,656	$8,160	$10,306
Total oil and natural gas production	$48,446	$55,491	$142,887	$143,834
Production and other taxes	$4,834	$7,742	$13,038	$24,292
General and administrative, excluding acq. costs and LTIP	$8,040	$6,936	$22,345	$21,596
Acquisition costs	$6,502	$364	$8,176	$5,330
LTIP expense	$1,704	$1,025	$4,985	$3,855
Total general and administrative	$16,246	$8,325	$35,506	$30,781
Depletion, depreciation, amortization and accretion	$45,041	$48,016	$122,306	$120,250
Commodity derivative cash settlements:
Oil derivative cash settlements received (paid)	$17,092	$(6,239)	$76,656	$(15,039)
Natural gas derivative cash settlements received	$9,696	$3,885	$27,658	$3,065
Production:
Oil (MBbls)	1,149	1,221	3,520	3,532
Natural gas liquids (MGal)	10,084	10,697	31,336	19,578
Natural gas (MMcf)	14,383	8,867	33,689	16,970
Total (MBoe)	3,786	2,954	9,881	6,826
Average daily production (Boe/d)	41,152	32,109	36,194	25,004
Average sales price per unit (excluding derivative cash settlements):
Oil price (per Bbl)	$43.32	$86.52	$45.22	$89.59
Natural gas liquids price (per Gal)	$0.29	$0.97	$0.41	$1.00
Natural gas price (per Mcf) (a)	$2.56	$3.79	$2.58	$4.52
Combined (per Boe)	$23.64	$50.67	$26.20	$60.46
Average sales price per unit (including derivative cash settlements):
Oil price (per Bbl)	$58.20	$81.41	$67.00	$85.33
Natural gas liquids price (per Gal)	$0.29	$0.97	$0.41	$1.00
Natural gas price (per Mcf) (a)	$3.23	$4.23	$3.40	$4.71
Combined (per Boe)	$30.71	$49.87	$36.75	$58.70
Average WTI oil spot price (per Bbl)	$46.41	$97.25	$51.00	$99.62
Average Henry Hub natural gas index price (per Mcf)	$2.73	$3.95	$2.76	$4.41
Average unit costs per Boe:
Oil and natural gas production	$12.14	$17.55	$13.63	$19.56
Ad valorem taxes	$0.66	$1.24	$0.83	$1.51
Production and other taxes	$1.28	$2.62	$1.32	$3.56
General and administrative excluding acq. costs and LTIP	$2.12	$2.35	$2.26	$3.16
Total general and administrative	$4.29	$2.82	$3.59	$4.51
Depletion, depreciation, amortization and accretion	$11.90	$16.25	$12.38	$17.62

____________________

(a)
We primarily report and account for most of our Permian Basin natural gas volumes inclusive of the NGL content contained within those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin are higher than Henry Hub natural gas index prices due to this NGL content.

Results of Operations

Three-Month Period Ended September 30, 2015 Compared to Three-Month Period Ended September 30, 2014

Our revenues from the sale of oil were $49.8 million and $105.6 million for the three-month periods ended September 30, 2015 and 2014, respectively. Our revenues from the sale of NGLs were $2.9 million and $10.4 million for the three-month periods ended September 30, 2015 and 2014, respectively. Our revenues from the sale of natural gas were $36.8 million and $33.6 million for the three-month periods ended September 30, 2015 and 2014, respectively. The $55.9 million decrease in oil revenues reflects the decrease in average realized price of $43.20 per Bbl (50%) due to a decline in average West Texas Intermediate (“WTI”) crude oil prices of $50.84 per Bbl partially offset by a decrease in realized regional differentials. The $7.5 million decrease in NGL sales reflects a decrease in the realized NGL price of approximately $0.68 per Gal (70%). The $3.2 million increase in natural gas revenues reflects an increase in our production volumes, partially offset by a decrease in realized natural gas prices. Our natural gas production increased by approximately 5,516 MMcf (62%) primarily due to the Anadarko Acquisitions (4,191 MMcf), which consisted of the purchase of (1) various oil and natural gas properties and associated exploration and production assets located in East Texas from Anadarko E&P Onshore LLC, and (2) 100% of the issued and outstanding limited liability company membership interests in Dew Gathering, LLC, which owns directly and indirectly natural gas gathering and processing assets in East Texas from WGR Operating LP, both of which closed on July 31, 2015. Average realized natural gas prices decreased by $1.23 per Mcf (32%) during the three months ended September 30, 2015 compared to the same period in 2014 primarily due to the decline in average NYMEX Henry Hub natural gas prices of $1.22 per Mcf.

For the three-month period ended September 30, 2015, we recorded $57.0 million of net gains on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net gains recognized during the three-month period ended September 30, 2015 are primarily due to the decrease in commodity prices. For the three-month period ended September 30, 2014, we recorded $56.0 million of net gains on oil and natural gas derivatives. Settlements of such contracts resulted in cash receipts/(payments) of $26.8 million and $(2.4) million during the three months ended September 30, 2015 and 2014, respectively.

Our oil and natural gas production expenses, excluding ad valorem taxes, decreased to $46.0 million ($12.14 per Boe) for the three-month period ended September 30, 2015 from $51.8 million ($17.55 per Boe) for the three-month period ended September 30, 2014. This decrease is primarily attributable to reduced expenses across the properties that we have owned prior to the Anadarko Acquisitions, partially offset by increased production costs associated with the Anadarko Acquisitions. Our ad valorem tax expense decreased to $2.5 million ($0.66 per Boe) for the three-month period ended September 30, 2015 compared to $3.7 million ($1.24 per Boe) for the three-month period ended September 30, 2014 primarily due to lower oil and natural gas commodity prices, resulting in lower reserve valuations, upon which much of our ad valorem taxes are based. This decrease was partially offset by additional properties from acquisitions.

Our production and other taxes were $4.8 million and $7.7 million for the three-month periods ended September 30, 2015 and 2014, respectively. Production and other taxes decreased due to the decline in product prices. Additionally, production and other taxes as a percent of revenue decreased due to the inclusion of the WPX Acquisition production which is taxed at a lower rate than our historical production.

Our general and administrative expenses were $16.2 million and $8.3 million for the three-month periods ended September 30, 2015 and 2014, respectively. General and administrative expenses increased $7.9 million primarily due to a $6.1 million increase in acquisition costs between the periods as we incurred approximately $6.5 million of acquisition related expenses during the third quarter of 2015 associated with the Anadarko Acquisitions and an advisory fee related to the establishment of a Development Agreement (the "Development Agreement") with Jupiter JV, LP, which was formed by certain of TPG Special Situations Partners’ investment funds to participate in the funding, exploration, development and operation of certain of our currently undeveloped oil and gas properties. The remainder of the increase is attributable to overall general and administrative increases associated with a larger asset base and a $0.7 million non-cash increase in LTIP expense.

We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $45.0 million and $48.0 million for the three-month periods ended September 30, 2015 and 2014, respectively. DD&A decreased $3.0 million due primarily to lower depletion across much of our asset base due to the reduced depletable basis resulting from the significant impairment realized in the fourth quarter of 2014 and first quarter of 2015.

Impairment expense was $98.1 million and $4.8 million for the three-month periods ended September 30, 2015 and 2014, respectively. In the three-month period ended September 30, 2015, we recognized $98.1 million of impairment on sixty-

nine separate producing fields primarily related to the further decline in oil and natural gas futures prices during the period. While we recognized significant impairment expense in the fourth quarter of 2014 and first quarter of 2015, the continued decline in oil and natural gas futures prices during the third quarter of 2015 resulted in additional write-downs. Impairment expense for the period ended September 30, 2014 was primarily related to the performance of recently drilled wells in a certain field. These wells performed below their forecasted performance, which resulted in the removal of certain PUDs from our reserves as well as a downward revision of future expected cash flow for the field. Additionally, we incurred impairment in nine other fields primarily due to declines in oil futures prices.

We recorded interest expense of $23.4 million and $19.1 million for the three-month periods ended September 30, 2015 and 2014, respectively. Interest expense increased approximately $4.3 million primarily due to interest expense related to additional borrowings on our revolving credit facility to fund the Anadarko Acquisitions.

Nine-Month Period Ended September 30, 2015 Compared to Nine-Month Period Ended September 30, 2014

Our revenues from the sale of oil were $159.2 million and $316.4 million for the nine-month periods ended September 30, 2015 and 2014, respectively. Our revenues from the sale of NGLs were $12.9 million and $19.5 million for the nine-month periods ended September 30, 2015 and 2014, respectively. Our revenues from the sale of natural gas were $86.8 million and $76.8 million for the nine-month periods ended September 30, 2015 and 2014, respectively. The $157.2 million decrease in oil revenues reflects the decrease in average realized price of $44.37 per Bbl (50%) due to a decline in average WTI crude oil prices of $48.62 per Bbl, partially offset by a decrease in realized regional differentials. The $6.6 million decrease in NGL sales reflects a decrease in the realized NGL price of approximately $0.59 per Gal (59%) partially offset by an increase in NGL production of 11,758 MGals (60%), primarily due to the WPX Acquisition (10,320 MGals). The decrease in realized prices is a combination of decreased commodity prices as well as full nine months of inclusion of the WPX volumes, which receive a lower price than our historical NGL production. The $10.0 million increase in natural gas revenues reflects an increase in our production volumes, partially offset by a decrease in realized natural gas prices. Our natural gas production increased by approximately 16,719 MMcf (99%) primarily due to (i) the WPX Acquisition, which accounted for approximately 11,499 MMcf of the increase, and (ii) the Anadarko Acqusitions, which accounted for 4,191 MMcf of the increase. Average realized natural gas prices decreased by $1.94 per Mcf (43%) during the nine months ended September 30, 2015 compared to the same period in 2014 due to the decline in average NYMEX Henry Hub natural gas prices of $1.65 per Mcf as well as the inclusion of increased volumes of natural gas from the WPX Acquisition, which receives a lower price than NYMEX Henry Hub pricing. As our historical natural gas volumes, particularly those produced from assets in the Permian Basin, were primarily accounted for inclusive of the NGL content contained within the natural gas volumes, we historically received a price greater than the NYMEX Henry Hub index price. However, the natural gas volumes from the WPX Acquisition are accounted for after the separation of the NGL content and receive a price less than the NYMEX Henry Hub index price due to regional price differentials. The change in the weighted average regional contribution of our reported natural gas volumes dramatically reduced our realized price per Mcf on a relative basis.

For the nine-month period ended September 30, 2015, we recorded $64.0 million of net gains on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net gains recognized during the nine-month period ended September 30, 2015 are primarily due to cash settlements received and a decrease in commodity prices, as well as the entrance into new natural gas swap contracts. For the nine-month period ended September 30, 2014, we recorded 8.7 million of net gains on oil and natural gas derivatives. Settlements of such contracts resulted in cash receipts/(payments) of $104.3 million and $(12.0) million during the nine months ended September 30, 2015 and 2014, respectively.

Our oil and natural gas production expenses, excluding ad valorem taxes, increased to $134.7 million for the nine-month period ended September 30, 2015 from $133.5 million for the nine-month period ended September 30, 2014. This increase was primarily attributable to $24.0 million of increased expenses related to the WPX Acquisition, Anadarko Acquisitions and other recent acquisitions, partially offset by expense reduction efforts across our historical property set. These reduction efforts, as well as the large volume of natural gas production related to the properties acquired in both the WPX Acquisition and the Anadarko Acquisitions resulted in a decrease in the cost per Boe to $13.63 per Boe for the nine-month period ended September 30, 2015 from $19.56 per Boe for the nine-month period ended September 30, 2014. Our ad valorem tax expense decreased to $8.2 million ($0.83 per Boe) for the nine-month period ended September 30, 2015 compared to $10.3 million ($1.51 per Boe) for the nine-month period ended September 30, 2014 primarily due to lower oil and natural gas commodity prices, resulting in lower reserve valuations, upon which much of our ad valorem taxes are based. This decrease was partially offset by additional properties from acquisitions.

Our production and other taxes were $13.0 million and $24.3 million for the nine-month periods ended September 30, 2015 and 2014, respectively. Production and other taxes decreased because of the decline in product prices. Additionally, production and other taxes as a percent of revenue decreased due to the inclusion of the WPX Acquisition production which is taxed at a lower rate than our historical production.

Our general and administrative expenses were $35.5 million and $30.8 million for the nine-month periods ended September 30, 2015 and 2014, respectively. General and administrative expenses primarily increased due to a $2.8 million increase in acquisition costs between the periods as we incurred approximately $8.2 million of acquisition related expenses during the nine-month period ended September 30, 2015 associated with the Anadarko Acquisitions and the establishment of the Development Agreement. The remainder of the increase is attributable to overall general and administrative increases associated with a larger asset base and a $1.1 million non-cash increase in LTIP expense.

We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $122.3 million and $120.3 million for the nine-month periods ended September 30, 2015 and 2014, respectively. DD&A increased $2.1 million due primarily to full inclusion of depletion incurred on the properties acquired in both the WPX Acquisition and the Anadarko Acqusitions, partially offset by lower depletion across much of our asset base due to the reduced depletable basis resulting from the significant impairment realized in the fourth quarter of 2014 and the first quarter of 2015.

Impairment expense was $307.5 million and $8.6 million for the nine-month periods ended September 30, 2015 and 2014, respectively. In the nine-month period ended September 30, 2015, we recognized $307.5 million of impairment expense on ninety-three separate producing fields primarily related to the decline in oil and natural gas prices. While we recognized a significant impairment expense in the fourth quarter of 2014 and first quarter of 2015, the continued decline in oil and natural gas futures prices during the first and third quarters of 2015 resulted in additional impairment. Impairment expense for the period ended September 30, 2014 on fourteen separate producing fields was primarily related to the performance of recently drilled wells in a certain field, which resulted in the removal of PUDs from the field and a downward revision of future expected cash flows. Additionally, we incurred impairment on two unproved properties related to a revision of forecasted cash flows as well as the removal of a PUD in a certain field.

We recorded interest expense of $58.9 million and $49.2 million for the nine-month periods ended September 30, 2015 and 2014, respectively. Interest expense increased approximately $9.7 million primarily due to interest expense related to additional borrowings on our revolving credit facility to fund the Anadarko Acquisitions and another immterial acquisition.

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

The following table presents a reconciliation of our consolidated net loss to Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Net income (loss)	$(90,077)	$63,816	$(357,405)	$47,855
Plus:
Interest expense	23,351	19,083	58,903	49,247
Income tax expense (benefit)	1	278	(290)	870
Depletion, depreciation, amortization and accretion	45,041	48,016	122,306	120,250
Impairment of long-lived assets	98,054	4,785	307,455	8,583
(Gain) loss on disposal of assets	560	(1,683)	1,567	(3,235)
Equity in income (loss) of equity method investees	6	(126)	(97)	(309)
Unit-based compensation expense	1,704	1,025	4,985	3,855
Minimum payments earned in excess of overriding royalty interest(a)	386	349	1,130	1,023
Equity in EBITDA of equity method investee(b)	—	150	169	649
Net gains on commodity derivatives	(57,000)	(55,994)	(63,983)	(8,675)
Net cash settlements received (paid) on commodity derivatives	26,788	(2,354)	104,314	(11,974)
Transaction expenses related to acquisitions	6,502	364	8,175	5,330
Adjusted EBITDA	$55,316	$77,709	$187,229	$213,469
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

For the three months ended September 30, 2015 and 2014, respectively, Adjusted EBITDA decreased 29% to $55.3 million from $77.7 million. The significant declines in commodity prices were partially offset by production from the WPX Acquisition, Anadarko Acquisitions and other oil and natural gas property acquisitions as well as higher commodity derivative settlement receipts of approximately $29.1 million.

For the nine months ended September 30, 2015 and 2014, respectively, Adjusted EBITDA decreased 12.3% to $187.2 million from $213.5 million primarily due to the significant decline in commodity prices, partially offset by production from the WPX Acquisition, Anadarko Acquisitions and other oil and natural gas property acquisitions as well as higher commodity derivative settlement receipts of approximately $116.3 million.

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

The amounts available for borrowing under our credit facility are subject to a borrowing base which is currently set at $950 million. As of November 4, 2015, we had $342.6 million available for borrowing under our revolving credit facility. Based on their commodity price expectations, our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled on or around November 2015, subject to the parties' rights to have additional redeterminations between scheduled redeterminations. Please see “— Cash Flow from Financing Activities — Credit Facility.”

For an example illustrating the potential effects of commodity prices on our estimates of proved reserves, see “Management’s Discussion and Analysis of Financial Condition-Overview.”

Cash Flow from Operations

Our net cash provided by operating activities was $1.7 million and $174.6 million for the nine-month periods ended September 30, 2015 and 2014, respectively. The 2015 period was impacted by dramatically lower realized commodity prices, partially offset by higher production volumes and lower operating expenses.

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

Cash Flow from Investing Activities

We invested cash capital of $559.2 million for the nine-month period ended September 30, 2015. The total includes $529.5 million for the acquisition of oil and natural gas properties in the Anadarko Acquisitions and several other individually immaterial acquisitions as well as $29.7 million for development projects. We received $51.8 million of proceeds related to the divestiture of properties acquired in an individually immaterial acquisition closed in the third quarter of 2015. Our cash capital expenditures were $594.3 million for the nine-month period ended September 30, 2014. The total includes $503.0 million for the acquisition of oil and natural gas properties including the WPX Acquisition and 6 individually immaterial acquisitions and $91.4 million for development projects.

Our annual capital expenditure budget, which predominantly consists of drilling, CO2 injection, recompletion and well stimulation projects, was set in early 2015 at $30.0 million. During the nine months ended September 30, 2015 we have spent $29.7 million and expect additional increases in our budget consistent with our current operational pace. We anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our remaining planned capital expenditures. Our remaining borrowing capacity under our revolving credit facility is $342.6 million as of November 4, 2015. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, non-operated capital requirements and internally generated cash flow. Future cash distributions will be at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt and any other factors the board of directors of our general partner may consider. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. We use derivatives to offset price volatility of oil and natural gas prices. For the nine-month periods ended September 30, 2015 and 2014, we had favorable (unfavorable) settlements of $104.3 million and $(12.0) million, respectively, related to our commodity derivatives.

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

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of November 5, 2015, covering the period from October 1, 2015 through December 31, 2019. We use derivatives, including swaps, enhanced swaps and three-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are mostly settled based upon the monthly average closing price of the front-month NYMEX WTI oil, the price on the last trading day of front-month NYMEX Henry Hub natural gas and published West Texas Waha prices of natural gas. Additionally, we have sold two call options related to an existing WTI oil swap. These swap related options (“swaptions”) allow the counterparty on December 31, 2015 the option to increase the volumes under contract covering calendar year 2016 to either double or triple the volumes of the current swap, which has nominal volumes of 366,000 Bbls.

Oil Swaps:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
October-December 2015	100,961	$90.49	$88.50	-	$99.85
2016	594,600	$68.37	$56.15	-	$99.85
2017	182,500	$84.75	$84.75

Natural Gas Swaps:

Time Period	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
October-December 2015	7,348,600	$3.96	$3.11	-	$5.82
2016	29,019,200	$3.40	$3.29	-	$5.30
2017	27,600,000	$3.36	$3.29	-	$3.39
2018	27,600,000	$3.36	$3.29	-	$3.39
2019	25,800,000	$3.36	$3.29	-	$3.39

We have entered into regional crude oil differential swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) crude oil price less a fixed-price differential. As noted above, we receive a discount to the NYMEX WTI crude oil price at the point of sale. Due to refinery downtime and limited takeaway capacity that has impacted the Permian Basin, the difference between the WTI-ARGUS (Midland) price, which is the price we receive on almost all of our Permian crude oil production, and the WTI-ARGUS (Cushing) price reached historic highs in late 2012 and early 2013 and again in late 2014. We entered into these differential swaps to negate a portion of this volatility. The following table summarizes the oil differential contracts currently in place as of November 5, 2015, covering the period from October 1, 2015 through December 31, 2017:

		Average
Time Period	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
October-December 2015	828,000	$(1.78)	$(1.75)	-	$(1.90)
2016	2,928,000	$(1.60)	$(1.50)	-	$(1.75)
2017	2,190,000	$(0.30)	$(0.05)	-	$(0.75)

We have also entered into multiple NYMEX WTI crude oil derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. For example, at an annual average WTI market price of $50.00, the summary positions below would result in a net price of $75.00, $75.00 and $75.00 for the remainder of 2015, 2016 and 2017, respectively.The following table summarizes the three-way oil collar contracts currently in place as of November 5, 2015, covering the period from October 1, 2015 through June 30, 2017:

		Average Short	Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Call Price per Bbl
October-December 2015	336,720	$64.78	$89.78	$110.57
2016	621,300	$63.37	$88.37	$106.40
2017	72,400	$60.00	$85.00	$104.20

We have also entered into multiple NYMEX WTI crude oil derivative enhanced swap contracts. The first type of enhanced swap contract combines buying a lower-priced put, selling a higher-priced put, and using the net proceeds from these positions to simultaneously obtain a swap at above market prices (“enhanced swap price”). If the market price is at or above the higher-priced short put, this contract allows us to settle at the enhanced swap price. If the market price is below the higher-priced short put but above the lower-priced long put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the higher-priced short put. If the market price is at or below the lower-priced long put, this contract allows us to settle for the lower-priced long put plus the spread between the enhanced swap price and the higher-priced short put. For example, at an annual average WTI market price of $50.00, the summary positions below would result in a net price of $66.70, $65.85 and $65.50 for 2016, 2017 and 2018, respectively. The following table summarizes these type of enhanced swap contracts currently in place as of November 5, 2015, covering the period from January 1, 2016 to December 31, 2018:

		Average Long	Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
2016	183,000	$57.00	$82.00	$91.70
2017	182,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

We have also entered into other multiple NYMEX WTI crude oil derivative enhanced swap contracts. This second type of enhanced swap contract combines selling a put and using the net proceeds to simultaneously obtain a swap at above market prices, i.e. the enhanced swap price. If the market price is at or above the put, this contract allows us to settle at the enhanced swap price. If the market price is below the put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the put price. For example, at an annual average WTI market price of $50.00 the summary position below would result in a net price of $66.25. The following table summarizes these type of enhanced swap contracts currently in place as of November 5, 2015, covering the period from October 1, 2015 to December 31, 2015:

		Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Swap Price per Bbl
October-December 2015	253,000	$77.73	$93.98

We have also entered into multiple NYMEX Henry Hub natural gas derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. For example, at an annual average Henry Hub market price of $3.00, the summary positions below would result in a net price of $3.55, $3.50 and $3.50 for the remainder of 2015, 2016 and 2017, respectively. The following table summarizes the three-way natural gas collar contracts currently in place as of November 5, 2015, covering the period from October 1, 2015 to December 31, 2017:

		Average Short Put	Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
October-December 2015	2,010,000	$3.66	$4.21	$5.01
2016	5,580,000	$3.75	$4.25	$5.08
2017	5,040,000	$3.75	$4.25	$5.53

As of November 5, 2015, Legacy had the following Henry Hub NYMEX to Northwest Pipeline, NGPL Midcon, California SoCal NGI, San Juan Basin, and West Texas WAHA natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

	October-December 2015		2016
		Average		Average
	Volumes (MMBtu)	Price per MMBtu	Volumes (MMBtu)	Price per MMBtu
NWPL	3,000,000	$(0.13)	14,977,818	$(0.19)
NGPL	120,000	$(0.15)	—	$—
SoCal	60,000	$0.19	—	$—
San Juan	120,000	$(0.12)	2,499,780	$(0.16)
WAHA	1,500,000	$(0.10)	—	$—

Cash Flow from Financing Activities

Our net cash provided by financing activities was $403.9 million for the nine months ended September 30, 2015, compared to $427.8 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, total net borrowings under our revolving credit facility were $511.0 million. The proceeds from our net borrowings were used to finance our acquisition and development activities. We had cash outflow during the nine months ended September 30, 2015 in the amount of $90.9 million for distributions to record holders of our units and $14.3 million for distributions to record holders of our 8% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series A Preferred Units") and 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units"), all of which was funded from cash flow from operations. During the nine months ended September 30, 2014, total net borrowings under our revolving credit facility were $22.0 million while we raised $291.8 million in proceeds, net of original issue discount and fees paid to initial purchasers in our private offering of 6.625% Senior Notes due 2021 (the "2021 Senior Notes"), resulting in a total net borrowing of $319.0 million. Additionally, we received net proceeds from the issuance of our 8% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series A Preferred Units") and 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") in the amount of $229.4 million. The proceeds from our net borrowings and preferred equity issuances were used to fund the WPX Acquisition and 5 individually immaterial acquisitions. We had cash outflow during the nine months ended September 30, 2014 of $103.7 million for distributions to record holders of our units and $6.9 million for distributions to record holders of our Series A Preferred Units and Series B Preferred Units.

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

As of September 30, 2015, Legacy was in compliance with all financial and other covenants of the 2020 Senior Notes. If an event of default would occur and were continuing, Legacy would be unable to pay distributions to its unitholders. For further information related to our 2020 Senior Notes please refer to Note 2–Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.

6.625% Senior Notes Due 2021

On May 28, 2013, we, together with our 100% owned subsidiary Legacy Reserves Finance Corporation, completed a private placement offering to eligible purchasers of an aggregate principal amount of $250 million of our 2021 Senior Notes, which were subsequently registered through a public exchange offer that closed on March 18, 2014. This issuance of our 2021 Senior Notes was at 98.405% of par. We received approximately $240.7 million of net cash proceeds, after deducting the discount to initial purchasers and offering expenses payable by us.
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
As of September 30, 2015, Legacy was in compliance with all financial and other covenants of the 2021 Senior Notes. If an event of default would occur and were continuing, Legacy would be unable to pay distributions to its unitholders. For further information related to our 2021 Senior Notes please refer to Note 2–Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.
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

As of September 30, 2015, Legacy was in compliance with all covenants of the Current Credit Agreement. If an event of default would occur and were continuing, we would be unable to make borrowings under the Current Credit Agreement, may be unable to make distributions to our unitholders and our financial condition and liquidity would be adversely affected. For further information related to our Current Credit Agreement, please refer to Note 2–Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.

Legacy periodically enters into interest rate swap transactions to mitigate the volatility of interest rates. As of September 30, 2015, Legacy had interest rate swaps on notional amounts of $454 million with a weighted average fixed rate of 1.56%. These swaps mature between October 2015 and September 2019.

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

As of September 30, 2015, our critical accounting policies were consistent with those discussed in our Annual Report on Form 10-K for the period ended December 31, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers" ("ASU 2015-14"), which approved a one-year delay of the standard's effective date. In accordance with ASU 2015-14, the standard is now effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and do not anticipate the standard will have a material impact on our consolidated financial statements.

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

As of September 30, 2015, the fair market value of our commodity derivative positions was a net asset of $112.8 million based on NYMEX futures prices from October 2015 to December 2019 for both oil and natural gas. As of December 31, 2014, the fair market value of our commodity derivative positions was a net asset of $153.1 million based on NYMEX futures prices from January 2015 to December 2018 for both oil and natural gas. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from October 2015 through December 2018, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investing Activities.”

Interest Rate Risks

At September 30, 2015, we had debt outstanding under our revolving credit facility of $620 million, which incurred interest at floating rates in accordance with our revolving credit facility. The average annual interest rate incurred by us under our revolving credit facility for the nine-month period ended September 30, 2015 was 3.1%. A 1% increase in LIBOR on our outstanding debt under our revolving credit facility as of September 30, 2015 would result in an estimated $1.66 million increase in annual interest expense assuming our current interest rate hedges remain in place and do not expire. We have entered into interest rate swaps with a weighted-average fixed rate of 1.56% to mitigate the volatility of interest rates on notional amounts of $454 million of floating rate debt, $104 million of which will expire by November 2015.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have reported negative limited partners’ equity on a GAAP basis, which may have an impact on investors’ perceptions of the value of Legacy and our units.
As of September 30, 2015, we reported on a GAAP basis a deficit in limited partners’ equity. Since we distribute all of our available cash to our limited partners, we do not retain earnings on our balance sheet. Volatility in our asset values and impairment of our long-lived assets have caused our limited partners’ equity to be negative on a GAAP basis and may cause our limited partners’ equity to remain negative in future periods, which may adversely impact investors’ perceptions of the value of our units.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of units purchased	Price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value of units) that may yet be purchased under the plans or programs
September 24, 2015	2,264(1)	$4.37	—	—
(1) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $4.37 per unit, the closing price of Legacy's units on the NASDAQ Global Market on September 24, 2015.

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
3.4
Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.4)

3.5
First Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.6)

3.6
Second Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.7)

10.1
Fifth Amendment to Third Amended and Restated Credit Agreement, dated August 5, 2015, among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed on August 7, 2015, Exhibit 10.2)

10.2*
First Supplemental Indenture, dated as of August 25, 2015, among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (related to 8% Senior Notes due 2020)

10.3*
First Supplemental Indenture, dated as of August 25, 2015, among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (related to 6.625% Senior Notes due 2021)

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

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

November 6, 2015	By:	/s/ James Daniel Westcott
James Daniel Westcott
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)