Form 10-K
period 2015-12-31
LEGACY RESERVES LP
filed 2016-02-26
CIK 1358831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
 Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of units held by non-affiliates of the registrant was approximately $506.4 million on June 30, 2015, based on $8.57 per unit, the last reported sales price of the units on the NASDAQ Global Select Market on such date.
69,500,408 units representing limited partner interests in the registrant were outstanding as of February 22, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the definitive proxy statement for the registrant’s 2016 annual meeting of unitholders are incorporated by reference into Part III of this annual report on Form 10-K.

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

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•	our business strategy;

•	the amount of oil and natural gas we produce;

•	the price at which we are able to sell our oil and natural gas production;

•	our ability to acquire additional oil and natural gas properties at economically attractive prices;

•	our drilling locations and our ability to continue our development activities at economically attractive costs;

•	the level of our lease operating expenses, general and administrative costs and finding and development costs, including payments to our general partner;

•	the level of our capital expenditures;

•	our ability to comply with, renegotiate or receive waivers of debt covenants under our revolving credit facility;

•	our ability to complete asset sales at economically attractive prices;

•	our ability to engage in capital markets activity which may include debt or equity exchanges or repurchases;

•	our ability to resume cash distributions to our limited partners;

•	our future operating results; and

•	our plans, objectives, expectations and intentions.

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

References in this annual report on Form 10-K to “Legacy Reserves,” “Legacy,” “we,” “our,” “us,” or like terms refer to Legacy Reserves LP and its subsidiaries. References to "units" refers to our units representing limited partner interests in the Partnership and not to the Series A Preferred Units (as defined herein), the Series B Preferred Units (as defined herein) or the Incentive Distribution Units (as defined herein), and "unitholders" refers to the holders of units. As used herein, unless the context requires otherwise, the term "limited partner interests" refers to the units, the Series A Preferred Units, the Series B Preferred Units and the Incentive Distribution Units, collectively, and “limited partners” refers to the holders of limited partner interests. References to "Preferred Units" refer to the Series A Preferred Units and the Series B Preferred Units, collectively, and "Preferred Unitholders" refers to holders of the Preferred Units.

Legacy Reserves LP

We are a master limited partnership headquartered in Midland, Texas, focused on the acquisition and development of oil and natural gas properties primarily located in the Permian Basin, East Texas, Rocky Mountain and Mid-Continent regions of the United States. Our primary business objective has been to generate stable cash flows to allow us to make cash distributions to our unitholders and to support and increase quarterly cash distributions per unit over time through a combination of acquisitions of new properties and development of our existing oil and natural gas properties.

Our oil and natural gas production and reserve data as of December 31, 2015 are as follows:

•	we had proved reserves of approximately 164.2 MMBoe, of which 73% were natural gas, 27% were oil and natural gas liquids (“NGLs”) and 97% were classified as proved developed producing; and

•	our proved reserves to production ratio was approximately 9.9 years based on the annualized production volumes for the three months ended December 31, 2015.

We have grown primarily through two activities: the acquisition of producing oil and natural gas properties and the development of properties in established producing trends. From 2007 through 2015, we completed 140 acquisitions of oil and natural gas properties for a total of approximately $2.7 billion. These acquisitions of primarily long-lived, oil and natural gas assets, along with our ongoing development activities and operational improvements, have allowed us to achieve significant growth during this time period.

Business Strategy

The key elements of our business strategy have been to:

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

2016 Operating Focus

Oil and natural gas prices experienced a significant drop in late 2014 and 2015, and have been sustained at low levels through early 2016, further challenging the state of the capital markets for oil and gas exploration and production companies. In response, we elected to maintain a significantly reduced capital program in 2016. Our development capital expenditures are expected to be approximately $37 million in 2016, compared to approximately $36.8 million in 2015 and $133.4 million in 2014.

Depending on oil and natural gas prices in 2016, we could breach certain financial covenants under our revolving credit facility, which would constitute a default under our revolving credit facility. Such default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our revolving credit facility or foreclosure on our oil and natural gas properties. Certain payment defaults or acceleration under our revolving credit facility could cause a cross-default or cross-acceleration of all of our other indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to date, which include the suspension of distributions to our unitholders and Preferred Unitholders, as well as asset sales completed and anticipated as of the date of this filing, will be viewed positively by our lenders. For further discussion on the consequences of a breach of such covenants, including a potential cross-default of all our existing indebtedness, please read “Risk Factors—Risks Related to Our Business—Continued low commodity prices may impact our ability to comply with debt covenants.” Considering the current environment for the oil and natural gas industry, our goals in 2016 are to fund our operations and to reduce leverage from our internally generated cash flow as well as from additional select asset sales and to preserve financial flexibility and liquidity.
Operating Regions
Permian Basin. The Permian Basin, one of the largest and most prolific oil and natural gas producing basins in the United States, was discovered in 1921 and extends over 100,000 square miles in West Texas and southeast New Mexico. It is characterized by oil and natural gas fields with long production histories and multiple producing formations. The Permian Basin has historically been our largest operating region and still contains the majority of our drilling locations and development projects. Our producing wells in the Permian Basin are generally characterized as mature oil wells that also produce high-Btu casinghead gas with significant NGL content.

East Texas. We entered the East Texas region through our July 2015 acquisitions in Anderson, Freestone, Houston, Leon, Limestone and Robertson counties. The properties in East Texas consist of mature, low-decline natural gas wells. The East Texas properties are supported by a 567 mile natural gas gathering system and plant we acquired as part of those acquisitions.

Rocky Mountain. We entered the Rocky Mountain region upon completing an acquisition in the Big Horn and Wind River Basins in Wyoming in February 2010. We subsequently added positions in the Powder River Basin through several smaller acquisitions. The properties in Wyoming are largely mature oil wells with a natural water drive that produce primarily from the Dinwoody-Phosphoria, Tensleep and Minnelusa formations. We expanded our footprint in this region with our acquisition of oil properties in North Dakota and Montana in May 2012 and our acquisition of non-operated oil and natural gas properties in Colorado in June 2014. The North Dakota properties produce primarily from the Madison and Bakken formations, while the Montana properties produce mostly from the Sawtooth and Bowes formations. The Colorado properties produce primarily from the Williams Fork formation.

Mid-Continent. Our properties in the Mid-Continent region are primarily in the Texas Panhandle and Oklahoma. The vast majority of these properties were acquired through several transactions from April 2007 through October 2008. Our Texas Panhandle wells produce mostly from shallow Granite Wash, Brown Dolomite and Red Cave formations. Our operated properties in the Texas Panhandle are mostly mature oil wells that also produce high-Btu casinghead gas with significant NGL content, while our non-operated properties are mostly mature, low pressure natural gas wells with high NGL content. Our Texas Panhandle fields contain proved reserves of 3.6 MMBoe, are 75% liquids and comprise approximately 58% of our proved reserves in the region. Our most notable field in Oklahoma is the East Binger field in Caddo County, Oklahoma. The East Binger Unit, the majority property in the field, is an active miscible nitrogen injection (tertiary recovery) project that produces from the Marchand Sand. This field contains 2.1 MMBoe of proved reserves that are 72% liquids and comprise approximately 34% of our proved reserves in the region. Our remaining properties in the Mid-Continent region are located in multiple counties in Oklahoma, Texas and Arkansas.

Our proved reserves by operating region are as follows:

Proved Reserves by Operating Region as of December 31, 2015
Operating Regions	Oil (MBbls)	Natural Gas (MMcf)		NGLs(MBbls)	Total (MBoe)	% Liquids	% PDP	% Total
East Texas	31	429,274		4	71,580	—%	97.9%	43.6%
Permian Basin	28,111	100,414	(a)	1,091	45,938	63.6%	91.8%	28.0%
Rocky Mountain	5,772	180,019		4,369	40,144	25.3%	98.8%	24.5%
Mid-Continent	2,185	10,861		2,180	6,175	70.7%	99.8%	3.8%
Other	44	1,065		107	329	45.9%	100.0%	0.1%
Total	36,143	721,633		7,751	164,166	26.7%	96.5%	100.0%
_______________

(a)
We primarily report and account for the majority of our Permian Basin natural gas volumes inclusive of the NGL content in those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin have been substantially higher than Henry Hub natural gas index prices.

Acquisition Activities

During the year ended December 31, 2015, we completed 4 acquisitions of oil and natural gas properties with an aggregate purchase price of approximately $540.3 million, excluding $60.5 million of non-cash asset retirement obligations, that added approximately 73.6 MMBoe of proved reserves as of year end. The $540.3 million aggregate purchase price of the properties acquired includes $51.0 million of properties that were divested the day after their acquisition.

Anadarko Acquisitions. On July 31, 2015, Legacy purchased (1) 100% of the issued and outstanding limited liability company membership interests in Dew Gathering LLC, which owns directly and indirectly natural gas gathering and processing assets in Anderson, Freestone, Houston, Leon, Limestone and Robertson Counties, Texas (the "WGR Acquisition") from WGR Operating LP ("WGR") for a net purchase price of $96.7 million, and (2) various oil and natural gas properties and associated production assets (together with the WGR Acquisition, the "Anadarko Acquisitions") from Anadarko E&P Onshore LLC ("Anadarko") for a net purchase price of $335.5 million. The purchase prices were financed with borrowings under Legacy’s revolving credit facility. The operating results from the Anadarko Acquisitions properties are included in the financial statements to this Form 10-K from the date of the acquisition.

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

As of December 31, 2015, we identified 44 gross (17.5 net) proved undeveloped ("PUD") drilling locations, 24 of which were identified and economically viable at December 31, 2014. The table below details the activity in our PUD locations from December 31, 2014 to December 31, 2015:

	Gross Locations	Net Locations	Net Volume (MBoe)
Balance, December 31, 2014	190	128.2	12,740
PUDs converted to PDP by drilling	(4)	(2.8)	(789)
PUDs removed due to performance (a)	(130)	(93.7)	(8,955)
PUDs removed from future drilling schedule (b)	(30)	(16.9)	(1,211)
Acquisition activity	—	—	—
PUDs removed due to sale	(2)	—	(164)
Additions due to performance (a)	20	4.0	1,034
Other	—	(1.3)	(197)
Balance, December 31, 2015	44	17.5	2,458
________________

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

The increases in PUDs due to performance were driven by offset drilling in connection with our drilling program in the Permian Basin, which includes the horizontal Spraberry, horizontal Wolfcamp and horizontal Bone Springs wells.
Substantially all of the reductions in PUDs due to performance were due to the removal of PUDs as they became uneconomic as of December 31, 2015 based on commodity price declines or offset well performance.

(b)
These PUD locations were removed from our PUD inventory because we determined, based upon review of our current inventory and as indicated in our future drilling plans, that these PUD locations are not scheduled to be drilled within five years after initial recognition as proved reserves.

As of December 31, 2015, we identified 79 gross (50.7 net) recompletion and fracture stimulation projects.

Excluding acquisitions, we expect to make capital expenditures of approximately $37 million during the year ending December 31, 2016.

During 2015, one of our wholly owned subsidiaries, Legacy Reserves Operating LP (the "Operating Partnership"), entered into a Development Agreement (the "Development Agreement") with Jupiter JV LP ("Investor"), which was formed by certain of TPG Special Situations Partners' investment funds. Pursuant to the Development Agreement, Legacy and Investor participated in the funding, exploration, development and operation of certain of our undeveloped oil and natural gas properties within approximately 6,000 net acres in the Permian Basin (collectively, the "Subject Assets"). Under the terms of the Development Agreement, Investor pays 95% of the costs to the parties' combined interests to develop the assets and 80% of the costs to the parties' combined interests to develop or construct associated saltwater disposal wells and other infrastructure assets. In exchange for funding a portion of the parties' combined costs, Investor received an undivided 87.5% of our working interest in the assets, subject to reversions upon the occurrence of certain events discussed below. Investor's portion of the development costs will be limited to $150 million for the initial carry period and may, subject to investor's consent, expand to an aggregate of $750 million over subsequent carry periods.

•
When Investor has achieved a return on investment of 1.0x (the “Interim Hurdle Date”), Investor’s working interest in the developed Subject Assets will revert to 63% of the Operating Partnership’s initial working interest, increasing our interest to 37% of its initial working interest; and

•
at the first instance of Investor achieving a 15% internal rate of return in the aggregate with respect to a tranche of wells (a “Development Hurdle Date”), Investor’s interest in the tranche of wells and related infrastructure (except saltwater disposal wells) will revert to 15% of the Operating Partnership’s initial working interest while the remainder will revert to us, and all the remaining undeveloped Subject Assets will revert to us but remain available for future development subject to the Development Agreement.

The Development Agreement provides that Investor’s future funding obligations can be suspended upon the occurrence of certain events based on anticipated financial metrics, certain operating cost overruns and changes in commodity prices, provided that Investor will be obligated to complete funding of any wells or infrastructure in progress.

After the initial carry period, in certain instances, Investor has the option to initiate a sales process (a “Sale Event”) of its rights in the undeveloped portion of the Subject Assets (the “Undeveloped Assets”). Upon commencement of the Sales Event, the Operating Partnership shall have a 30-day period during which it may offer to purchase the Undeveloped Assets or make a cash payment to Investor in order to accelerate the Development Hurdle Date. If the Operating Partnership elects not to make an offer during this period or if Investor rejects its offer, Investor may offer its rights and the Operating Partnership’s rights in the Undeveloped Assets in the Sale Event to a third party; provided, that if the Operating Partnership does make an offer and any third party offer does not exceed the Operating Partnership’s offer by 10%, the Operating Partnership may submit to Investor a new offer. The proceeds from any such Sale Event shall be distributed 87.5% to Investor and 12.5% to the Operating Partnership until the Interim Hurdle Date and then 63% to Investor and 37% to the Operating Partnership until the Development Hurdle Date has been achieved and thereafter 100% to the Operating Partnership.

Oil and Natural Gas Derivative Activities

Our business strategy includes entering into oil and natural gas derivative contracts which are designed to mitigate price risk for a portion of our oil, NGL and natural gas production from time to time. At December 31, 2015, we had in place oil and natural gas derivatives covering portions of our estimated 2016 through 2019 oil and natural gas production. Our derivative contracts are in the form of fixed price swaps, enhanced swaps and three-way collars for NYMEX WTI oil; fixed price swaps and three-way collars for NYMEX Henry Hub, West Texas Waha, Northwest Pipeline, California SoCal NGI and San Juan Basin natural gas; and fixed price swaps for the Midland-to-Cushing oil differential.

Marketing and Major Purchasers

For the year ended December 31, 2015, Legacy did not sell oil, NGL or natural gas production representing 10% or more of total revenue to any one customer. For the years ended December 31, 2014 and 2013, Legacy sold oil, NGL and natural gas production representing 10% or more of total revenues to purchasers as detailed in the table below:

	2015	2014	2013
Enterprise (Teppco) Crude Oil, LP	6%	12%	17%
Plains Marketing, LP	7%	10%	7%

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

Safe Drinking Water Act. Our injection well facilities may be regulated under the Underground Injection Control, or UIC, program established under the Safe Drinking Water Act, or SDWA. The state and federal regulations implementing that program require mechanical integrity testing and financial assurance for wells covered under the program. The federal Energy Policy Act of 2005 amended the UIC provisions of the federal SDWA to exclude hydraulic fracturing from the definition of underground injection. Congress has considered bills to repeal this exemption. The EPA has initiated a study of hydraulic fracturing and issued a draft report in June 2015.

Endangered Species Act. Additionally, environmental laws such as the Endangered Species Act, or ESA, may impact exploration, development and production activities on public or private lands. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the United States, and prohibits taking of endangered species. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. Some of our facilities may be located in areas that are designated as habitat for endangered or threatened species. Though the rule listing the Lesser Prairie Chicken was vacated, portions of our properties in New Mexico and west Texas are enrolled in Habitat Conservation Plans and as a result we are subject to certain practices and restrictions designed to protect the habitat of the Lesser Prairie Chicken. We believe that we are in substantial compliance with the ESA and the practices and restrictions related to the Lesser Prairie Chicken should not result in material costs or constraints to our operations. However, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

Air Emissions. The Federal Clean Air Act, and comparable state laws, regulates emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources including pursuing the energy extraction sector under a National Enforcement Initiative. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations. In addition, more stringent state and local regulations, such as the EPA rules issued in April 2012, which add new requirements for the oil and gas sector under the New Source Review Program and the National Emission Standards for Hazardous Air Pollutants program, and could result in increased costs and the need for operational changes. Finally, the EPA has announced plans to propose rules covering methane emissions from new oil and natural gas industry operations this spring which could result in additional costs and restrictions on our operations.

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. For instance, we did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2015. Additionally, as of the date of this document, we are not aware of any environmental issues or claims that require material capital expenditures during 2016. However, we cannot assure investors that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial position or results of operations.

Activities on Federal Lands.  Oil and natural gas exploitation and production activities on federal lands are subject to NEPA. NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will typically prepare an Environmental Assessment to assess the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Our current production activities, as well as proposed development plans, on federal lands require governmental permits or similar authorizations that are subject to the requirements of NEPA. This process has the potential to delay, limit or increase the cost of developing oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects.

Federal, State or Native American Leases.  Our operations on federal, state, or Native American oil and natural gas leases are subject to numerous restrictions, including nondiscrimination statutes. Such operations must be conducted pursuant to certain on-site security regulations and other permits and authorizations issued by the Bureau of Land Management, or BLM, and other agencies. For example, the Department of Interior issued rules governing hydraulic fracturing on federal and Indian oil and gas leases that would require public disclosure of chemicals used in hydraulic fracturing, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface.

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

Employees

As of December 31, 2015, we had 379 full-time employees, none of whom are subject to collective bargaining agreements. We also contract for the services of independent consultants involved in land, engineering, regulatory, accounting, financial and other disciplines as needed. We believe that we have a favorable relationship with our employees.

Offices

Our principal offices are located in Midland, Texas at 303 W. Wall Street. In addition to our principal offices, we have regional offices located in Cody, Wyoming for engineering and accounting staff and in The Woodlands, Texas for engineering and geology staff.

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

Risks Related to our Business

We may not have sufficient available cash to resume distributions to limited partners, following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

We have suspended cash distributions to the holders of our units and Preferred Units in order to conserve cash and improve our balance sheet position. In the event that we elect to resume such quarterly cash distributions to holders of our units, our reserve-based credit facility provides that any such cash distributions can be made only out of our available cash and both before and after giving effect to any such distribution (i) no default or event of default has occurred and is continuing or would result therefrom, (ii) we have unused lender commitments of not less than 15% of the total lender commitments then in effect, and (iii) our ratio of total debt at such time to our EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available is equal to or less than 4.00 to 1.00. Our ability to comply with and maintain compliance with these tests may be impacted by any of the numerous factors generally described under this caption “Risk Factors.”
Although we have suspended distributions to the holders of our Preferred Units, such distributions continue to accrue. Pursuant to the terms of our partnership agreement, we are required to pay or set aside for payment all accrued but unpaid distributions with respect to the Preferred Units prior to or contemporaneously with making any distribution with respect to our units.
We may not have sufficient available cash each quarter to resume distributions to unitholders. Under the terms of our partnership agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and the amount of any cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements, future cash distributions on our Preferred Units and future cash distributions to our unitholders. Further, our debt agreements contain restrictions on our ability to pay distributions. The amount of cash we can distribute on our units principally depends upon our compliance with the covenants under our revolving credit facility as well as the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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
As a result of these factors, we may not have sufficient available cash to resume our quarterly cash distributions to our unitholders. Even if we were able to resume a quarterly cash distribution to our unitholders, the amount of available cash that we could distribute in any quarter to our unitholders may fluctuate significantly from quarter to quarter.
If we are not able to acquire additional oil and natural gas reserves on economically acceptable terms, our reserves and production will decline, which would adversely affect our business, results of operations and financial condition and our ability to resume or sustain cash distributions to our limited partners.

We may be unable to resume or sustain distributions to our limited partners without making accretive acquisitions or substantial capital expenditures that maintain or grow our asset base. Oil and natural gas reserves are characterized by declining production rates, and our future oil and natural gas reserves and production and, therefore, our cash flow and our ability to resume or sustain distributions are highly dependent on our success in economically finding or acquiring additional recoverable reserves and efficiently developing and exploiting our current reserves. Further, the rate of estimated decline of our oil and natural gas reserves may increase if our wells do not produce as expected. We may not be able to find, acquire or develop additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, results of operations, financial condition and our ability to resume or sustain cash distributions to our limited partners.

The amount of cash that we have available for distribution to our limited partners depends primarily upon our cash flow and not our profitability.

The amount of cash that we have available for distribution to our limited partners depends primarily on our cash flow, including cash from reserves and working capital or other borrowings, and not solely on our profitability, which is affected by non-cash items. As a result, we may be unable to resume payment of distributions to our limited partners even when we record net income.

Our future growth may be limited because we distribute any available cash to our limited partners, and potential future disruptions in the financial markets may prevent us from obtaining the financing necessary for growth and acquisitions.

Since we will distribute any available cash (as defined in our partnership agreement), to our limited partners, our growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations. Further, since we depend on financing provided by commercial banks and other lenders and the issuance of debt and equity securities to finance any significant growth or acquisitions, potential future disruptions in the global financial markets or the oil and natural gas industry, and any associated severe tightening of credit supply may prevent us from obtaining adequate financing from these sources, and, as a result, our ability to grow, both in terms of additional drilling and acquisitions, will be limited.

Increases in the cost of or failure of costs to adjust downward for drilling rigs, service rigs, pumping services and other costs in drilling and completing wells could reduce the viability of certain of our development projects.

The costs of rigs and oil field services necessary to implement our development projects have decreased and have become easier to obtain in recent months. However, an increase in oil and natural gas prices may increase the development activity and such related costs. Increased capital requirements for our projects will result in higher reserve replacement costs which could reduce cash available for distribution. Higher project costs could cause certain of our projects to become uneconomic even with increased commodity prices and therefore not to be implemented, reducing our production and cash available for distribution. Decreased availability of drilling equipment and services could significantly impact the planned execution of our development program.

If oil and natural gas prices decline further or remain at current levels for a prolonged period, our cash flow from operations will decline, which could cause us to continue to suspend payment of distributions to our limited partners.

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

•	the willingness and ability of members of the Organization of Petroleum Exporting Countries and other petroleum producing countries to agree to and maintain oil price and production controls;

•	trading in oil and natural gas derivative contracts;

•	the level of consumer product demand;

•	weather conditions and natural disasters;

•	technological advances affecting energy production and consumption;

•	domestic and foreign governmental regulations and taxes;

•	the proximity, cost, availability and capacity of oil and natural gas pipelines and other transportation facilities;

•	the impact of the U.S. dollar exchange rates on oil and natural gas prices; and

•	the price and availability of alternative fuels.

Historically, oil and natural gas prices have been extremely volatile. For example, for the five years ended December 31, 2015, the NYMEX-WTI oil price ranged from a high of $113.39 per Bbl to a low of $34.55 per Bbl, while the NYMEX-Henry Hub natural gas price ranged from a high of $8.15 per MMBtu to a low of $1.63 per MMBtu. As of February 16, 2016, the NYMEX WTI oil spot price was $29.05 per Bbl and the NYMEX-Henry Hub natural gas spot price was $1.95 per MMBtu. If oil and natural gas prices decline further or remain at current levels for a prolonged period, it may cause us to continue to suspend our payment of distributions to our limited partners.

If commodity prices decline further or remain at current levels for a prolonged period, a significant portion of our development projects may become uneconomic and cause write downs of the value of our oil and gas properties, which may adversely affect our financial condition and our ability to resume distributions to our limited partners.

Lower oil and natural gas prices may not only decrease our revenues, but also may render many of our development and production projects uneconomical and result in a downward adjustment of our reserve estimates, which would negatively impact our borrowing base under our revolving credit facility and ability to fund operations. As a result, we may continue to suspend distributions to our limited partners.

NYMEX-WTI oil prices have declined from $98.17 per Bbl on December 31, 2013 to $37.04 per Bbl on December 31, 2015. The reduction in price has been caused by many factors, including substantial increases in U.S. production and reserves from unconventional (shale) reservoirs, without a corresponding increase in demand. The International Energy Agency (“IEA”) forecasts continued U.S. oil production growth and a slowdown in global demand growth in 2016. This environment could cause the prices for oil to remain at current levels or to fall to lower levels.

Furthermore, the continued decrease in oil and natural gas prices has rendered a significant portion of our development projects uneconomic. In addition, if oil and natural gas prices continue to remain depressed, our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. For example, in the year ended December 31, 2015 we incurred impairment charges of $633.8 million, all of which was driven by commodity price changes. We may incur further impairment charges in the future related to depressed commodity prices, which could have a material adverse effect on our results of operations in the period taken.

Fluctuations in price and demand for our production may force us to shut in a significant number of our producing wells, which may adversely impact our revenues and ability to resume distributions to our limited partners.

We are subject to great fluctuations in the prices we are paid for our production due to a number of factors including regional demand, weather, demand for commodities, and new oil and natural gas pipelines. Drilling in shale resources has developed large amounts of new oil and natural gas supplies, both from natural gas wells and associated natural gas from oil wells, that have depressed the prices paid for our production, and we expect the shale resources to continue to be drilled and developed by our competitors. We also face the potential risk of shut-in production due to high levels of oil, natural gas and NGL inventory in storage, weak demand due to mild weather and the effects of any economic downturns on industrial demand. Lack of NGL storage in Mont Belvieu where our West Texas and New Mexico NGLs are shipped for processing could cause the processors of our natural gas to curtail or shut-in our natural gas wells and potentially force us to shut-in oil wells that produce associated natural gas, which may adversely impact our revenues and ability to resume distributions to our limited partners. For example, following past hurricanes, certain Permian Basin natural gas processors were forced to shut down their plants due to the shutdown of the Texas Gulf Coast NGL fractionators, requiring us to vent or flare the associated natural gas from our oil wells. There is no certainty we will be able to vent or flare natural gas again due to potential changes in regulations. Furthermore, we may encounter problems in restarting production of previously shut-in wells.

An increase in the differential between the West Texas Intermediate (“WTI”) or other benchmark prices of oil and the wellhead price we receive for our production could adversely affect our operating results and financial condition.

The prices that we receive for our oil production sometimes reflect a discount to the relevant benchmark prices, such as WTI, that are used for calculating derivative positions. The difference between the benchmark price and the price we receive is called a differential. Increases in the differential between the benchmark prices for oil and the wellhead price we receive could adversely affect our operating results and financial condition. While this differential narrowed during 2015, we have been adversely impacted by widening differentials in prior periods. For example, our realized oil price decreased $7.68 per Bbl to $82.94 per barrel for the year ended December 31, 2014 from $90.62 per barrel for the year ended December 31, 2013. This decrease in realized oil prices was caused by a larger average oil differential of $2.64 per barrel as well as a lower average WTI price. This increased oil differential was largely due to a significant increase in the Midland-Cushing/WTI differential in 2014 compared to 2013. If the differentials are at such levels, they could adversely affect our operating results and financial condition.

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

We depend on our revolving credit facility for future capital needs. Our revolving credit facility, which matures on April 1, 2019, limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion. As of February 22, 2016, our borrowing base was $725 million and we had approximately $105.6 million available for borrowing.

Our revolving credit facility restricts, among other things, our ability to incur debt and pay distributions to our limited partners, and requires us to comply with certain financial covenants and ratios. We may not be able to comply with these restrictions and covenants in the future and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, such as any potential disruptions in the financial markets. Our failure to comply with any of the restrictions and covenants under our revolving credit facility could result in a default under our revolving credit facility. A default under our revolving credit facility could cause all of our existing indebtedness, including our 8% senior unsecured notes maturing on December 1, 2020 (the "2020 Senior Notes") and our 6.625% senior unsecured notes maturing on December 1, 2021 (the "2021 Senior Notes", together with the 2020 Senior Notes, the "Senior Notes"), to be immediately due and payable.

We are prohibited from borrowing under our revolving credit facility to pay distributions to limited partners if the amount of borrowings outstanding under our revolving credit facility reaches or exceeds 85% of the borrowing base, which is the amount of money available for borrowing, as determined semi-annually by our lenders in their sole discretion. The lenders will redetermine the borrowing base based on an engineering report with respect to our oil and natural gas reserves, which will take into account the prevailing oil and natural gas prices and differentials at such time. Any time our borrowings meet or exceed 85% of the then specified borrowing base, our ability to pay distributions to our limited partners in any such quarter is solely dependent on our ability to generate sufficient cash from our operations after such cash flow is first used to cure any borrowing base deficiency.

Outstanding borrowings in excess of the borrowing base must be repaid within four months, and, if mortgaged properties represent less than 90% of total value of oil and natural gas properties used to determine the borrowing base, we must pledge other oil and natural gas properties as additional collateral. We may not have the financial resources in the future to make any mandatory principal prepayments required under our revolving credit facility.

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

Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Financing Activities.”

Continued low commodity prices may impact our ability to comply with debt covenants.
Depending on oil and natural gas prices in 2016, we could breach certain financial covenants under our revolving credit facility, which would constitute a default under our revolving credit facility. Such default would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our revolving credit facility or foreclosure on our oil and natural gas properties. If the lenders under our revolving credit facility were to accelerate the indebtedness under our revolving credit facility as a result of such defaults, such acceleration could cause a cross-default of all of our other outstanding indebtedness and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. As of December 31, 2015, we had debt outstanding under our revolving credit facility of $608 million. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, the saleable value of our assets may not be sufficient to repay all of our outstanding indebtedness.

The value of our assets may not be sufficient to repay all of our outstanding indebtedness.
Based on current market conditions, it is uncertain whether the value of our assets would be sufficient to repay all of our outstanding indebtedness. If the amount of our indebtedness is greater than the value of our assets, we may be deemed to be insolvent under applicable bankruptcy or insolvency laws. The filing of an involuntary bankruptcy proceeding that continues undismissed for 60 days, the entering into of an order or decree approving or ordering any such involuntary bankruptcy proceeding, or a voluntary petition under any bankruptcy or insolvency laws would constitute an event of default under our revolving credit facility. In such case, we may not have sufficient assets to repay our creditors, including the holders of our Senior Notes. As a result, there may not be any value remaining attributable to the holders of our units and Preferred Units. If we are deemed to be insolvent, there are also limited circumstances in which limited partners may have liability to repay distributions that were wrongfully distributed to them, as discussed under “Risk Factors—Risks Related to Our Limited Partnership Structure—Limited partners may have liability to repay distributions that were wrongfully distributed to them.”

We may not be able to maintain our listing on the NASDAQ Global Select Market.
NASDAQ has established certain standards for the continued listing of a security on the NASDAQ Global Select Market. The standards for continued listing include, among other things, that the minimum bid price for the listed securities not fall below $1.00 per share for a period of 30 consecutive trading days. Although we are currently in compliance with the minimum bid price requirement, in the future we may not satisfy the NASDAQ’s continued listing standards. If we do not satisfy any of the NASDAQ’s continued listing standards, our units and Preferred Units could be delisted. Any such delisting could adversely affect the market liquidity of our units and Preferred Units and the market price of our units and Preferred Units could decrease. A delisting could adversely affect our ability to obtain financing for our operations or result in a loss of confidence by investors, customers, suppliers or employees.
Our substantial indebtedness and liquidity issues may impact our business, financial condition and operations.
Due to our substantial indebtedness and liquidity issues, there is risk that, among other things:

•	third parties’ confidence in our ability to acquire and develop oil and natural gas properties could erode, which could impact our ability to execute on our business strategy;

•	it may become more difficult to retain, attract or replace key employees;

•	employees could be distracted from performance of their duties or more easily attracted to other career opportunities; and

•	our suppliers, vendors and service providers could renegotiate the terms of our arrangements, terminate their relationship with us or require financial assurances from us.
The occurrence of certain of these events may increase our operating costs and may have a material adverse effect on our business, results of operations and financial condition.
Restrictive covenants under the indentures governing our Senior Notes may adversely affect our operations.
The indentures governing the Senior Notes contains, and any future indebtedness we incur may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

As of February 22, 2016, we had total long-term debt of approximately $1,365 million. Our existing and future indebtedness could have important consequences to us, including:

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

•	our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a continued downturn in our business or the economy generally.
Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results and cash flows are not sufficient to service our current or future indebtedness, in addition to the suspension of distributions, we will be forced to take actions such as further reducing or delaying business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms or at all.

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

Further, the present value of future net cash flows from our proved reserves may not be the current market value of our estimated natural gas and oil reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on the 12-month average oil and gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. To illustrate the impact of further reduced commodity prices on our proved reserves subsequent to December 31, 2015, we recalculated the value of our proved reserves as of December 31, 2015, using the five-year average forward price as of February 12, 2016 for both WTI oil and NYMEX natural gas. While this 5-year NYMEX forward strip price is not necessarily indicative of our overall outlook on future commodity prices, this commonly used methodology may help provide investors with an understanding of the impact of a sustained low commodity price environment. Under such assumptions, we estimate our year-end proved reserves decreased by approximately 3% to 158.7 MMBoe from our reported 164.2 MMBoe, which is calculated as required by the SEC. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 932 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.

Our business depends on gathering and transportation facilities owned by others. Any limitation in the availability of those facilities would interfere with our ability to market the oil and natural gas we produce.

The marketability of our oil and natural gas production depends in part on the availability, proximity and capacity of gathering and pipeline systems owned by third parties. The amount of oil and natural gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, oversupply of oil due to nearby refinery outages, excessive pressure, physical damage to the gathering or transportation system, or lack of contracted capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we are provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or pipeline capacity, or significant delay in the construction of necessary gathering and transportation facilities, could adversely affect our business, results of operations, financial condition and our ability to resume cash distributions to our limited partners.

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
If our revenues or the borrowing base under our revolving credit facility decrease as a result of lower oil and/or natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. Our revolving credit facility restricts our ability to obtain new financing. If additional capital is needed, we may not be able to obtain debt or equity financing. If cash generated by operations or available under our revolving credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our prospects, which in turn could lead to a decline in our oil and natural gas production and reserves, and could adversely affect our business, results of operations, financial condition and our ability to resume cash distributions to our limited partners.

We do not control all of our operations and development projects and failure of an operator of wells in which we own partial interests to adequately perform could adversely affect our business, results of operations, financial condition and our ability to resume cash distributions to our limited partners.

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

We ordinarily maintain insurance against various losses and liabilities arising from our operations; however, insurance against all operational risks is not available to us. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could therefore occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on our business, results of operations, financial condition and our ability to resume cash distributions to our limited partners.

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

Any acquisitions we complete are subject to substantial risks that could adversely affect our financial condition and results of operations and reduce our ability to resume distributions to limited partners.

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

Our management team has specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our acreage. These identified drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, oil and natural gas prices, costs and drilling results. Our final determination on whether to drill any of these drilling locations will be dependent upon the factors described above as well as, to some degree, the results of our drilling activities with respect to our proved drilling locations. Because of these uncertainties, we do not know if the numerous drilling locations we have identified will be drilled within our expected time frame or will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may be materially different from those presently identified, which could adversely affect our business, results of operations, financial condition and our ability to make cash distributions to our limited partners.

The inability of one or more of our customers to meet their obligations may adversely affect our financial condition and results of operations.

Substantially all of our accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the energy industry who are also subject to the effects of the current oil and natural gas commodity price environment. This concentration of customers and joint interest owners may impact our overall credit risk in that these entities may be similarly affected by changes in economic, industry and other conditions. In addition, our oil, natural gas and interest rate derivative transactions expose us to credit risk in the event of nonperformance by counterparties.

We depend on a limited number of key personnel who would be difficult to replace.

Our operations are dependent on the continued efforts of our executive officers, senior management and key employees. The loss of any executive officer, member of our senior management or other key employees could negatively impact our ability to execute our strategy.

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

A failure in our operational systems or cyber security attacks on any of our facilities or those of third parties may have a material adverse effect on our business, results of operations, financial condition and our ability to resume cash distributions to our limited partners.
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

Our oil and natural gas exploration and production operations are subject to complex and stringent laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. All such costs may have a negative effect on our business, results of operations, financial condition and ability to resume cash distributions to our limited partners.

Our business is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and the production of, oil and natural gas. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations, financial condition and our ability to resume cash distributions to our limited partners.

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

Strict, joint and several liability may be imposed under certain environmental laws, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. If we were not able to recover the resulting costs through insurance or increased revenues, our ability to resume cash distributions to our limited partners could be adversely affected.

Final rules regulating air emissions from natural gas production operations could cause us to incur increased capital expenditures and operating costs, which may be significant.

On April 17, 2012, the EPA approved final regulations under the Clean Air Act that, among other things, require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities.  The final regulations require the reduction of VOC emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015.  For well completion operations occurring at such well sites before January 1, 2015, the final regulations allow operators to capture and direct flowback emissions to completion combustion devices, such as flares, in lieu of performing green completions.  These regulations also establish specific new requirements regarding emissions from dehydrators, storage tanks and other production equipment.  We are currently reviewing this new rule and assessing its potential impacts. In addition, the EPA expects to issue rules this spring that will target methane emissions from the oil and natural gas sector. Compliance with these requirements could increase our costs of development and production, which costs may be significant.

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

The swaps-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) and the rules the CFTC has adopted and is required to adopt thereunder regulate the markets in certain derivative transactions, broadly referred to as “swaps” and which include some hedging and non-hedging oil and gas transactions and interest rate swaps, and market participants. Swaps falling within classes designated or to be designated by the CFTC are or will be subject to clearing on a derivatives clearing organization (“DCO”). To date, the CFTC has designated only six classes of interest rate and index credit default swaps for mandatory clearing. Transactions in swaps accepted for clearing are subject to execution on an exchange or a swap execution facility if made available for trading on such facility. The Act provides an exception from application of the Act's clearing and trade execution requirements that qualifying commercial end-users may elect for swaps they use to hedge or mitigate commercial risks ("End-User Exception"). Although we believe we will be able to qualify for, and intend to elect, the End-User Exception with respect to most, if not all, of the swaps we enter that otherwise would have to be cleared, if we cannot do so with respect to many of the swaps we enter into, our ability to execute our hedging program efficiently will be adversely affected.

The European Market Infrastructure Regulation (EMIR) includes regulations related to the trading, reporting and clearing of derivatives subject to EMIR. We have counterparties that are located in a jurisdiction subject to EMIR. Our efforts to comply with EMIR, and EMIR's effect on the derivatives markets and their participants, creates similar risks and could have similar adverse impacts as those under the swap regulatory provisions of the Act and the CFTC's swap rules.

Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Congress has considered legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing is an important and commonly used process in the completion of unconventional natural gas wells in shale formations, as well as tight conventional formations including many of those that Legacy completes and produces. This process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of these bills have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. In addition, some states have adopted and others are considering legislation to restrict hydraulic fracturing. The Department of Interior issued rules regulating hydraulic fracturing activities on federal and tribal lands. Several states including Texas and Wyoming have adopted or are considering legislation requiring the disclosure of hydraulic fracturing chemicals. Public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, the produced water from hydraulic fracturing must be disposed of properly, often in salt water disposal wells. Recently, certain groups have expressed concern that seismic activity could be tied to salt water disposal. In response to such concern, the Texas Railroad Commission has adopted regulations which place additional restrictions on the permitting of disposal well operations in areas of historical or future seismic activity. Any additional level of regulation could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

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

Our Founding Investors, including members of our management, own an approximately 15% limited partner interest in us through the ownership of units and therefore have the ability to influence the election of the members of the board of directors of our general partner. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our limited partners, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners, our Founding Investors and their affiliates. Conflicts of interest may arise between our Founding Investors and their affiliates, including our general partner, on the one hand, and us and our limited partners, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our limited partners. These conflicts include, among others, the following situations:

•
neither our partnership agreement nor any other agreement requires our Founding Investors or their controlled affiliates, other than our executive officers, to pursue a business strategy that favors us;

•
our general partner is allowed to take into account the interests of parties other than us, such as our Founding Investors, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our limited partners;

•	our Founding Investors and their controlled affiliates (other than our executive officers and their controlled affiliates) may engage in competition with us;

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

•
our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or a growth capital expenditure, which does not. Such determination can affect the amount of cash that is available to be distributed to our limited partners;

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

Our Founding Investors and their controlled affiliates (other than our general partner and executive officers and their controlled affiliates) may compete directly with us.

Our Founding Investors and their controlled affiliates, other than our general partner and our executive officers and their controlled affiliates, are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, our Founding Investors or their controlled affiliates, other than our general partner and our executive officers and their controlled affiliates, may acquire, develop and operate oil and natural gas properties or other assets in the future, without any obligation to offer us the opportunity to acquire, develop or operate those assets.

Cost reimbursements due our general partner and its affiliates will reduce our cash available for distribution to our limited partners.

Prior to making any distribution on our outstanding limited partner interests, we will reimburse our general partner and its affiliates for all expenses they incur on our behalf. Any such reimbursement will be determined by our general partner in its sole discretion. These expenses will include all costs incurred by our general partner and its affiliates in managing and operating us. The reimbursement of expenses of our general partner and its affiliates could adversely affect our ability to resume cash distributions to our limited partners.

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

We have reported negative limited partners’ equity on a GAAP basis, which may have an impact on investors’ perceptions of the value of Legacy and our units and preferred units.

As of December 31, 2015, we reported on a GAAP basis a deficit in limited partners’ equity. Since we have historically distributed all of our available cash to our limited partners, we have not retained earnings on our balance sheet. Volatility in our asset values and impairment of our long-lived assets have caused our limited partners’ equity to be negative on a GAAP basis and may cause our limited partners’ equity to remain negative in future periods, which may adversely impact investors’ perceptions of the value of our units and preferred units.

Tax Risks to Unitholders and Preferred Unitholders

Our unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

As partners in a partnership, unitholders are allocated a share of taxable income irrespective of the amount of cash, if any, distributed by us to the unitholders. Taxable income in a given period to a unitholder may include of ordinary income from cancellation of our debt and capital gain upon our disposition of properties and the tax allocation of our taxable income may require the payment of United States federal income taxes and, in some cases, state and local income taxes by our unitholders. As of January 21, 2016, we have suspended all cash distributions to unitholders and monthly cash distributions to holders of our preferred units. We may engage in transactions to de-lever the Partnership and manage our liquidity that may result in income and gain to our unitholders.   For example, if we sell assets, our unitholders may be allocated taxable income and gain resulting from the sale.  Further, if we engage in debt exchanges, debt repurchases, or modifications of our existing debt, these or similar transactions could result in “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to our unitholders as taxable income. Unitholders may be allocated gain and income from asset sales and COD income and may owe income tax as a result of such allocations notwithstanding the fact that we have currently suspended cash distributions to our unitholders. The ultimate effect of any such allocations will depend on the unitholder's individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences of potential transactions that may result in income and gain to unitholders.

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of additional entity-level taxation by states and localities. If the IRS were to treat us as a corporation or if we were to become subject to a material amount of additional entity-level taxation for state or local tax purposes, then our cash available for distribution to our limited partners, if any, would be substantially reduced.

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

In addition, changes in current state law may subject us to entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are and have been subject to an entity-level state tax on the portion of our gross income that is apportioned to Texas, and imposition of any similar taxes by any other state may further reduce the cash available for distribution, if any, to our limited partners.

Our partnership agreement provides that if a law is enacted or an existing law is modified or interpreted in a manner that subjects us to additional amounts of entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distributions associated with our Incentive Distribution Units may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our limited partner interests could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our limited partner interests may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time the U.S. President and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would adversely affect publicly traded partnerships. Further, the U.S. Treasury Department and the IRS have issued proposed regulations under Section 7704(d)(1)(E) of the Code, interpreting the scope of qualifying income for publicly traded partnerships by providing industry-specific guidance with respect to activities that will generate qualifying income for purposes of the qualifying income requirement. The proposed regulations, once issued in final form, may change interpretations of the current law relating to the characterization of income as qualifying income and could modify the amount of our gross income we are able to treat as qualifying income for purposes of the qualifying income requirement. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our limited partner interests.

Certain federal income tax deductions currently available with respect to oil and natural gas drilling and development may be eliminated as a result of future legislation.

Both the Obama Administration and members of the U.S. Congress have during the current and past legislative sessions proposed changes that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be proposed in the current legislative session, and if proposed and enacted, how soon any such changes could become effective. The passage of any legislation with similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our limited partner interests.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Although recently issued final Treasury regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, such tax items must be prorated on a daily basis and these regulations do not specifically authorize the use of the proration method we have adopted. Accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to successfully challenge this method or new U.S. Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A successful IRS contest of the U.S. federal income tax positions we take may adversely affect the market for our units and preferred units and the costs of any contest will reduce our cash available for distribution to our limited partners.

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

Recently enacted legislation, applicable to partnership tax years beginning after 2017, alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. Under the new rules, unless we are eligible to, and do, elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our limited partners may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, limited partners during that taxable year would bear the expense of the adjustment even if they were not limited partners during the audited tax year.

Tax-exempt entities and foreign persons face unique tax issues from owning units that may result in adverse tax consequences to them.

Investment in our units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from U.S. federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to such a unitholder. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. A unitholder that is a tax-exempt entity or a non-U.S. person should consult a tax advisor before investing in our units.

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

The tax treatment of distributions on our preferred units is uncertain. We treat the holders of our preferred units as partners for tax purposes and treat distributions on the preferred units as guaranteed payments for the use of capital that are generally taxable to the holders of our preferred units as ordinary income. A holder of our preferred units will recognize taxable income in the amount of the accrual of such a guaranteed payment even in the absence of a contemporaneous distribution. As of January 21, 2016, we have suspended all monthly cash distributions to holders of our preferred units. Otherwise, the holders of our preferred units are generally not anticipated to share in our items of income, gain, loss or deduction. Nor will we allocate any share of our nonrecourse liabilities to the holders of our preferred units. If the preferred units were treated as indebtedness for tax purposes, rather than as guaranteed payments for the use of capital, distributions likely would be treated as payments of interest by us to the holders of the preferred units.
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

As of December 31, 2015 we owned interests in producing oil and natural gas properties in 723 fields in the Permian Basin, East Texas, Piceance Basin of Colorado, Texas Panhandle, Wyoming, North Dakota, Montana, Oklahoma and several other states, from 12,201 gross productive wells of which 4,545 are operated and 7,656 are non-operated. The following table sets forth information about our proved oil and natural gas reserves as of December 31, 2015. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves. For a definition of “standardized measure,” please see the glossary of terms at the beginning of this annual report on Form 10-K.

	As of December 31, 2015
	Proved Reserves			Standardized Measure
Field or Region	MMBoe	R/P (a)	% Oil and NGLs	Amount (b)	% of Total
				($ in Millions)
East Texas (c)	71.6	13.8	—%	$211.2	30.4%
Spraberry/War San Fields	6.2	8.7	67	58.9	8.5
Piceance Basin (d)	34.6	7.8	14	45.6	6.6
Lea Field	2.5	14.0	72	31.4	4.5
Texas Panhandle Fields	3.6	11.5	75	20.7	3.0
Deep Rock Field	1.4	12.1	98	16.7	2.4
Shafter Lake Field	1.1	11.2	96	14.7	2.1
Jalmat Field	1.9	20.1	93	13.5	1.9
Winchester Field	1.2	5.6	60	12.2	1.8
Denton Field	1.4	11.4	86	11.8	1.6
Total — Top 10	125.5	10.9	16%	$436.7	62.8%
All others	38.7	7.6	63	258.2	37.2
Total	164.2	9.9	27%	$694.9	100.0%
__________________

(a)	Reserves as of December 31, 2015 divided by annualized fourth quarter production volumes.

(b)
Texas margin taxes and the federal income taxes associated with a corporate subsidiary have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure.

(c)
As East Texas contains 71.6 MMBoe, or 43.6% of total proved reserves of 164.2 MMBoe, the following table presents the production, by product, for East Texas for the current fiscal year. As we acquired our interests in East Texas during 2015, no prior periods are presented.

Year Ended December 31, 2015
(In thousands, except daily production)
Oil (MBbls)	4
Natural gas liquids (Mgal)	13
Natural gas (MMcf)	12,548
Total (Mboe)	2,096
Average daily production (Boe per day)*	13,610
__________________

*
Calculated using 154 days, the number of days between the closing date of the Anadarko Acquisitions and December 31, 2015. Due to the subsequent inclusion of an immaterial bolt-on acquisition, the average daily production for December 2015 was 14,413 Boe.

(d)
As the Piceance Basin contains 34.6 MMBoe, or 21.1% of total proved reserves of 164.2 MMBoe, the following table presents the production, by product, for the Piceance Basin for 2015 and 2014. As we acquired our interests in the Piceance Basin during 2014, information for 2013 is not presented.

	Year Ended December 31,
	2015	2014
	(In thousands, except daily production)
Oil (MBbls)	46	23
Natural gas liquids (Mgal)	24,448	12,439
Natural gas (MMcf)	23,639	11,767
Total (Mboe)	4,568	2,280
Average daily production (Boe per day)	12,515	10,806

Summary of Oil and Natural Gas Properties and Projects
Our most significant fields and regions are East Texas, Spraberry/War San, Piceance Basin, Lea, Texas Panhandle, Deep Rock, Shafter Lake, Jalmat, Winchester and Denton. As of December 31, 2015, these ten fields accounted for approximately 63% of our standardized measure and 76% of our total estimated proved reserves.
East Texas. Legacy's wells in the East Texas basin are primarily located in Freestone, Leon and Robertson Counties, Texas and were acquired in the Anadarko Acquisitions and an immaterial bolt-on acquisition in 2015. The wells in our East Texas fields are produced from multiple fields and formations which primarily include the Bossier and Cotton Valley formations at depths of approximately 12,000 to 14,000 feet. Legacy operates 1,017 active wells (1,011 producing, 6 injecting) in East Texas with working interests ranging from 13.1% to 100% and net revenue interests ranging from 16.6% to 86.8%. We also own another 398 non-operated wells (384 producing, 14 injecting). As of December 31, 2015, our properties in East Texas contained 71.6 MMBoe of net proved reserves with a standardized measure of $211.2 million. The average net daily production from this field was 14,183 Boe/d for the fourth quarter of 2015. The estimated reserve life (R/P) for this field is 13.8 years based on the annualized fourth quarter production rate.

Spraberry/War San Field. The Spraberry/War San field is located in Andrews, Howard, Midland, Martin, Reagan and Upton Counties, Texas. This Spraberry/War San field summary includes wells in the War San field which produce from the same formations and in the same area as our Spraberry field wells. This field produces from Spraberry and Wolfcamp age formations from 5,000 to 11,000 feet. We operate 250 active wells (244 producing, 6 injecting) in this field with working interests ranging from 4.7% to 100% and net revenue interests ranging from 4.7% to 90.1%. We also own another 184 non-operated wells (182 producing, 2 injecting). As of December 31, 2015, our properties in the Spraberry/War San field contained 6.2 MMBoe (67% liquids) of net proved reserves with a standardized measure of $58.9 million. The average net daily production from this field was 1,943 Boe/d for the fourth quarter of 2015. The estimated reserve life (R/P) for this field is 8.7 years based on the annualized fourth quarter production rate.

One well was drilled on our properties in the Spraberry/War San field in 2015. We have identified seven more proved undeveloped projects, primarily 40-acre infill drilling locations, and seven behind-pipe or proved developed non-producing recompletion projects in this field. We have also identified numerous unproved drilling locations in this field.

Piceance Basin. Legacy's wells in the Piceance Basin are located in Garfield County, Colorado in the Grand Valley, Parachute and Rulison fields. Most of the wells in these fields produce from the Williams Fork formation at depths of approximately 7,000 to 9,000 feet and some wells produce from the Wasatch formation at depths of 1,600 to 4,000 feet. Legacy's ownership in this basin is comprised of non-operated interests in 2,678 active wells acquired in the WPX Acquisition that escalated from an initial working interest of approximately 29% to approximately 37% on January 1, 2015 and 41% on January 1, 2016. As of December 31, 2015, our properties in the Piceance Basin contained 34.6 MMBoe (14% liquids) of net proved reserves with a standardized measure of $45.6 million. The average net daily production from this field was 12,219 Boe/d for the fourth quarter of 2015. The estimated reserve life (R/P) for this field is 7.8 years based on the annualized fourth quarter production rate.

Lea Field. The Lea field is located in Lea County, New Mexico. Our Lea field properties consist primarily of interests in the Lea Unit and Lea Federal Unit. The majority of the production from these properties is from the Bone Spring formation at depths of 9,500 feet to 11,500 feet. These properties also produce from the Morrow, Devonian, Delaware and Pennsylvania formations at depths ranging from 6,500 feet to 14,500 feet. We operate 28 wells (27 producing, 1 injecting) in the Lea Field with working interests ranging from 1.6% to 100% and net revenue interests ranging from 4.1% to 81.3%. As of December 31, 2015, our properties in the Lea Field contained 2.5 MMBoe (72% liquids) of net proved reserves with a standardized measure of $31.4 million. The average net daily production from this field was 497 Boe/d for the fourth quarter of 2015. The estimated reserve life (R/P) of the field is 14.0 years based on the annualized fourth quarter production rate.

Four wells were drilled on our properties in the Lea field in 2015. Our engineers have identified four additional proved and numerous unproved undeveloped horizontal Bone Spring drilling locations in the field.

Texas Panhandle Fields. The Texas Panhandle fields are located in Carson, Gray, Hartley, Hutchinson, Moore, Potter, Sherman and Wheeler Counties, Texas. The fields are produced from multiple formations of Permian age which primarily include the shallow Granite Wash, Brown Dolomite, and Red Cave formations from 2,500 to 4,000 feet. We operate 521 wells (483 producing, 38 injecting) in the Texas Panhandle fields with working interests ranging from 33.3% to 100% and net revenue interests ranging from 19.9% to 100%. We also own another 416 non-operated wells (407 producing, 9 injecting). As of December 31, 2015, our properties in the Texas Panhandle fields contained 3.6 MMBoe (75% liquids) of net proved reserves with a standardized measure of $20.7 million. The average net daily production from these fields was 856 Boe/d for the fourth quarter of 2015. The estimated reserve life (R/P) for these fields is 11.5 years based on the annualized fourth quarter production rate.

Deep Rock Field. The Deep Rock field is located in Andrews County, Texas. Most of the production in the field is from the Glorieta formation at depths of 5,630 to 6,000 feet. The field also produces from the Pennsylvanian, Devonian and Ellenburger formations at depths from 4,000 to 12,200 feet. We operate 32 wells (31 producing, 1 injecting) in the field with working interests ranging from 50% to 100% and net revenue interests ranging from 43.8% to 81.3%. We also own 24 non-operated wells (18 producing, 6 injecting). As of December 31, 2015, our properties in the Deep Rock field contained 1.4 MMBoe (98% liquids) of net proved reserves with a standardized measure of $16.7 million. The average net daily production from this field was 317 Boe/d for the fourth quarter of 2015. The estimated reserve life (R/P) for the field is 12.1 years based on the annualized production rate. Our engineers have identified two proved developed non-producing project in the field. We also have several additional unproved drilling locations and multiple unproved developed non-producing projects in the field.

Shafter Lake. The Shafter Lake field is located in Andrews County, Texas. Most of the production in the field is from the Clearfork formation at depths of 6,500 to 7,000 feet. The field also produces from the Yates, San Andres, Devonian and Ellenburger formations at depths from 4,000 to 12,000 feet. We operate 143 wells (102 producing, 41 injecting) in the field with working interests ranging from 7.6% to 100% and net revenue interests ranging from 2.5% to 87.5%. We also own 140 non-operated wells (133 producing, 7 injecting). As of December 31, 2015, our properties in the Shafter Lake field contained 1.1 MMBoe (96% liquids) of net proved reserves with a standardized measure of $14.7 million. The average net daily production from this field was 285 Boe/d for the fourth quarter of 2015. The estimated reserve life (R/P) for the field is 11.2 years based on the annualized production rate. Our engineers have identified five proved developed non-producing projects in the field. We also have numerous additional unproved drilling locations and multiple unproved developed non-producing projects in the field.

Jalmat Field. The Jalmat field is located in Lea County, New Mexico. Our Jalmat field properties consist primarily of interests in the Cooper Jal Unit, Jalmat Yates Unit and South Langlie Jal Unit. All of the production in the field is from the Yates, Seven Rivers and Queen formations which are under waterflood at depths of 2,900 to 3,800 feet. We operate 122 wells (75 producing, 47 injecting) in the field with working interests ranging from 72.6% to 81.8% and net revenue interests ranging from 2.6% to 82.8%. We also own 15 non-operated wells (12 producing, 3 injecting) in the field. As of December 31, 2015, our properties in the Jalmat field contained 1.9 MMBoe (93% liquids) of net proved reserves with a standardized measure of $13.5 million. The average net daily production from this field was 254 Boe/d for the fourth quarter of 2015. The estimated reserve life (R/P) for the field is 20.1 years based on the annualized fourth quarter production rate.

Winchester Field. The Winchester field is located in Lea County, New Mexico. Our Winchester field properties consist primarily of interests in the non-operated Ruger 31 Unit. The majority of the production from these properties is from the Bone Spring formation at depths of 9,500 feet to 11,500 feet. We operated 1 producing well with a 100% working interest and a net revenue interest of 84.5%. We also own 6 non-operated producing wells with a 51% average non-operated working interest and a 44.2% average net revenue interest. As of December 31, 2015, our properties in the Winchester Field contained 1.2 MMBoe (60% liquids) of net proved reserves with a standardized measure of $12.2 million. The average net daily production from this field was 577 Boe/d for the fourth quarter of 2015. The estimated reserve life (R/P) of the field is 5.6 years based on the annualized fourth quarter production rate. Our engineers have identified one proved undeveloped project in the field.

Denton Field. The Denton field is located in Lea County, New Mexico. The Devonian Formation at depths of 11,000 to 12,700 feet is the primary reservoir in the Denton field. Additional production has been developed in the Wolfcamp Formation at depths of 8,900 to 9,600 feet. We operate 20 producing wells in the Denton field with working interests ranging from 25% to 100% and net revenue interests ranging from 21.8% to 87.5%. We also own another 17 non-operated wells (13 producing, 4 injecting) in the field. As of December 31, 2015, our properties in the Denton field contained 1.4 MMBoe (86% liquids) of net proved preserves with a standardized measure of $11.8 million. The average net daily production from this field was 331 Boe/d for the fourth quarter of 2015. The estimated reserve life (R/P) for the field is 11.4 years based on the annualized fourth quarter production rate.

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

The following information represents estimates of our proved reserves as of December 31, 2015, 2014 and 2013. These reserve estimates have been prepared in compliance with the SEC rules and accounting standards using current costs and the average annual prices based on the unweighted arithmetic average of the first-day-of-the-month price for each month in the years ended December 31, 2015, 2014 and 2013. As a result of this methodology, we used an average WTI posted price of $46.79 per Bbl for oil and an average Platts' Henry Hub natural gas price of $2.59 per MMBtu to calculate our estimate of proved reserves as of December 31, 2015. Please see the table below.

	As of December 31,
	2015	2014	2013
Reserve Data:
Estimated net proved reserves:
Oil (MMBbls)	36.1	56.9	57.0
Natural Gas Liquids (MMBbls)	7.8	12.4	4.1
Natural Gas (Bcf)	721.6	418.0	159.0
Total (MMBoe)	164.2	139.0	87.6
Proved developed reserves (MMBoe)	161.7	126.4	75.9
Proved undeveloped reserves (MMBoe)	2.5	12.6	11.7
Proved developed reserves as a percentage of total proved reserves	98%	91%	87%
Standardized measure (in millions)(a)	$694.9	$1,754.6	$1,557.0
Oil and Natural Gas Prices(b)
Oil - WTI per Bbl	$46.79	$91.48	$93.42
Natural gas - Henry Hub per MMBtu	$2.59	$4.35	$3.67
____________________

(a)
Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission (using current costs and the average annual prices based on the unweighted arithmetic average of the first-day-of-the-month price) without giving effect to non-property related expenses such as general administrative expenses and debt service or to depletion, depreciation and amortization and discounted using an annual discount rate of 10%. For the purpose of calculating the standardized measure, the costs and prices are unescalated. Federal income taxes have not been deducted from future production revenues in the calculation of standardized measure as each partner is separately taxed on its share of Legacy's taxable income. In addition, Texas margin taxes and the federal income taxes associated with a corporate subsidiary have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure. Standardized measure does not give effect to derivative transactions. For a description of our derivative transactions, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Investing Activities.” Oil and natural gas prices as of each date are based on the unweighted arithmetic average of the first-day-of-the-month price for each month as posted by Plains Marketing L.P. and Platts Gas Daily for oil and natural gas, respectively, with these representative prices adjusted by property to arrive at the appropriate net sales price, which is held constant over the economic life of the property.

(b)
Oil and natural gas prices as of each date are based on the unweighted arithmetic average of the first day of the month price for each month as posted by Plains Marketing L.P. and Platts Gas Daily for oil and natural gas, respectively, with these representative prices adjusted by property to arrive at the appropriate net sales price, which is held constant over the economic life of the property.

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

From time to time, we engage LaRoche to prepare a reserve and economic evaluation of properties that we are considering purchasing. Neither LaRoche nor any of its employees have any interest in those properties, and the compensation for these engagements is not contingent on their estimates of reserves and future net revenues for the subject properties. During 2015, 2014 and 2013, we paid LaRoche approximately $621,822, $472,994 and $400,646, respectively, for such reserve and economic evaluations as well as its annual reserve report.

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

Legacy’s Corporate Planning Manager is the reservoir engineer primarily responsible for overseeing the preparation of reserve estimates by the third-party engineering firm, LaRoche. He has held a wide variety of technical and supervisory positions during a 38 year career with four publicly traded oil and natural gas producing companies, including Legacy. He has over 28 years of SEC reserve report preparation experience in addition to continuing education courses on reserve estimation and reporting, including one in 2009 covering the effect of the SEC’s Final Rule, Modernization of Oil and Gas Reporting. For the professional qualifications of the primary person responsible for the third-party reserve evaluation, please see the last paragraph of Exhibit 99.1 - Summary Reserve Report from LaRoche Petroleum Consultants, Ltd.

Production and Price History

The following table sets forth a summary of unaudited information with respect to our production and sales of oil and natural gas for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015(a)	2014(b)	2013
Production:
Oil (MBbls)	4,608	4,784	4,475
Natural gas liquids (MGal)	42,210	30,861	13,272
Gas (MMcf)	50,687	25,936	14,328
Total (MBoe)	14,061	9,841	7,179
Average daily production (Boe per day)	38,523	26,962	19,668
Average sales price per unit (excluding commodity derivative cash settlements):
Oil (per Bbl)	$43.37	$82.94	$90.62
NGL (per Gal)	$0.39	$0.89	$1.06
Gas (per Mcf)	$2.41	$4.17	$4.60
Combined (per Boe)	$24.09	$54.09	$67.63
Average sales price per unit (including commodity derivative cash settlements):
Oil (per Bbl)	$63.32	$81.80	$87.46
NGL (per Gal)	$0.39	$0.89	$1.06
Gas (per Mcf)	$3.22	$4.48	$5.09
Combined (per Boe)	$33.55	$54.36	$66.64
Average unit costs per Boe:
Production costs, excluding production and other taxes	$13.03	$18.98	$19.89
Ad valorem taxes	$0.81	$1.22	$1.65
Production and other taxes	$1.17	$3.20	$4.11
General and administrative	$3.31	$3.96	$4.03
Depletion, depreciation and amortization	$12.61	$17.65	$22.07
____________________

(a)	Reflects the production and operating results of the Anadarko Acquisitions properties from the closing date on July 31, 2015 through December 31, 2015.

(b)	Reflects the production and operating results of the WPX Acquisition properties from the closing date on June 4, 2014 through December 31, 2014.
Productive Wells

The following table sets forth information at December 31, 2015 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the product of our fractional working interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Operated	2,963	2,251	1,582	1,341	4,545	3,592
Non-operated	3,366	310	4,290	1,139	7,656	1,449
Total	6,329	2,561	5,872	2,480	12,201	5,041

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2015 relating to our leasehold acreage.

	Developed Acreage(a)		Undeveloped Acreage(b)		Total Acreage
	Gross(c)	Net(d)	Gross(c)	Net(d)	Gross(c)	Net(d)
Total	1,164,910	579,446	186,879	55,171	1,351,789	634,617
____________________

(a)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.

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

Drilling Activity

The following table sets forth information with respect to wells completed by Legacy during the years ended December 31, 2015, 2014 and 2013. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the numbers of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of oil and natural gas, regardless of whether they produce a reasonable rate of return.

	Year Ended December 31,
	2015	2014	2013
Gross:
Development
Productive	14	122	104
Dry	—	—	—
Total	14	122	104
Exploratory
Productive	—	—	2
Dry	—	—	—
Total	—	—	2
Net:
Development
Productive	3.8	41.1	28.3
Dry	—	—	—
Total	3.8	41.1	28.3
Exploratory
Productive	—	—	0.1
Dry	—	—	—
Total	—	—	0.1

Summary of Development Projects

For the year ended December 31, 2015, we invested approximately $36.8 million in implementing our development strategy, including $14.5 million related to the development of proved undeveloped reserves. We estimate that our capital expenditures for the year ending December 31, 2016 will be approximately $37 million for development drilling, recompletions and fracture stimulation and other development-related projects to implement this strategy. All of these development projects are located in the Permian Basin, East Texas, Wyoming, North Dakota and the East Binger field in Oklahoma. We will consider adjustments to this capital program based on our assessment of additional development opportunities that are identified during the year and the cash available to invest in our development projects.

Present Activities

As of  December 31, 2015, we were in the process of drilling or completing 6 gross (0.3 net) wells, all of which were development wells.

Operations

General

We operate approximately 62% of our net daily production of oil and natural gas. We design and manage the development, recompletion or workover for all of the wells we operate and supervise operation and maintenance activities. We do not own drilling rigs or any material oil field services equipment used for drilling or maintaining wells on properties we operate. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We employ drilling, production and reservoir engineers, geologists and other specialists who have worked and will work to improve production rates, increase reserves, and lower the cost of operating our oil and natural gas properties. We also employ field operating personnel including production superintendents, production foremen, production technicians and lease operators. We charge the non-operating partners an operating fee for operating the wells, typically on a fee per well-operated basis proportionate to each owner's working interest. Our non-operated wells are managed by third-party operators who are typically independent oil and natural gas companies.

Oil and Natural Gas Leases

The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any well drilled on the lease premises. In our areas of operation, this amount generally ranges from 12.5% to 33.7%, resulting in an 87.5% to 66.3% net revenue interest to the working interest owners, including us. Most of our leases are held by production and do not require lease rental payments.

Derivative Activity

We enter into derivative transactions with unaffiliated third parties with respect to oil and natural gas prices to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in oil and natural gas prices. We have entered into derivative contracts in the form of fixed price swaps for NYMEX WTI oil, NYMEX Henry Hub natural gas, West Texas Waha natural gas, Northwest Pipeline natural gas, NGPL Midcon natural gas, California SoCal natural gas and San Juan Basin natural gas as well as Midland-to-Cushing crude oil basis differentials. We have also entered into multiple NYMEX WTI oil derivative three-way collar contracts and enhanced swap contracts, as well as NYMEX Henry Hub natural gas three-way collar contracts. We also enter into derivative transactions with respect to LIBOR interest rates to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in LIBOR interest rates. All of our interest rate derivative transactions are LIBOR interest rate swaps. Our derivatives swap floating LIBOR rates for fixed rates. All of these commodity and interest rate contracts were executed in a costless manner, requiring no payment of premiums. Furthermore, none of our current derivative counterparties require us to post collateral. For a more detailed discussion of our derivative activities, please read “Business—Oil and Natural Gas Derivative Activities,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flow from Operations” and “—Quantitative and Qualitative Disclosures About Market Risk.”

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

Our units, which were first offered and sold to the public on January 12, 2007, are listed on the NASDAQ Global Select Market under the symbol “LGCY.” As of February 22, 2016, there were 69,500,408 units outstanding, held by approximately 147 holders of record, including units held by our Founding Investors. This number reflects only the holders of record, and does not reflect all beneficial owners of units, such as those who hold their units through a broker.

The following table presents the high and low sales prices for our units during the periods indicated (as reported on the NASDAQ Global Select Market) and the amount of the quarterly cash distributions we paid on each of our units with respect to such periods.

	Price Ranges		Cash Distribution	Cash Distribution
2015	High	Low	per Unit	to General Partner
First Quarter	$15.55	$8.06	$0.350	$6,409
Second Quarter	$14.40	$8.43	$0.350	$6,409
Third Quarter	$10.49	$3.70	$0.150	$2,747
Fourth Quarter	$6.12	$1.04	$—	$—
	Price Ranges		Cash Distribution	Cash Distribution
2014	High	Low	per Unit	to General Partner
First Quarter	$28.50	$24.75	$0.595	$10,895
Second Quarter	$31.84	$25.10	$0.610	$11,170
Third Quarter	$32.61	$26.60	$0.610	$11,170
Fourth Quarter	$29.71	$10.05	$0.610	$11,170

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

On January 21, 2016, the board of directors of our general partner announced the suspension of both our quarterly cash distributions to unitholders, and our monthly cash distributions to holders of our Preferred Units.

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

	Years Ended December 31,
	2015(a)	2014(b)	2013	2012(c)	2011
	(In thousands, except per unit data)
Statement of Operations Data:
Revenues:
Oil sales	$199,841	$396,774	$405,536	$286,254	$264,473
Natural gas liquids sales	16,645	27,483	14,095	14,592	18,888
Natural gas sales	122,293	108,042	65,858	45,614	53,524
Total revenues	338,779	532,299	485,489	346,460	336,885
Expenses:
Oil and natural gas production	194,491	198,801	154,679	112,951	96,914
Production and other taxes	16,383	31,534	29,508	20,778	20,329
General and administrative	46,511	38,980	28,907	24,526	23,084
Depletion, depreciation, amortization
and accretion	177,258	173,686	158,415	102,144	88,178
Impairment of long-lived assets	633,805	448,714	85,757	37,066	24,510
(Gain) loss on disposal of assets	(3,972)	(2,479)	579	(2,496)	(625)
Total expenses	1,064,476	889,236	457,845	294,969	252,390
Operating income (loss)	(725,697)	(356,937)	27,644	51,491	84,495
Other income (expense):
Interest income	329	873	776	16	15
Interest expense	(76,891)	(67,218)	(50,089)	(20,260)	(18,566)
Equity in income of partnerships	126	428	559	111	138
Net gains (losses) on commodity derivatives	98,253	138,092	(13,531)	38,493	6,857
Other	841	258	18	(118)	152
Income (loss) before income taxes	(703,039)	(284,504)	(34,623)	69,733	73,091
Income tax (expense) benefit	1,498	859	(649)	(1,096)	(1,030)
Net income (loss)	(701,541)	(283,645)	(35,272)	68,637	72,061
Distributions to preferred unitholders	(19,000)	(11,694)	—	—	—
Net income (loss) attributable to unitholders	$(720,541)	$(295,339)	$(35,272)	$68,637	$72,061

	Years Ended December 31,
	2015(a)	2014(b)	2013	2012(c)	2011
	(In thousands, except per unit data)
Income (loss) per unit
Basic and diluted	$(10.45)	$(4.92)	$(0.62)	$1.40	$1.63
Distributions paid per unit	$1.46	$2.41	$2.31	$2.23	$2.14

Cash Flow Data:
Net cash provided by operating activities	$2,046	$207,216	$241,134	$149,641	$184,237
Net cash used in
investing activities	$(377,420)	$(632,414)	$(209,401)	$(696,279)	$(206,816)
Net cash provided by (used in)
financing activities	$376,655	$423,339	$(32,658)	$546,996	$22,252
Capital expenditures	$579,463	$640,414	$204,911	$704,191	$207,565

	Historical As of December 31,
	2015(a)	2014(b)	2013	2012(c)	2011
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$2,006	$725	$2,584	$3,509	$3,151
Other current assets	127,453	191,529	72,115	84,401	56,634
Oil and natural gas properties, net of
accumulated depletion, depreciation
and amortization	1,408,956	1,639,974	1,535,429	1,571,926	959,329
Other assets	87,487	66,378	49,705	30,163	24,374
Total assets	$1,625,902	$1,898,606	$1,659,833	$1,689,999	$1,043,488
Current liabilities	$81,093	$97,576	$93,890	$103,723	$97,450
Long term debt	1,440,396	938,876	878,693	775,838	337,000
Other long-term liabilities	284,090	224,949	176,854	140,158	120,703
Partners’ equity	(179,677)	637,205	510,396	670,280	488,335
Total liabilities and partners’ equity	$1,625,902	$1,898,606	$1,659,833	$1,689,999	$1,043,488
____________________

(a)
Reflects Legacy’s purchase of the oil and natural gas properties acquired in the Anadarko Acquisitions as of the closing date of the acquisition on July 31, 2015. Consequently, the operations of these acquired properties are only included for the period from the closing date of the acquisition through December 31, 2015.

(b)
Reflects Legacy’s purchase of the oil and natural gas properties acquired in the WPX Acquisition as of the closing date of the acquisition on June 4, 2014. Consequently, the operations of these acquired properties are only included for the period from the closing date of the acquisition through December 31, 2014 and thereafter.

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

Overview

Because of our rapid growth through acquisitions and development of properties as well as large fluctuations in commodity prices, historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results. During 2015, we consummated $540.3 million of acquisitions, excluding $60.5 million of non-cash asset retirement obligations, consisting of 3 individually immaterial transactions and the Anadarko Acquisitions, which consisted of (1) 100% of the issued and outstanding limited liability company membership interests in Dew Gathering LLC, which owns directly and indirectly natural gas gathering and processing assets in Anderson, Freestone, Houston, Leon, Limestone and Robertson Counties, Texas (the "WGR Acquisition") from WGR Operating LP ("WGR"), and (2) various oil and natural gas properties and associated exploration and production assets (the "Anadarko E&P Acquisition," together with the WGR Acquisition, the "Anadarko Acquisitions") from Anadarko E&P Onshore LLC ("Anadarko"). The $540.3 million aggregate purchase price of properties acquired includes $51.0 million of properties that were divested the day after their acquisition. The operating results of these acquisitions have been included from their respective acquisition dates. The operating results of the acquisition of certain oil and natural gas properties located in the Piceance Basin of Colorado from a subsidiary of WPX Energy, Inc. (the “WPX Acquisition”) have been included since June 4, 2014.

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

Outlook. The current supply and demand environment for crude oil and natural gas has resulted in a prolonged significant decrease in commodity prices. Based on the sustained decrease in commodity prices through the date of this report, we expect a challenging 2016. Crude oil prices declined from an average of $92.91 per Bbl in 2014 to $48.81 per Bbl in 2015 and natural gas prices declined from an average of $4.26 per Mcf in 2014 to $2.63 per Mcf in 2015. As a result of the drastic decline in commodity prices in 2015, we recognized an impairment expense of $633.8 million in the value of our oil and natural gas properties. The drastic decline in commodity prices is also primarily responsible for an increase in operating loss from $356.9 million in 2014 to an operating loss of $725.7 million, including impairment of $633.8 million, in 2015 as compared to impairment of $448.7 million in 2014. A sustained period of reduced commodity prices will continue to have an adverse effect on our operating income in future periods resulting from decreased revenues and higher depletion rates. Further, a significant portion of our development projects have become uneconomic. As commodities futures prices have declined further subsequent to the date of these financial statements, we believe it is reasonably likely that additional impairments may occur. In response to this sustained low commodity price environment, we will maintain a small capital expenditure budget for 2016 of approximately $37.0 million which is effectively flat compared to 2015 levels. To illustrate the impact of further reduced commodity prices subsequent to December 31, 2015 on our proved reserves, we recalculated our proved reserves as of December 31, 2015, using the five-year average forward price as of February 12, 2016 for both WTI oil and NYMEX natural gas. While this 5-year NYMEX forward strip price is not necessarily indicative of our overall outlook on future commodity prices, this commonly used methodology may help provide investors with an understanding of the impact of a sustained low commodity price environment. Under such assumptions, we estimate our year-end proved reserves decreased by approximately 3% to 158.7 MMBoe from our previously reported 164.2 MMBoe, which is calculated as required by the SEC.

Depending on oil and natural gas prices in 2016, we could breach certain financial covenants under our revolving credit facility, which would constitute a default under our revolving credit facility. Such default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our revolving credit facility or foreclosure on our oil and natural gas properties. Certain payment defaults or acceleration under our revolving credit facility could cause a cross-default or cross-acceleration of all of our indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to date, which include the suspension of distributions to our unitholders and Preferred Unitholders, as well as asset sales completed and anticipated as of the date of this filing, will be viewed positively by our lenders. For further discussion on the consequences of a breach of such covenants, including a potential cross-default of all our existing indebtedness, please read “Risk Factors—Risks Related to Our Business—Continued low commodity prices may impact our ability to comply with debt covenants.”
Considering the current environment for the oil and natural gas industry, our goals in 2016 are to fund our operations and to reduce leverage from our internally generated cash flow as well as from additional select asset sales and to preserve financial flexibility and liquidity.
Oil prices have declined significantly since 2014. This has reduced, and will continue to reduce, our revenues and cash flows from operations. In order to mitigate the impact of lower oil and natural gas prices on our cash flows, we are a party to derivative agreements, and we intend to enter into derivative agreements in the future to reduce the impact of oil and natural gas price volatility on our cash flows. By removing a portion of our price volatility on our future oil and natural gas production through 2019, we have mitigated, but not eliminated, the potential effects of changing oil and natural gas prices on our cash flows from operations for those periods. While a significant portion of our natural gas production is covered by derivative agreements through 2019, thereby mitigating much of our exposure to natural gas price volatility, our oil derivative agreements cover much less of our oil production in future periods than in prior periods. As a point of reference, we had oil derivative contracts covering 3,604 MBbls in 2015 compared with oil derivative contracts covering only 1,399 MBbls for 2016 production. As such, we will have greater future exposure to decreased commodity prices than what is reflected in our historical results. Commodity prices may continue to be depressed for an extended period of time, which could alter our acquisition and exploration plans, and adversely affect our growth strategy and ability to access additional capital in the capital markets and through our revolving credit facility.

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

Our revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. As set forth under “Investing Activities,” we have entered into oil and natural gas derivatives designed to mitigate the effects of price fluctuations covering a portion of our expected production, which allows us to mitigate, but not eliminate, oil and natural gas price risk. We continuously conduct financial sensitivity analyses to assess the effect of changes in pricing and production. These analyses allow us to determine how changes in oil and natural gas prices will affect our ability to execute our capital investment programs and to meet future financial obligations. Further, the financial analyses allow us to monitor any impact such changes in oil and natural gas prices may have on the value of our proved reserves and their impact on any redetermination to our borrowing base under our revolving credit facility.

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

Operating Data
The following table sets forth our selected financial and operating data for the periods indicated.

	Year Ended December 31,
	2015(b)	2014(c)	2013
	(In thousands, except per unit data and production)
Revenues
Oil sales	$199,841	$396,774	$405,536
Natural gas liquids sales	16,645	27,483	14,095
Natural gas sales	122,293	108,042	65,858
Total revenues	$338,779	$532,299	$485,489
Expenses:
Oil and natural gas production	$183,163	$186,750	$142,798
Ad valorem taxes	11,328	12,051	11,881
Total	$194,491	$198,801	$154,679
Production and other taxes	$16,383	$31,534	$29,508
General and administrative, excluding transaction related costs and LTIP	$30,919	$29,760	$23,371
Transaction related costs	8,919	5,425	722
LTIP expense	6,673	3,795	4,814
Total general and administrative	$46,511	$38,980	$28,907
Depletion, depreciation, amortization and accretion	$177,258	$173,686	$158,415
Commodity derivative cash settlements:
Oil derivative cash settlements received (paid)	91,953	(5,431)	(14,160)
Natural gas derivative cash settlements received	40,972	8,097	7,104
Total commodity derivative cash settlements	132,925	2,666	(7,056)
Production:
Oil (MBbls)	4,608	4,784	4,475
Natural gas liquids (MGal)	42,210	30,861	13,272
Natural gas (MMcf)	50,687	25,936	14,328
Total (MBoe)	14,061	9,841	7,179
Average daily production (Boe/d)	38,523	26,962	19,668
Average sales price per unit (excluding commodity derivative cash settlements):
Oil price (per Bbl)	$43.37	$82.94	$90.62
Natural gas liquids price (per Gal)	$0.39	$0.89	$1.06
Natural gas price (per Mcf)(a)	$2.41	$4.17	$4.60
Combined (per Boe)	$24.09	$54.09	$67.63
Average sales price per unit (including commodity derivative cash settlements):
Oil price (per Bbl)	$63.32	$81.80	$87.46
Natural gas liquids price (per Gal)	$0.39	$0.89	$1.06
Natural gas price (per Mcf)(a)	$3.22	$4.48	$5.09
Combined (per Boe)	$33.55	$54.36	$66.64
Average WTI oil spot price (per Bbl)	$48.81	$92.91	$97.98
Average Henry Hub natural gas index price (per Mcf)	$2.63	$4.26	$3.66
Average unit costs per Boe:
Production costs, excluding production and other taxes	$13.03	$18.98	$19.89
Ad valorem taxes	$0.81	$1.22	$1.65
Production and other taxes	$1.17	$3.20	$4.11
General and administrative, excluding acquisition costs and LTIP	$2.20	$3.02	$3.26
Total general and administrative	$3.31	$3.96	$4.03
Depletion, depreciation, amortization and accretion	$12.61	$17.65	$22.07
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

(b)
Reflects the production and operating results of the oil and natural gas properties acquired in the Anadarko Acquisitions from the closing date of the acquisition on July 31, 2015 through December 31, 2015.

(c)
Reflects the production and operating results of the oil and natural gas properties acquired in the WPX Acquisition from the closing date of the acquisition on June 4, 2014 through December 31, 2014 and thereafter.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Legacy’s revenues from the sale of oil were $199.8 million and $396.8 million for the years ended December 31, 2015 and 2014, respectively. Legacy’s revenues from the sale of NGLs were $16.6 million and $27.5 million for the years ended December 31, 2015 and 2014, respectively. Legacy’s revenues from the sale of natural gas were $122.3 million and $108.0 million for the years ended December 31, 2015 and 2014, respectively. The $196.9 million decrease in oil revenue reflects a decrease in average realized price of $39.57 per Bbl (48%) to $43.37 for the year ended December 31, 2015 from $82.94 for the year ended December 31, 2014, and a decrease in oil production of 176 MBbls (4%). The decrease in realized oil price was primarily caused by a decrease in the average WTI crude oil price of $44.10, partially offset by a decrease in realized regional differentials during the year ended December 31, 2015 compared to the same period in 2014. The decrease in production is due to natural declines and greatly reduced capital spending for the year ended December 31, 2015 compared to the same period in 2014. The $10.8 million decrease in NGL revenues reflects a decrease in realized NGL price of $0.50 per Gal (56%) to $0.39 per Gal for the year ended December 31, 2015 from $0.89 per Gal for the year ended December 31, 2014, partially offset by an increase in NGL production of 11,349 MGals (37%) during 2015. The increase in NGL production is due primarily to 12,009 MGals of additional production from a full year of inclusion of volumes from the WPX Acquisition, partially offset by natural declines in other fields. The $14.3 million increase in natural gas revenues reflects an increase in our natural gas production volumes partially offset by a decrease in our realized natural gas prices. Our natural gas production increased by approximately 24,751 MMcf (95%), primarily due to our acquisitions, most notably the acquisitions of East Texas properties (12,548 MMcf), and additional production from a full year of inclusion of volumes from the WPX Acquisition (11,872 MMcf). Average realized gas prices decreased by $1.76 per Mcf (42%) to $2.41 per Mcf for the year ended December 31, 2015 from $4.17 per Mcf for the year ended December 31, 2014, primarily due to a decrease in the average NYMEX Henry Hub natural gas price of $1.63 per Mcf over the same time period.

For the year ended December 31, 2015, Legacy recorded $98.3 million of net gains on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivative contracts during the period and are primarily based on oil and natural gas futures prices. The net gain recognized during 2015 was due to the significant decrease in oil futures prices during 2015 as well as the addition of natural gas derivatives during 2015 and subsequent decline in natural gas prices. For the year ended December 31, 2014, Legacy recorded $138.1 million of net gains on oil and natural gas derivatives primarily due to the significant decrease in oil futures prices during 2014. Settlements of such contracts resulted in cash receipts of $132.9 million and $2.7 million during 2015 and 2014, respectively.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, decreased to $183.2 million ($13.03 per Boe) for the year ended December 31, 2015 from $186.8 million ($18.98 per Boe) for the year ended December 31, 2014. Production expenses decreased primarily due cost reductions realized on our historical properties, partially offset by increased production expenses associated with the acquisition of East Texas properties ($11.5 million). Additionally, production expenses per Boe decreased in 2015 compared to 2014 due to a full year of inclusion of lower cost production as a result of the WPX Acquisition, and the inclusion of lower cost production from the acquisition of natural gas weighted East Texas properties as well as a reduction in lifting costs in our historical properties. Legacy’s ad valorem tax expense decreased to $11.3 million ($0.81 per Boe) for the year ended December 31, 2015 from $12.1 million ($1.22 per Boe) for the year ended December 31, 2014 due to lower valuations of our oil and natural gas properties due to lower commodity prices, partially offset by increased well counts from our acquisition of additional oil and natural gas properties.

Legacy’s production and other taxes were $16.4 million and $31.5 million for the years ended December 31, 2015 and 2014, respectively. Production and other taxes decreased due to lower total revenues in 2015. On a per Boe basis, production and other taxes decreased to $1.17 for the year ended December 31, 2015 from $3.20 for the year ended December 31, 2014 due to lower total revenues and a full year of inclusion of WPX revenue, which is taxed at a significantly lower rate than our other properties.

Legacy’s general and administrative expenses were $46.5 million and $39.0 million for the years ended December 31, 2015 and 2014, respectively. General and administrative expenses increased approximately $7.5 million between periods primarily due to $3.5 million of increased acquisition-related expenses, $2.9 million of increased LTIP expenses and a $1.9 million increase in salary and benefit expenses, net of overhead recovery, due to the hiring of additional personnel commensurate with the growth of our asset base. These increases were partially offset by general cost reduction efforts.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $177.3 million and $173.7 million for the years ended December 31, 2015 and 2014, respectively. DD&A increased primarily due to the inclusion of depletion expense related to properties included in East Texas ($8.6 million), partially offset by lower depletion rates across our historical properties primarily related to impairment charges incurred in 2014 and 2015, which reduced our depletable cost basis. Our depletion rate per Boe for the year ended December 31, 2015 was $12.61 compared to $17.65 for the year ended December 31, 2014. This decrease is primarily driven by a lower net cost basis on our historical assets due to previously recognized depletion and impairment.

Impairment expense was $633.8 million and $448.7 million for the years ended December 31, 2015 and 2014, respectively. In 2015, Legacy recognized $598.1 million of impairment expense in 218 separate producing fields, due to the significant decrease in commodity prices during the year ended December 31, 2015 which decreased the expected future cash flows below the carrying value of the assets. As we have historically grown through the acquisition of oil and natural gas properties, most of which were purchased during higher commodity price environments, the sharp decline in oil and natural gas prices during 2015 resulted in a corresponding decrease in the expected future cash flows of such assets from the date of their acquisition as compared to December 31, 2015. As evidenced above, this decrease was not limited to any one field or area of operation, as it impacted the value of oil and natural gas assets across our portfolio. Additionally, we recorded impairment of $35.7 million related to unproved properties acquired since 2010 that, in the current and expected future commodity price environment, are no longer economically viable. In 2014, Legacy recognized impairment expense of $413.3 million in 250 separate producing fields due primarily to the decrease in commodity prices during the year ended December 31, 2014, which decreased the expected future cash flows below the carrying value of the assets. Additionally, we recorded impairment of $35.0 million related to unproved properties acquired since 2010 that, in the 2014 price environment, were no longer economically viable. The remaining $0.5 million was related to the impairment of goodwill recognized on the acquisition of a company in 2010. At the time of the acquisition, the company was performing accounting and engineering consulting for certain third-parties. As the company is no longer performing such services, we impaired the remaining goodwill.

Interest expense was $76.9 million and $67.2 million for the years ended December 31, 2015 and 2014, respectively. The increase in interest expense is primarily due to an increase of $7.3 million of interest expense related to a full year of interest on the Senior Notes issued in May 2014. Additionally, interest expenses related to our interest rate swaps increased by $1.0 million to $1.5 million in 2015 from $0.6 million in 2014. Cash payments on our interest rate swaps were $3.3 million and $3.2 million in 2015 and 2014, respectively.

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

Adjusted EBITDA is defined as net income (loss) plus:

•	Interest expense;

•	Income taxes;

•	Depletion, depreciation, amortization and accretion;

•	Impairment of long-lived assets;

•	(Gain) loss on sale of partnership investment;

•	(Gain) loss on disposal of assets;

•	Equity in (income) loss of equity method investees;

•	Unit-based compensation expense (benefit) related to LTIP unit awards accounted for under the equity or liability methods;

•	Minimum payments received in excess of overriding royalty interest earned;

•	Equity in EBITDA of equity method investee;

•	Net (gains) losses on commodity derivatives;

•	Net cash settlements received (paid) on commodity derivatives; and

•	Transaction related expenses.

The following table presents a reconciliation of Legacy’s consolidated net income (loss) to Adjusted EBITDA for the years ended December 31, 2015, 2014 and 2013, respectively.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net loss	$(701,541)	$(283,645)	$(35,272)
Plus:
Interest expense	76,891	67,218	50,089
Income tax expense (benefit)	(1,498)	(859)	649
Depletion, depreciation, amortization and accretion	177,258	173,686	158,415
Impairment of long-lived assets	633,805	448,714	85,757
(Gain) loss on disposal of assets	(3,972)	(2,479)	579
Equity in income of equity method investees	(126)	(428)	(559)
Unit-based compensation expense	6,673	3,795	4,814
Minimum payments received in excess of overriding royalty interest earned(a)	1,130	1,381	1,051
Equity in EBITDA of equity method investee(b)	169	805	727
Net (gains) losses on commodity derivatives	(98,253)	(138,092)	13,531
Net cash settlements received (paid) on commodity derivatives	132,925	2,666	(7,056)
Transaction related expenses	8,919	5,425	722
Adjusted EBITDA	$232,380	$278,187	$273,447
____________________

(a)
A portion of minimum payments received in excess of overriding royalties earned under a contractual agreement expiring December 31, 2019. The remaining amount of the minimum payments are recognized in net income.

(b)	EBITDA applicable to equity method investee is defined as the equity method investee's net income plus interest expense and depreciation.

For the year ended December 31, 2015, Adjusted EBITDA decreased 16% to $232.4 million from $278.2 million for the year ended December 31, 2014. This decrease is due primarily to significant declines in commodity prices. This decrease was partially offset by increased production from a full year of inclusion of the WPX Acquisition and the acquisitions of properties in East Texas as well as cash receipts of $132.9 million on our commodity derivatives during 2015 compared to cash receipts of $2.7 million during 2014. For the year ended December 31, 2014, Adjusted EBITDA increased 2% to $278.2 million from $273.4 million for the year ended December 31, 2013. This increase is due primarily to increased production from the WPX Acquisition and other recent acquisitions as well as cash receipts of $2.7 million on our commodity derivatives during 2014 compared to cash payments of $7.1 million during 2013. This increase was partially offset by higher production expenses and lower realized commodity prices.

Capital Resources and Liquidity

Legacy’s primary sources of capital and liquidity have been cash flow from operations, the issuance of the Senior Notes, the issuance of additional units and Preferred Units and bank borrowings, or a combination thereof. To date, Legacy’s primary use of capital has been for the acquisition and development of oil and natural gas properties and the repayment of bank borrowings.

Based upon current oil and natural gas price expectations and our commodity derivatives positions, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our revolving credit facility will provide us sufficient liquidity to fund our operations in 2016 including our planned capital expenditures of $37 million. However, depending on oil and natural gas prices in 2016, we could breach certain financial covenants under our revolving credit facility, which would constitute a default under our revolving credit facility. Such a default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and potential subsequent acceleration of all amounts outstanding under our revolving credit facility or foreclosure on our oil and natural gas properties. Certain payment defaults or acceleration under our revolving credit facility could cause a cross-default or cross-acceleration of all of our other indebtedness. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness. In light of this, we elected to suspend distributions to unitholders and distributions to the holders of our Preferred Units. Additionally, we have consummated and will continue to pursue certain credit-accretive asset sales comprised primarily of non-producing acreage and have used and will continue to use the proceeds of such asset sales to reduce total leverage. Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to operate or to maintain planned levels of capital expenditures. Please read “—Financing Activities—Our Revolving Credit Facility.”

The amounts available for borrowing under our revolving credit facility are re-determined at least semi-annually in April and October of each year. Pursuant to our entering into the Seventh Amendment to our revolving credit facility on February 19, 2016, our borrowing base was reduced to $725 million, leaving $105.6 million available for borrowing as of February 22, 2016. Our next such redetermination event will occur in April 2016. Based on current commodity prices we do not anticipate a reduction of the borrowing base to an amount below our borrowings outstanding. Should such a reduction occur we would be required to repay any amounts outstanding beyond the newly determined borrowing base.

Our commodity derivatives position, which we use to mitigate commodity price volatility and (if positive) support our borrowing capacity, resulted in $132.9 million of cash receipts in the year ended December 31, 2015. However, while a significant portion of our natural gas production is covered by derivative contracts, we have much less oil production covered by derivative contracts in future periods compared to historical periods. As a point of reference, we had oil derivative contracts covering 3,604 MBbls in 2015 compared with oil derivatives contracts covering only 1,399 MBbls for 2016 production. As such, we anticipate receiving less cash from the settlement of derivative contracts in 2016 as compared to 2015.

As market conditions warrant, we may, subject to certain restrictions, repurchase, exchange or otherwise pay down our outstanding debt, including our Senior Notes, in open market transactions, privately negotiated transactions, by tender offer or otherwise which may impact the trading liquidity of such securities. The amounts involved in any such transactions, individually or in the aggregate, may be material. The board of directors of our general partner has approved, subject to certain restrictions, to use up to $75 million to repurchase our Senior Notes. During February 2016, Legacy purchased approximately $104 million of original principal amount of its Senior Notes on the open market.

Cash Flow from Operations

Legacy’s net cash provided by operating activities was $2.0 million and $207.2 million for the years ended December 31, 2015 and 2014, respectively, with the 2015 period being unfavorably impacted by lower realized commodity prices, partially offset by lower production expenses and higher production volumes primarily related to acquisitions, most notably the Anadarko Acquisitions.

Legacy’s net cash provided by operating activities was $207.2 million and $241.1 million for the years ended December 31, 2014 and 2013, respectively, with the 2014 period being favorably impacted by higher production volumes primarily related to acquisitions, most notably the WPX Acquisition, and lower realized commodity prices, partially offset by higher expenses.

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

Investing Activities

Legacy’s cash capital expenditures were $577.2 million for the year ended December 31, 2015. The total includes $540.3 million related to the Anadarko Acquisitions and 3 individually immaterial acquisitions and $36.8 million of development projects. Included in the $540.3 million of properties acquired is $51.0 million of properties that were divested the day after their acquisition.

Legacy’s cash capital expenditures were $638.9 million for the year ended December 31, 2014. The total includes $505.5 million related to the WPX Acquisition and 6 individually immaterial acquisitions and $133.4 million of development projects.

We currently anticipate that our development capital budget, which predominantly consists of drilling, CO2 injection, recompletion and well stimulation projects, will be $37 million for the year ending December 31, 2016. Our borrowing capacity under our revolving credit facility is $105.6 million as of February 22, 2016. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of a CO2 purchase commitment and certain projects managed by other operators. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, non-operated capital requirements and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner as well as other regulatory matters.

We enter into oil and natural gas derivatives to reduce the impact of oil and natural gas price volatility on our operations. At February 22, 2016, we had in place oil, natural gas and price differential derivatives covering portions of our estimated 2016 through 2019 oil and natural gas production.

By reducing the cash flow effects of price volatility from a portion of our oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow from operations for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy institutions deemed by management as competent and competitive market makers. In addition, none of our current counterparties require us to post margin. However, we cannot be assured that all of our counterparties will meet their obligations under our derivative contracts. Due to this uncertainty, we routinely monitor the creditworthiness of our counterparties.

The following tables summarize, for the periods indicated, our oil and natural gas derivatives in place as of February 22, 2016 covering the period from January 1, 2016 through December 31, 2019. We use derivatives, including swaps, enhanced swaps and three-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are mostly settled based upon the monthly average closing price of front-month NYMEX WTI oil, the price on the last trading day of front-month NYMEX Henry Hub natural gas and published West Texas Waha prices of natural gas.

Oil Swaps:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2016	594,600	$68.37	$56.15	-	$99.85
2017	182,500	$84.75	$84.75

Natural Gas Swaps:

		Average
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Price Range per MMBtu
2016	29,019,200	$3.40	$3.29	-	$5.30
2017	27,600,000	$3.36	$3.29	-	$3.39
2018	27,600,000	$3.36	$3.29	-	$3.39
2019	25,800,000	$3.36	$3.29	-	$3.39

We have entered into regional crude oil differential swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) less a fixed-price differential. As noted above, we receive a discount to the NYMEX WTI crude oil price at the point of sale. Due to refinery downtimes and limited takeaway capacity that has impacted the Permian Basin, the difference between the WTI-ARGUS (Midland) price, which is the price we receive on almost all of our Permian crude oil production, and the WTI-ARGUS (Cushing) price reached historic highs in late 2012 and early 2013 and again in late 2014. We entered into these differential swaps to negate a portion of this volatility. The following table summarizes the oil differential swap contracts currently in place as of February 22, 2016:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2016	2,928,000	$(1.60)	$(1.50)	-	$(1.75)
2017	2,190,000	$(0.30)	$(0.05)	-	$(0.75)

We have also entered into multiple NYMEX West Texas Intermediate crude oil derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. For example, at an annual average WTI market price of $35.00 the summary positions below would result in a net price of $60.00 and $60.00, for 2016 and 2017, respectively. The following table summarizes the three-way oil collar contracts currently in place as of February 22, 2016:

		Average Short Put	Average Long Put	Average Short Call
Calendar Year	Volumes (Bbls)	Price per Bbl	Price per Bbl	Price per Bbl
2016	621,300	$63.37	$88.37	$106.40
2017	72,400	$60.00	$85.00	$104.20

We have also entered into multiple NYMEX WTI crude oil derivative enhanced swap contracts. The first type of enhanced swap contract combines buying a lower-priced put, selling a higher-priced put, and using the net proceeds from these positions to simultaneously obtain a swap at above market prices (“enhanced swap price”). If the market price is at or above the higher-priced short put, this contract allows us to settle at the enhanced swap price. If the market price is below the higher-priced short put but above the lower-priced long put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the higher-priced short put. If the market price is at or below the lower-priced long put, this contract allows us to settle for the lower-priced long put plus the spread between the enhanced swap price and the higher-priced short put. For example, at an annual average WTI market price of $35.00 the summary positions below would result in a net price of $66.70, $65.85 and $65.50, for 2016, 2017 and 2018, respectively. The following table summarizes these type of enhanced swap contracts currently in place as of February 22, 2016:

		Average Long Put	Average Short Put	Average Swap
Calendar Year	Volumes (Bbls)	Price per Bbl	Price per Bbl	Price per Bbl
2016	183,000	$57.00	$82.00	$91.70
2017	182,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

We have also entered into multiple NYMEX Henry Hub natural gas derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. For example, at an annual average Henry Hub market price of $2.50 the summary positions below would result in a net price of $3.00 for both 2016 and 2017. The following table summarizes the three-way natural gas collar contracts currently in place as of February 22, 2016:

	Volumes	Average Short Put	Average Long Put	Average Short Call
Calendar Year	(MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
2016	5,580,000	$3.75	$4.25	$5.08
2017	5,040,000	$3.75	$4.25	$5.53

We have also entered into multiple Henry Hub NYMEX to Northwest Pipeline, California SoCal NGI and San Juan Basin natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as of February 22, 2016 as indicated below:

	2016		2017
		Average		Average
	Volumes (MMBtu)	Price per MMBtu	Volumes (MMBtu)	Price per MMBtu
NWPL	14,977,818	$(0.19)	7,300,000	$(0.16)
SoCal	—	—	2,500,250	$0.11
San Juan	2,499,780	$(0.16)	2,500,250	$(0.10)

Financing Activities

Legacy’s net cash provided by financing activities was $376.7 million for the year ended December 31, 2015, compared to $423.3 million for the year ended December 31, 2014. During the year ended December 31, 2015, total net borrowings under our revolving credit facility were $499.0 million. Finally, Legacy had cash outflow during the year ended December 31, 2015 in the amount of $120.4 million for distributions to unitholders and our Series A and Series B Preferred unitholders. Cash provided by financing activities during the year ended December 31, 2014, included $239.0 million in net repayments under our revolving credit facility while we raised $297.0 million in proceeds, net of original issue discount, but excluding other offering expenses paid by Legacy, in our private offering of 6.625% senior notes due 2021, resulting in total net borrowings of $58.0 million. Additionally we received net proceeds from the issuance of our 8% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series A Preferred Units") and 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") in the amount of $229.5 million as well as $303.5 million of proceeds from our October public offering of units. Finally, Legacy had cash outflow during the year ended December 31, 2014 in the amount of $157.6 million for distributions to unitholders and our Series A and Series B Preferred unitholders, which was funded from cash flow from operations. Cash used in financing activities during the year ended December 31, 2013, included $140.0 million in net repayments under our revolving credit facility while we raised $241.3 million in proceeds, net of original issue discount and fees paid to initial purchasers, but excluding other offering expenses paid by Legacy, in our private offering of 6.625% senior notes due 2021, resulting in total net borrowings of $101.3 million. Additionally, Legacy had cash outflow during the year ended December 31, 2013 in the amount of $132.7 million for distributions to unitholders which was funded from cash flow from operations.

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

On June 4, 2014, Legacy issued 300,000 incentive distribution units representing limited partner interests in Legacy (the “Incentive Distribution Units”) to WPX Energy Rocky Mountain, LLC (“WPX”), an affiliate of WPX Energy, Inc. ("WPX Energy"), as part of the WPX Acquisition. The Incentive Distribution Units issued to WPX include 100,000 Incentive Distribution Units that immediately vested along with the ability to vest in up to an additional 200,000 Incentive Distribution Units (the “Unvested IDUs”) in connection with any future asset sales or transactions completed with us pursuant to the terms of the IDR Holders Agreement. Incentive Distribution Units that are not issued to WPX or other parties will remain in Legacy's treasury for the benefit of all limited partners until such time as Legacy may make future issuances of Incentive Distribution Units. 66,666 of the Unvested IDUs were forfeited on June 4, 2015, the first anniversary of the closing date of the WPX Acquisition. Effective January 1, 2016, WPX has assigned its vested and unvested IDUs to WPX Energy Holdings, LLC, a controlled affiliate of WPX Energy.

Our Revolving Credit Facility

Previous Credit Agreement

On March 10, 2011, Legacy entered into a five-year $1 billion secured revolving credit facility (as amended, the "Previous Credit Agreement"). Borrowings under the Previous Credit Agreement were set to mature on March 10, 2016.

Current Credit Agreement

On April 1, 2014, Legacy entered into a five-year $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, Compass Bank, as syndication agent, UBS Securities LLC and U.S. Bank National Association, as co-documentation agents and the lenders party thereto as amended most recently by the Seventh Amendment to the credit facility on February 19, 2016 (as amended, the “Current Credit Agreement”). Borrowings under the Current Credit Agreement mature on April 1, 2019. Legacy's obligations under the Current Credit Agreement are secured by mortgages on over 90% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in our operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit. The borrowing base is currently set at $725 million after the Seventh Amendment reduced the borrowing base from $900 million. As of February 22, 2016, we have approximately $619 million drawn under the Current Credit Agreement leaving approximately $105.6 million of current availability. The borrowing base is subject to semi-annual redeterminations on or about April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. We also have the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders, and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement so long as it does not increase the borrowing base then in effect.

The Current Credit Agreement permits Legacy to issue additional senior notes, whose proceeds are used to refinance such senior notes as well as an additional $300 million in aggregate principal amount of new senior notes, in each case, subject to specified conditions in the Current Credit Agreement (including pro forma compliance with the first lien debt to EBITDA ratio and interest coverage ratio described below), which include that the borrowing base shall be reduced by an amount equal to (i) (A)in the case of new senior notes, 25% of the stated principal amount of such senior notes and (B) in the case of refinancing senior notes, 100% of the portion of the new debt that exceeds the original principal amount of the senior notes being refinanced or (ii) in the sole discretion of the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement prior to the issuance of the senior notes or new debt, an amount less than the amount specified in clause (A). In addition, Legacy must prepay any amount outstanding under the Current Credit Agreement in excess of the redetermined borrowing base upon such a reduction.

We may elect that borrowings be comprised entirely of alternate base rate (ABR) loans or Eurodollar loans. Interest on the loans is determined as follows:

•
with respect to ABR loans, the alternate base rate equals the highest of the prime rate, the Federal funds effective rate plus 0.50%, or the one-month London interbank rate (“LIBOR”) plus 1.00%, plus an applicable margin ranging from and including 1.00% to 2.00% per annum, determined by the percentage of the borrowing base then in effect that is utilized, provided, that if the ratio of our first lien debt as of the last day of any fiscal quarter to our EBITDA (as defined in the Current Credit Agreement) for the four fiscal quarters ending on such day is greater than 3.00 to 1.00, then the applicable margin shall be increased by 0.50% during the next succeeding fiscal quarter, or

•
with respect to any Eurodollar loans, one-, two-, three- or six-month LIBOR plus an applicable margin ranging from and including 2.00% to 3.00% per annum, determined by the percentage of the borrowing base then in effect that is utilized.

We pay a commitment fee equal ranging from and including 0.375% to 0.50% per annum on the average daily amount of the unused amount of the commitments under the Current Credit Agreement, determined by the percentage of the borrowing base then in effect that is utilized, payable quarterly.

Interest is generally payable quarterly for ABR loans and on the last day of the applicable interest period for any Eurodollar loans.

Our Current Credit Agreement also contains various covenants that limit our ability to:

•	incur indebtedness;

•	enter into certain leases;

•	grant certain liens;

•	enter into certain derivatives;

•	make certain loans, acquisitions, capital expenditures and investments;

•	make distributions;

•	merge, consolidate or allow any material change in the character of our business;

•	repurchase Senior Notes;

•	engage in certain asset dispositions, including a sale of all or substantially all of our assets; or

•	maintain a consolidated cash balance in excess of $20 million without prepaying the loans in an amount equal to such excess.

Our Current Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
first lien debt to EBITDA for the four fiscal quarters ending on last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available to be greater than: (i) 3.50 to 1.00, at any time during the period from and including February 19, 2016 through December 31, 2016, (ii) 3.25 to 1.00, at any time during the fiscal quarter ending March 31, 2017, (iii) 3.00 to 1.00, at any time during the fiscal quarter ending June 30, 2017 and (iv) 2.50 to 1.00, at any time on or after July 1, 2017;

•
as of the last day of the most recent quarter, total EBITDA over the last four quarters to total Interest Expense over the last four quarters to be greater than (i) 2.50 to 1.00 for the fiscal quarters ending December 31, 2015 and March 31, 2016, (ii) 2.00 to 1.00 for the fiscal quarters ending June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017 and (iii) 2.50 to 1.00 for each fiscal quarter ending on or after September 30, 2017; and

•
consolidated current assets, as of the last day of the most recent quarter and including the unused amount of the total commitments, to consolidated current liabilities as of the last day of the most recent quarter of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under ASC 815, which includes the current portion of oil, natural gas and interest rate derivatives.

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

As of December 31, 2015, Legacy was in compliance with all financial and other covenants of the Current Credit Agreement. Depending on oil and natural gas prices in 2016, we could breach certain financial covenants under our revolving credit facility, which would constitute a default under our revolving credit facility. Such default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our revolving credit facility or foreclosure on our oil and natural gas properties. As previously noted, if the lenders under our revolving credit facility were to accelerate the indebtedness under our revolving credit facility as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness, including our Senior Notes, and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to date, which include the suspension of distributions to our unitholders and Preferred Unitholders, as well as asset sales completed and anticipated as of the date of this filing, will be viewed positively by our lenders.

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
Prior to December 1, 2016, we may redeem all or any part of the 2020 Senior Notes at the “make-whole” redemption price. In addition, prior to December 1, 2015, we may at our option, redeem up to 35% of the aggregate principal amount of the 2020 Senior Notes at the redemption price of 108% with the net proceeds of a public or private equity offering. We may be required to offer to repurchase the 2020 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Our and Legacy Reserves Finance Corporation's obligations under the 2020 Senior Notes are guaranteed by our 100% owned subsidiaries Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP, Legacy Reserves Services, Inc., Legacy Reserves Energy Services LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC, which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of our, or any other guarantor's, other debt; or (vii) upon merging into, or transferring all of its properties to us or another guarantor and ceasing to exist. Refer to Note 14 - Subsidiary Guarantors in the Notes to the Consolidated Financial Statements for further details on our guarantors.

The indenture governing the 2020 Senior Notes limits our ability and the ability of certain of our subsidiaries to (i) sell assets; (ii) pay distributions on, repurchase or redeem equity interests or purchase or redeem our subordinated debt, provided that such subsidiaries may pay dividends to the holders of their equity interests (including Legacy) and we may pay distributions to the holders of our equity interests subject to the absence of certain defaults, the satisfaction of a fixed charge coverage ratio test and so long as the amount of such distributions does not exceed the sum of available cash (as defined in Legacy's partnership agreement) at Legacy, net proceeds from the sales of certain securities and return of or reductions to capital from restricted investments; (iii) make certain investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from certain of our subsidiaries to Legacy; (vii) consolidate, merge or transfer all or substantially all of our assets; (viii) engage in certain transactions with affiliates; (ix) create unrestricted subsidiaries; and (x) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications. If at any time when the 2020 Senior Notes are rated investment grade by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services and no Default (as defined in the indenture) has occurred and is continuing, many of such covenants will terminate and Legacy and our subsidiaries will cease to be subject to such covenants. The indenture also includes customary events of default. Legacy is in compliance with all financial and other covenants of the 2020 Senior Notes. As previously noted, if the lenders under our revolving credit facility were to accelerate the indebtedness under our revolving credit facility as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness and permit the holders of such indebtedness to accelerate the maturities of such indebtedness.

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
Prior to June 1, 2017, Legacy may redeem all or any part of the 2021 Senior Notes at the “make-whole” redemption price as defined in the indenture. In addition, prior to June 1, 2016, Legacy may at its option, redeem up to 35% of the aggregate principal amount of the 2021 Senior Notes at the redemption price of 106.625% with the net proceeds of a public or private equity offering. Legacy may be required to offer to repurchase the 2021 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. The Partnership is in compliance with all financial and other covenants of the 2021 Senior Notes. Our and Legacy Reserves Finance Corporation's obligations under the 2021 Senior Notes are guaranteed by the same parties and on the same terms as our 2020 Senior Notes discussed above.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2015 is provided in the following table.

	Obligations Due in Period
Contractual Cash Obligations	2016	2017-2018	2019-2020	Thereafter	Total
	(In thousands)
Long-term debt
Revolving credit facility(a)	$—	$—	$608,000	$—	$608,000
Interest on revolving credit facility(b)	14,592	29,184	3,648	—	47,424
Senior Notes	—	—	300,000	550,000	850,000
Interest on Senior Notes	60,438	120,875	118,875	33,401	333,589
Derivative obligations(c)	2,019	—	—	—	2,019
Management compensation(d)	2,155	4,310	4,310	—	10,775
Asset retirement obligation(e)	3,496	52,855	12,536	217,518	286,405
CO2 purchase commitment(f)	3,494	12,639	16,430	17,195	49,758
Office lease	1,384	2,588	2,103	—	6,075
Total contractual cash obligations	$87,578	$222,451	$1,065,902	$818,114	$2,194,045
____________________

(a)	Represents amounts outstanding under our revolving credit facility as of December 31, 2015.

(b)	Based upon our weighted average interest rate of 2.40% under our revolving credit facility as of December 31, 2015.

(c)
Derivative obligations represent net liabilities for commodity and interest rate derivatives that were valued as of December 31, 2015, the ultimate settlement of which are unknown because they are subject to continuing market risk. Please read “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” for additional information regarding our derivative obligations.

(d)
The related employment agreements do not contain termination provisions; therefore, the ultimate payment obligation is not known. For purposes of this table, management has not reflected payments subsequent to 2020.

(e)	Asset retirement obligations of oil and natural gas assets, excluding salvage value and accretion, the ultimate settlement and timing of which cannot be precisely determined in advance.

(f)
Represents the value of the minimum volume of CO2 required to be purchased in the respective annual period. As the contract price per Mcf of CO2 is based on NYMEX WTI price on the date of purchase, we have assumed the NYMEX WTI strip price as of December 31, 2015.

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

Effect if Different Assumptions Used: Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the year ended December 31, 2015 by approximately 10%.

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

We do not specifically designate derivative instruments as cash flow hedges, even though they reduce our exposure to changes in oil and natural gas prices and interest rate changes. Therefore, the mark-to-market of these instruments is recorded in current earnings. We estimate market values utilizing software provided by a third party firm, which specializes in valuing derivatives, and validate these estimates by comparison to counterparty estimates as the basis for these end-of-period mark-to-market adjustments. In order to estimate market values, we use forward commodity price curves, if available, or estimates of forward curves provided by third party pricing experts. For our interest rate swaps, we use a yield curve based on money market rates and interest swap rates to estimate market value. When we record a mark-to-market adjustment resulting in a gain or loss in a current period, this change in fair value represents a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods. As shown in the previous tables, we have hedged a portion of our future production through 2019. Taking into account the mark-to-market liabilities and assets recorded as of December 31, 2015, the future cash obligations table presented above shows the amounts which we would expect to pay the counterparties over the time periods shown. As oil and gas prices rise and fall, our future cash obligations related to these derivatives will rise and fall.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03") which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 will become effective for public companies during interim and annual periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-03 will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of ASU 2014-15 and do not anticipate any impact on our consolidated financial statements.

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

As of December 31, 2015, the fair market value of Legacy’s commodity derivative positions was a net asset of $118.4 million. As of December 31, 2014, the fair market value of Legacy’s commodity derivative positions was a net asset of $153.1 million. We routinely monitor the credit default risk of our counterparties via risk monitoring services. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives for 2016 through December 31, 2019, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investing Activities.”

If oil prices decline by $1.00 per Bbl, then the standardized measure of our combined proved reserves as of December 31, 2015 would decline from $694.9 million to $675.5 million, or 2.8%. If natural gas prices decline by $0.10 per Mcf, then the standardized measure of our combined proved reserves as of December 31, 2015 would decline from $694.9 million to $662.4 million, or 4.7%. However, larger decreases in oil and natural gas prices, such as the recent drop in oil prices, may have a disproportionate impact on our standardized measure.

Interest Rate Risks

At December 31, 2015, Legacy had debt outstanding under the revolving credit facility of $608 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for the year ended December 31, 2015 on its floating rate borrowings was 2.82%. A 1% increase in LIBOR on Legacy’s outstanding floating rate debt as of December 31, 2015 would result in an estimated $2.6 million increase in annual interest expense as Legacy has entered into two tranches of interest rate swaps to mitigate the volatility of interest rates. The first tranche expires on September 1, 2017 and covers $115 million of floating rate debt with a weighted-average fixed rate of 0.85%. The second tranche expires on September 1, 2019 and covers $235 million of floating rate debt with a weighted-average fixed rate of 1.36%. It is never management's intention to hold or issue derivative instruments for speculative trading purposes. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in overhedged amounts.

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

Our management, with the participation of our general partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation and subject to the foregoing, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide reasonable assurance that such controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2015, management assessed the effectiveness of Legacy’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included design effectiveness and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets. Based on that assessment, management determined that Legacy maintained effective internal control over financial reporting as of December 31, 2015, based on those criteria.

BDO USA, LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2015, which is set forth below under “Attestation Report.”

Attestation Report

Report of Independent Registered Public Accounting Firm

Board of Directors and Unitholders
Legacy Reserves LP
Midland, Texas

We have audited Legacy Reserves LP’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Legacy Reserves LP’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Controls and Procedures - Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on Legacy Reserves LP’s internal control over financial reporting based on our audit.

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

In our opinion, Legacy Reserves LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Legacy Reserves LP as of December 31, 2015 and 2014, and the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Houston, Texas
February 26, 2016

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to include the information required by this Item 10 in Legacy’s definitive proxy statement for its 2016 annual meeting of unitholders under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

We intend to include information with respect to executive compensation in Legacy’s definitive proxy statement for its 2016 annual meeting of unitholders under the heading “Executive Compensation,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

We intend to include information regarding Legacy’s securities authorized for issuance under equity compensation plans and ownership of Legacy’s outstanding securities in Legacy’s definitive proxy statement for its 2016 annual meeting of unitholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” respectively, which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We intend to include the information regarding related party transactions in Legacy’s definitive proxy statement for its 2016 annual meeting of unitholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We intend to include information regarding principal accountant fees and services in Legacy’s definitive proxy statement for its 2016 annual meeting of unitholders under the heading “Independent Registered Public Accounting Firm,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2015.

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

4.6	—
First Supplemental Indenture, dated as of August 25, 2015, among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (related to 8% Senior Notes due 2020) (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q (File No. 001-33249) filed November 6, 2015, Exhibit 10.2)

4.7	—
First Supplemental Indenture, dated as of August 25, 2015, among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (related to 6.625% Senior Notes due 2021) (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q (File No. 001-33249) filed November 6, 2015, Exhibit 10.3)

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

Exhibit
Number		Description
10.2	—
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

10.11	—
Third Amendment to Third Amended and Restated Credit Agreement, dated December 29, 2014, among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Legacy Reserves LP's annual report on Form 10-K (File No. 001-33249) filed on February 27, 2015, Exhibit 10.11)

10.12	—
Fourth Amendment to Third Amended and Restated Credit Agreement, dated February 23, 2015, among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Legacy Reserves LP's annual report on Form 10-K (File No. 001-33249) filed on February 27, 2015, Exhibit 10.12)

Exhibit
Number		Description
10.13	—
Fifth Amendment to Third Amended and Restated Credit Agreement, dated August 5, 2015, among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q (File No. 001-33249) filed August 7, 2015, Exhibit 10.2)

10.14*	—
Sixth Amendment to Third Amended and Restated Credit Agreement, dated November 13, 2015, among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto

10.15	—
Seventh Amendment to Third Amended and Restated Credit Agreement, dated February 19, 2016, among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on February 24, 2016, Exhibit 10.1)

10.16	—
Amendment No. 1 to the Amended and Restated Legacy Reserves LP Long-Term Incentive Plan, dated as of June 12, 2015. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on June 12, 2015, Exhibit 10.1)

10.17†	—
Amended and Restated Legacy Reserves LP Long-Term Incentive Plan effective as of August 17, 2007 (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed August 23, 2007, Exhibit 10.1)

10.18†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Restricted Unit Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.6)

10.19†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Unit Option Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.7)

10.20†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Unit Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.8)

10.21†	—
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

10.23†	—
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

10.25†	—
Employment Agreement dated as of March 15, 2006, between Paul T. Horne and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333- 134056) filed May 12, 2006, Exhibit 10.12)

10.26†	—
Section 409A Compliance Amendment to Employment Agreement dated December 31, 2008, between Paul T. Horne and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed December 31, 2008, Exhibit 10.4)

10.27†	—
Employment Agreement effective April 1, 2012 between Micah C. Foster and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K (File No. 001-33249) filed April 25, 2012, Exhibit 10.1)

Exhibit
Number		Description
10.28†	—
Employment Agreement effective May 1, 2012 between Dan G. LeRoy and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP's quarterly report on Form 10-Q (File No. 001-33249) filed August 3, 2012, Exhibit 10.3)

10.29†	—
Employment Agreement effective September 24, 2012 between James Daniel Westcott and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP's quarterly report on Form 10-Q (File No. 001-33249) filed October 31, 2012, Exhibit 10.1)

10.30	—
Non-Executive Chairman Agreement by and among Legacy Reserves GP, LLC, Legacy Reserves Services, Inc. and Cary D. Brown, dated as of February 3, 2015. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on February 6, 2015, Exhibit 10.1)

10.31	—
Employment Agreement effective as of March 1, 2015, between Kyle M. Hammond and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on February 27, 2015, Exhibit 10.1)

10.32	—
Second Amendment to Employment Agreement effective as of March 1, 2015, between Legacy Reserves Services, Inc., Paul T. Horne and Legacy Reserves GP, LLC. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on February 27, 2015, Exhibit 10.2)

10.33	—
Second Amendment to Employment Agreement effective as of March 1, 2015, between Legacy Reserves Services, Inc., Kyle A. McGraw and Legacy Reserves GP, LLC. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on February 27, 2015, Exhibit 10.3)

10.34†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Objective) (Incorporated by reference to Legacy Reserves LP's annual report on Form 10-K (File No. 001-33249) filed on February 21, 2014, Exhibit 10.25)

10.35†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Subjective) (Incorporated by reference to Legacy Reserves LP's annual report on Form 10-K (File No. 001-33249) filed on February 21, 2014, Exhibit 10.26)

10.36	—
Purchase and Sale Agreement, by and between WPX Energy Rocky Mountain, LLC, Legacy Reserves Operating LP, Legacy Reserves GP, LLC and Legacy Reserves LP (schedules omitted pursuant to Item 601(b)(2) of Regulation S-K), dated May 2, 2014 (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed May 6, 2014, Exhibit 2.1)

10.37	—
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2016.

LEGACY RESERVES LP

By:	LEGACY RESERVES GP, LLC,
its general partner

By:	/S/ JAMES DANIEL WESTCOTT
	Name:	James Daniel Westcott
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Paul T. Horne and James Daniel Westcott, or either of them, each with power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all subsequent amendments and supplements to this Annual Report on Form 10-K, and to file the same, or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby qualifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ PAUL T. HORNE	President, Chief Executive Officer and Director	February 26, 2016
Paul T. Horne	(Principal Executive Officer)
/S/ JAMES DANIEL WESTCOTT	Executive Vice President and Chief Financial Officer	February 26, 2016
James Daniel Westcott	(Principal Financial Officer)
/S/ MICAH C. FOSTER	Chief Accounting Officer and Controller	February 26, 2016
Micah C. Foster	(Principal Accounting Officer)
/S/ KYLE A. MCGRAW	Executive Vice President, Chief Development Officer and Director	February 26, 2016
Kyle A. McGraw
/S/ CARY D. BROWN	Chairman	February 26, 2016
Cary D. Brown
/S/ DALE A. BROWN	Director	February 26, 2016
Dale A. Brown
/S/ WILLIAM R. GRANBERRY	Director	February 26, 2016
William R. Granberry
/S/ G. LARRY LAWRENCE	Director	February 26, 2016
G. Larry Lawrence
/S/ WILLIAM D. SULLIVAN	Director	February 26, 2016
William D. Sullivan
/S/ KYLE D. VANN	Director	February 26, 2016
Kyle D. Vann

Report of Independent Registered Public Accounting Firm

Board of Directors and Unitholders
Legacy Reserves LP
Midland, Texas

We have audited the accompanying consolidated balance sheets of Legacy Reserves LP as of December 31, 2015 and 2014 and the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of Legacy Reserves LP’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legacy Reserves LP at December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Legacy Reserves LP’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
February 26, 2016

LEGACY RESERVES LP

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014

	2015	2014
	(In thousands)
ASSETS
Current assets:
Cash	$2,006	$725
Accounts receivable, net:
Oil and natural gas	33,944	49,390
Joint interest owners	25,378	16,235
Other	86	237
Fair value of derivatives (Notes 8 and 9)	63,711	120,305
Prepaid expenses and other current assets	4,334	5,362
Total current assets	129,459	192,254
Oil and natural gas properties, at cost:
Proved oil and natural gas properties using the successful efforts method of accounting	3,485,634	2,946,820
Unproved properties	13,424	47,613
Accumulated depletion, depreciation, amortization and impairment	(2,090,102)	(1,354,459)
	1,408,956	1,639,974
Other property and equipment, net of accumulated depreciation and amortization of $8,915 and $7,446, respectively	4,575	3,767
Operating rights, net of amortization of $4,953 and $4,509, respectively	2,064	2,508
Fair value of derivatives (Notes 8 and 9)	56,373	32,794
Other assets, net of amortization of $15,563 and $12,551, respectively	23,829	24,255
Investments in equity method investees	646	3,054
Total assets	$1,625,902	$1,898,606
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$13,581	$2,787
Accrued oil and natural gas liabilities (Note 1)	50,573	78,615
Fair value of derivatives (Notes 8 and 9)	2,019	2,080
Asset retirement obligation (Note 11)	3,496	3,028
Other (Notes 8 and 13)	11,424	11,066
Total current liabilities	81,093	97,576
Long-term debt (Note 3)	1,440,396	938,876
Asset retirement obligation (Note 11)	282,909	223,497
Fair value of derivatives (Notes 8 and 9)	—	—
Other long-term liabilities	1,181	1,452
Total liabilities	1,805,579	1,261,401
Commitments and contingencies (Note 6)
Partners’ equity (deficit):
Series A Preferred equity - 2,300,000 units issued and outstanding at December 31, 2015 and December 31, 2014	55,192	55,192
Series B Preferred equity - 7,200,000 units issued and outstanding at December 31, 2015 and December 31, 2014	174,261	174,261
Incentive distribution equity - 100,000 units issued and outstanding at December 31, 2015 and December 31, 2014	30,814	30,814
Limited partners' equity (deficit) - 68,949,961 and 68,910,784 units issued and outstanding at December 31, 2015 and 2014, respectively	(439,811)	376,885
General partner’s equity (deficit) (approximately 0.03%)	(133)	53
Total partners’ equity (deficit)	(179,677)	637,205
Total liabilities and partners’ equity	$1,625,902	$1,898,606
See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
	(In thousands, except per unit data)
Revenues:
Oil sales	$199,841	$396,774	$405,536
Natural gas liquids (NGL) sales	16,645	27,483	14,095
Natural gas sales	122,293	108,042	65,858
Total revenues	338,779	532,299	485,489
Expenses:
Oil and natural gas production	194,491	198,801	154,679
Production and other taxes	16,383	31,534	29,508
General and administrative	46,511	38,980	28,907
Depletion, depreciation, amortization and accretion	177,258	173,686	158,415
Impairment of long-lived assets	633,805	448,714	85,757
(Gain) loss on disposal of assets	(3,972)	(2,479)	579
Total expenses	1,064,476	889,236	457,845
Operating income (loss)	(725,697)	(356,937)	27,644
Other income (expense):
Interest income	329	873	776
Interest expense (Notes 3, 8 and 9)	(76,891)	(67,218)	(50,089)
Equity in income of equity method investees	126	428	559
Net gains (losses) on commodity derivatives (Notes 8 and 9)	98,253	138,092	(13,531)
Other	841	258	18
Loss before income taxes	(703,039)	(284,504)	(34,623)
Income tax (expense) benefit	1,498	859	(649)
Net loss	$(701,541)	$(283,645)	$(35,272)
Distributions to preferred unitholders	(19,000)	(11,694)	—
Net loss attributable to unitholders	$(720,541)	$(295,339)	$(35,272)
Loss per unit — basic and diluted (Note 12)	$(10.45)	$(4.92)	$(0.62)
Weighted average number of units used in
computing loss per unit —
Basic	68,928	60,053	57,220
Diluted	68,928	60,053	57,220

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF UNITHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Series A Preferred Equity		Series B Preferred Equity		Incentive Distribution Equity		Unitholders' Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Limited Partner Units	Limited Partner Amount	General Partner Amount	Total Partners' Equity (Deficit)
	(In thousands)
Balance, December 31, 2012	—	$—	—	$—	—	$—	57,039	$670,183	$97	$670,280
Units issued to Legacy Board of Directors for services	—	—	—	—	—	—	18	509	—	509
Unit-based compensation	—	—	—	—	—	—	—	3,582	—	3,582
Vesting of restricted units	—	—	—	—	—	—	70	—	—	—
Offering costs associated with the issuance of units	—	—	—	—	—	—	—	(25)	—	(25)
Units issued in exchange for investment in equity method investee	—	—	—	—	—	—	153	4,001	—	4,001
Redemption of general partner interest	—	—	—	—	—	—	—	—	(12)	(12)
Distributions to unitholders, $2.31 per unit	—	—	—	—	—	—	—	(132,667)	—	(132,667)
Net loss	—	—	—	—	—	—	—	(35,261)	(11)	(35,272)
Balance, December 31, 2013	—	—	—	—	—	—	57,280	510,322	74	510,396
Units issued to Legacy Board of Directors for services	—	—	—	—	—	—	18	499	—	499
Issuance of preferred units, net	2,300	55,192	7,200	174,261	—	—	—	—	—	229,453
Unit-based compensation	—	—	—	—	—	—	—	3,797	—	3,797
Vesting of restricted and phantom units	—	—	—	—	—	—	113	—	—	—
Issuance of units, net	—	—	—	—	—	—	11,500	303,457	—	303,457
Incentive Distribution Units issued in exchange for oil and natural gas properties	—	—	—	—	100	30,814	—	—	—	30,814
Distributions to preferred unitholders	—	—	—	—	—	—	—	(11,694)	—	(11,694)
Distributions to unitholders, $2.405 per unit	—	—	—	—	—	—	—	(145,872)	—	(145,872)
Net loss	—	—	—	—	—	—	—	(283,624)	(21)	(283,645)
Balance, December 31, 2014	2,300	55,192	7,200	174,261	100	30,814	68,911	376,885	53	637,205
Units issued to Legacy Board of Directors for services	—	—	—	—	—	—	66	604	—	604
Unit-based compensation	—	—	—	—	—	—	—	5,858	—	5,858
Vesting of restricted and phantom units	—	—	—	—	—	—	78	—	—	—
Offering costs associated with the issuance of units	—	—	—	—	—	—	—	(103)	—	(103)
Units received in exchange for interest in equity method investee	—	—	—	—	—	—	(105)	(1,349)	—	(1,349)
Distributions to preferred unitholders	—	—	—	—	—	—	—	(19,000)	—	(19,000)
Distributions to unitholders, $1.46 per unit	—	—	—	—	—	—	—	(101,351)	—	(101,351)
Net loss	—	—	—	—	—	—	—	(701,355)	(186)	(701,541)
Balance, December 31, 2015	2,300	$55,192	7,200	$174,261	100	$30,814	68,950	$(439,811)	$(133)	$(179,677)

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(701,541)	$(283,645)	$(35,272)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	177,258	173,686	158,415
Amortization of debt discount and issuance costs	5,532	4,637	3,780
Impairment of long-lived assets	633,805	448,714	85,757
(Gains) losses on derivatives	(99,971)	(140,771)	8,743
Equity in income of equity method investees	(126)	(428)	(559)
Distribution from equity method investee	191	1,467	861
Unit-based compensation	6,451	2,089	3,142
(Gain) loss on disposal of assets	(3,972)	(2,479)	579
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, oil and natural gas	15,447	(1,962)	(9,882)
(Increase) decrease in accounts receivable, joint interest owners	(9,143)	297	11,319
(Increase) decrease in accounts receivable, other	151	389	(75)
(Increase) decrease in other assets	333	(1,193)	618
Increase (decrease) in accounts payable	10,794	(3,228)	4,194
Increase (decrease) in accrued oil and natural gas liabilities	(28,042)	15,454	12,999
Decrease in other liabilities	(5,121)	(5,811)	(3,485)
Total adjustments	703,587	490,861	276,406
Net cash provided by operating activities	2,046	207,216	241,134
Cash flows from investing activities:
Investment in oil and natural gas properties	(577,186)	(638,942)	(202,419)
Proceeds from sale of assets	69,118	5,334	2,566
Investment in other equipment	(2,277)	(1,472)	(2,492)
Net cash settlements on commodity derivatives	132,925	2,666	(7,056)
Net cash used in investing activities	(377,420)	(632,414)	(209,401)
Cash flows from financing activities:
Proceeds from long-term debt	840,000	1,333,000	802,263
Payments of long-term debt	(341,000)	(1,275,000)	(701,000)
Payments of debt issuance costs	(1,891)	(10,005)	(1,217)
Proceeds from issuance of limited partner interests, net	(103)	532,910	(25)
Redemption of general partner interest	—	—	(12)
Distributions to unitholders	(120,351)	(157,566)	(132,667)
Net cash provided by (used in) financing activities	376,655	423,339	(32,658)
Net increase (decrease) in cash	1,281	(1,859)	(925)
Cash, beginning of period	725	2,584	3,509
Cash, end of period	$2,006	$725	$2,584
Non-Cash Investing and Financing Activities:
Asset retirement obligation costs and liabilities	$92	$941	$494
Asset retirement obligations associated with property acquisitions	$60,526	$50,487	$10,969
Asset retirement obligations associated with properties sold	$(9,386)	$(5,891)	$(1,606)
Units issued (acquired) in exchange for investment in equity method investee	$(1,349)	$—	$4,001
Incentive Distribution units issued in exchange for oil and natural gas properties	$—	$30,814	$—
Note receivable received in exchange for the sale of oil and
natural gas properties	$—	$—	$11,857

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

Legacy owns and operates oil and natural gas producing properties located primarily in East Texas, the Permian Basin (West Texas and Southeast New Mexico), Rocky Mountain and Mid-Continent regions of the United States. Legacy has acquired oil and natural gas producing properties and drilled and undrilled leasehold.

The accompanying financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred.

(b) Accounts Receivable

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

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in Legacy's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. For the year ended December 31, 2015, Legacy recognized $633.8 million of impairment expense, $598.1 million of of which was in 218 separate producing fields, due to the significant decline in commodity prices during the year ended December 31, 2015, which decreased the expected future cash flows below the carrying value of the assets. The remainder of the impairment related primarily to unproven properties. For the year ended December 31, 2014, Legacy recognized $448.7 million of impairment expense, $413.3 million of which was in 250 separate producing fields, due to the significant decline in commodity prices during the year ended December 31, 2014, which decreased the expected future cash flows below the carrying value of the assets. As Legacy has historically grown through the acquisition of oil and natural gas properties, most of which were acquired during higher commodity price environments, the sharp decline in oil and natural gas prices during the latter portion of 2014 resulted in a corresponding decrease in the expected future cash flows of such assets from the date of their acquisition as compared to December 31, 2014. As evidenced above, this decrease was not limited to any one field or area of operation, as it impacted the value of assets across Legacy's portfolio. The remainder of the impairment related primarily to unproven properties. For the year ended December 31, 2013, Legacy recognized $78.0 million of impairment expense on 98 separate producing fields, due primarily to the decrease in commodity prices primarily related to natural gas differentials during the year ended December 31, 2013, combined with higher lifting costs, which decreased the expected future cash flows below the carrying value of the assets.

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred. During the years ended December 31, 2015, 2014 and 2013, Legacy recognized $35.7 million, $35.0 million and $7.8 million of impairment of unproven properties, respectively.

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

Legacy recorded income tax (expense) benefit of $1.5 million, $0.9 million and $(0.6) million for the years ended December 31, 2015, 2014 and 2013, respectively, which consists primarily of the Texas margin tax and federal income tax on a corporate subsidiary which employs full and part-time personnel providing services to the Partnership. The Partnership’s total effective tax rate differs from statutory rates for federal and state purposes primarily due to being structured as a limited partnership, which is a pass-through entity for federal income tax purposes.

Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. In addition, individual unitholders have different investment bases depending upon the timing and price of acquisition of their common units, and each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the consolidated financial statements. As a result, the aggregate difference in the basis of net assets for financial and tax reporting purposes cannot be readily determined as the Partnership does not have access to information about each unitholder’s tax attributes in the Partnership. However, with respect to the Partnership, the Partnership’s book basis in its net assets exceeds the Partnership’s net tax basis by $1.4 billion at December 31, 2015.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f) Derivative Instruments and Hedging Activities

Legacy uses derivative financial instruments to achieve more predictable cash flows by reducing its exposure to oil and natural gas price fluctuations and interest rate changes. Legacy does not specifically designate derivative instruments as cash flow hedges, even though they reduce its exposure to changes in oil and natural gas prices and interest rates. Therefore, Legacy records the change in the fair market values of oil and natural gas derivatives in current earnings. Changes in the fair values of interest rate derivatives are recorded in interest expense (see Notes 8 and 9).

(g) Use of Estimates

Management of Legacy has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates. Estimates which are particularly significant to the consolidated financial statements include estimates of oil and natural gas reserves, valuation of derivatives, impairment of oil and natural gas properties, depreciation, depletion and amortization, asset retirement obligations and accrued revenues.

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

Natural gas imbalances occur when Legacy sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If Legacy receives less than its entitled share, the underproduction is recorded as a receivable. Legacy did not have any significant natural gas imbalance positions as of December 31, 2015, 2014 and 2013.

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

(j) Intangible assets

Legacy has capitalized certain operating rights acquired in the acquisition of oil and natural gas properties. The operating rights, which have no residual value, are amortized over their estimated economic life of approximately 15 years beginning July 1, 2006. Amortization expense is included as an element of depletion, depreciation, amortization and accretion expense. Impairment is assessed on a quarterly basis or when there is a material change in the remaining useful life. The expected amortization expenses for 2016, 2017, 2018, 2019 and 2020 are $417,000, $396,000, $358,000, $349,000 and $322,000, respectively.

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

 (o) Unit-Based Compensation

Concurrent with its formation on March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was created. Due to Legacy’s history of cash settlements for option exercises and certain phantom unit awards, Legacy accounts for these awards under the liability method, which requires the Partnership to recognize the fair value of each unit option at the end of each period. Expense or benefit is recognized as the fair value of the liability changes

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from period to period. Legacy accounts for executive phantom unit and restricted unit awards under the equity method. Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at December 31, 2015, do not include 550,447 units related to unvested restricted unit awards.

(p) Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of December 31, 2015 and 2014.

	December 31,
	2015	2014
	(In thousands)
Revenue payable to joint interest owners	$15,253	$19,267
Accrued lease operating expense	19,007	21,177
Accrued capital expenditures	2,881	20,773
Accrued ad valorem tax	8,723	9,382
Other	4,709	8,016
	$50,573	$78,615

  (2) Fair Values of Financial Instruments

The estimated fair values of Legacy’s financial instruments closely approximate the carrying amounts except as discussed below:

Debt. The carrying amount of the revolving long-term debt approximates fair value because Legacy’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The fair value of the 8% senior notes due 2020 (the "2020 Senior Notes") and the 6.625% senior notes due 2021 (the "2021 Senior Notes") was $84.0 million and $165.6 million, respectively, as of December 31, 2015. As these valuations are based on unadjusted quoted prices in an active market, the fair values would be classified as Level 1.

Long-term incentive plan obligations. See Note 13 for discussion of process used in estimating the fair value of the long-term incentive plan obligations.

Derivatives. See Note 8 for discussion of process used in estimating the fair value of commodity price and interest rate derivatives.

 (3) Long-Term Debt

Long-term debt consists of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Credit Facility due 2019	$608,000	109,000
8% Senior Notes due 2020	300,000	300,000
6.625% Senior Notes due 2021	550,000	550,000
	1,458,000	959,000
Unamortized discount on Senior Notes	(17,604)	(20,124)
Total long term debt	$1,440,396	$938,876

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facility

Previous Credit Agreement: On March 10, 2011, Legacy entered into a five-year $1 billion secured revolving credit facility (as amended, the "Previous Credit Agreement"). Borrowings under the Previous Credit Agreement were set to mature on March 10, 2016.

Current Credit Agreement: On April 1, 2014, Legacy entered into a five-year $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, as amended through the Seventh Amendment, (the "Current Credit Agreement") which replaced the Previous Credit Agreement. Borrowings under the Current Credit Agreement mature on April 1, 2019. Legacy's obligations under the Current Credit Agreement are secured by mortgages on over 90% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in its operating subsidiaries. The amount available for borrowing at any one time is limited to the lesser of the borrowing base and the facility amount and contains a $2 million sub-limit for letters of credit. The borrowing base at December 31, 2015 was set at $900 million, but was reduced to $725 million on February 19, 2016 pursuant to the Seventh Amendment to the revolving credit facility. Please see Note 15, Subsequent Events for more details. The borrowing base is subject to semi-annual redeterminations on April 1 and October 1 of each year. Any borrowings in excess of the redetermined borrowing base must be repaid. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. Legacy also has the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base then in effect. Any increase in the borrowing base requires the consent of all the lenders and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement. If the requisite lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement so long as it does not increase the borrowing base then in effect. Under the Current Credit Agreement, interest on debt outstanding is charged based on Legacy's selection of a one-, two-, three- or six-month LIBOR rate plus 1.5% to 2.5%, or the ABR which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or one-month LIBOR plus 1.00%, plus an applicable margin from 0.5% to 1.5% per annum, determined by the percentage of the borrowing base then in effect that is drawn.

The Current Credit Agreement contains various covenants that limit Legacy's ability to: (i) incur indebtedness, (ii) enter into certain leases, (iii) grant certain liens, (iv) enter into certain swaps, (v) make certain loans, acquisitions, capital expenditures and investments, (vi) make distributions other than from available cash, (vii) merge, consolidate or allow any material change in the character of its business and (viii) engage in certain asset dispositions, including a sale of all or substantially all of its assets. The Current Credit Agreement also contains covenants that, among other things, require Legacy to maintain specified ratios or conditions. As of December 31, 2015 these covenants were as follows: (i) secured debt at any time to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter preceding such day of not more than 2.5 to 1.0, (ii) as of the last day of the most recent quarter, total EBITDA over the last four quarters to total interest expense over the last four quarters to be greater than 2.5 to 1.0 and (iii) consolidated current assets, as of the last day of the most recent quarter and including the unused amount of the total commitments, to consolidated current liabilities as of the last day of the most recent quarter of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under FASB Accounting Standards Codification 815, which includes the current portion of oil, natural gas and interest rate derivatives.

As of December 31, 2015, Legacy had outstanding borrowings of $608 million under the Current Credit Agreement at a weighted average interest rate of 2.40%. Thus, Legacy had approximately $291.6 million of borrowing availability remaining. As of February 23, 2016, Legacy had approximately $105.6 million of borrowing availability remaining as a result of the borrowing base reduction to $725 million in accordance with the Seventh

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amendment to the revolving credit facility. For the year ended December 31, 2015, Legacy paid $9.4 million of interest expense on the Current Credit Agreement, $24.0 million on the 2020 Senior Notes and $36.4 million on the 2021 Senior Notes.

At December 31, 2015, Legacy was in compliance with all covenants contained in the Current Credit Agreement. Depending on oil and natural gas prices in 2016, we could breach certain financial covenants under our revolving credit facility, which would constitute a default under our revolving credit facility. Such default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our revolving credit facility or foreclosure on our oil and natural gas properties. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to date, which include the suspension of distributions to our unitholders and Preferred Unitholders, as well as asset sales completed and anticipated as of the date of this filing, will be viewed positively by our lenders. A default under Legacy's revolving credit facility could cause all of Legacy's existing indebtedness, including Legacy's 2020 Senior Notes and 2021 Senior Notes, to be immediately due and payable.

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
Prior to December 1, 2016, Legacy may redeem all or any part of the 2020 Senior Notes at the “make-whole” redemption price as defined in the indenture. In addition, prior to December 1, 2015, Legacy may at its option, redeem up to 35% of the aggregate principal amount of the 2020 Senior Notes at the redemption price of 108% with the net proceeds of a public or private equity offering. Legacy may be required to offer to repurchase the 2020 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Legacy and Legacy Reserves Finance Corporation's obligations under the 2020 Senior Notes are guaranteed by its 100% owned subsidiaries Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP, Legacy Reserves Services, Inc., Legacy Reserves Energy Services LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC, which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of its, or any other guarantor's, other debt; or (vii) upon merging into, or transferring all of its properties to Legacy or another guarantor and ceasing to exist. Refer to Note 14 - Subsidiary Guarantors for further details on Legacy's guarantors.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The indenture governing the 2020 Senior Notes limits Legacy's ability and the ability of certain of its subsidiaries to (i) sell assets; (ii) pay distributions on, repurchase or redeem equity interests or purchase or redeem Legacy's subordinated debt, provided that such subsidiaries may pay dividends to the holders of their equity interests (including Legacy) and Legacy may pay distributions to the holders of its equity interests subject to the absence of certain defaults, the satisfaction of a fixed charge coverage ratio test and so long as the amount of such distributions does not exceed the sum of available cash (as defined in the partnership agreement) at Legacy, net proceeds from the sales of certain securities and return of or reductions to capital from restricted investments; (iii) make certain investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from certain of its subsidiaries to Legacy; (vii) consolidate, merge or transfer all or substantially all of Legacy's assets; (viii) engage in certain transactions with affiliates; (ix) create unrestricted subsidiaries; and (x) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications. If at any time when the 2020 Senior Notes are rated investment grade by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services and no Default (as defined in the indenture) has occurred and is continuing, many of such covenants will terminate and Legacy and its subsidiaries will cease to be subject to such covenants. Further, if the lenders under Legacy's Current Credit Agreement were to accelerate the indebtedness under Legacy's Current Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of the 2020 Senior Notes and permit the holders of such notes to accelerate the maturities of such indebtedness.

The indenture also includes customary events of default. As of the December 31, 2015, The Partnership was in compliance with all covenants of the 2020 Senior Notes.

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
Prior to June 1, 2017, Legacy may redeem all or any part of the 2021 Senior Notes at the “make-whole” redemption price as defined in the indenture. In addition, prior to June 1, 2016, Legacy may at its option, redeem up to 35% of the aggregate principal amount of the 2021 Senior Notes at the redemption price of 106.625% with the net proceeds of a public or private equity offering. Legacy may be required to offer to repurchase the 2021 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redemption date, in the event of a change of control as defined by the indenture. Legacy and Legacy Reserves Finance Corporation's obligations under the 2021 Senior Notes are guaranteed by the same parties and on the same terms as Legacy's 2020 Senior Notes discussed above. Further, if the lenders under Legacy's Current Credit Agreement were to accelerate the indebtedness under Legacy's Current Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of the 2021 Senior Notes and permit the holders of such notes to accelerate the maturities of such indebtedness.
As of December 31, 2015, the Partnership was in compliance with all covenants of the 2021 Senior Notes.
Interest is payable on June 1 and December 1 of each year.
(4) Acquisitions

WPX Acquisition

On June 4, 2014, Legacy purchased a non-operated interest in oil and natural gas properties located in the Piceance Basin in Garfield County, Colorado from WPX Energy Rocky Mountain, LLC , a subsidiary of WPX Energy, Inc., (the "WPX Acquisition") for a net purchase price of $360.0 million. Consideration included both cash and 300,000 Incentive Distribution Units representing limited partner interests in the Partnership (the "Incentive Distribution Units"), 100,000 of which vested immediately and the remainder of which are available to vest and also subject to forfeiture pursuant to the terms of a related Incentive Distribution Units Holders Agreement. This acquisition was accounted for as a business combination. The 100,000 vested Incentive Distribution Units have been reflected in the financial statements at their estimated issuance date fair value of $30.8 million. No value was ascribed to the unvested Incentive Distribution Units upon the closing of the WPX Acquisition as the vesting of the unvested Incentive Distribution Units is dependent upon the consummation of future transactions with WPX and such Incentive Distribution Units will be a portion of the consideration of any such future transactions. During the year ended December 31, 2014, Legacy incurred acquisition costs, recorded in general and administrative expense, of approximately $5.4 million related to the WPX Acquisition and other acquisitions.

The allocation of the WPX Acquisition purchase price to the fair value of the acquired assets and liabilities assumed was as follows (in thousands):

Proved oil and natural gas properties including related equipment	$422,739
Future abandonment costs	(62,748)
Fair value of net assets acquired	$359,991

Anadarko Acquisitions

On July 31, 2015, Legacy purchased (1) 100% of the issued and outstanding limited liability company membership interests in Dew Gathering LLC, which owns directly and indirectly natural gas gathering and processing assets in Anderson, Freestone, Houston, Leon, Limestone and Robertson Counties, Texas (the "WGR Acquisition") from WGR Operating LP ("WGR") for a net purchase price of $96.7 million, and (2) various oil and natural gas properties and associated production assets (the "Anadarko E&P Acquisition," together with the WGR Acquisition, the "Anadarko Acquisitions") from Anadarko E&P Onshore LLC ("Anadarko") for a net purchase price of $335.5 million. The purchase prices were financed with borrowings under Legacy’s revolving credit facility. The effective date of these purchases was April 1, 2015. The operating results from the Anadarko Acquisitions have been included from their acquisition on July 31, 2015. During the year ended December 31, 2015, Legacy incurred acquisition costs, recorded in general and administrative expense, of approximately $2.4 million related to the Anadarko Acquisitions and other acquisitions.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of the purchase price to the fair value of the acquired assets and liabilities assumed was as follows (in thousands):

Proved oil and natural gas properties including related equipment	$459,540
Future abandonment costs	(27,351)
Fair value of net assets acquired	$432,189

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the WPX Acquisition had occurred on January 1, 2013 and the Anadarko Acquisitions had occurred on January 1, 2014. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenues	$380,619	$687,829	$549,968
Net loss	$(713,364)	$(243,197)	$(50,041)
Loss per unit — basic and diluted	$(10.35)	$(4.05)	$(0.87)
Units used in computing loss per unit:
Basic	68,928	60,053	57,220
Diluted	68,928	60,053	57,220

The amounts of revenues and revenues in excess of direct operating expenses included in our consolidated statements of operations for the WPX Acquisition and the Anadarko Acquisitions are shown in the table that follows. Direct operating expenses include lease operating expenses and production and other taxes.

	Year Ended December 31,
	2015	2014	2013
WPX Acquisition	(In thousands)
Revenues	$69,504	$48,470	$—
Excess of revenues over direct operating expenses	$22,324	$22,333	$—
Anadarko Acquisitions
Revenues	$22,881	$—	$—
Excess of revenues over direct operating expenses	$12,373	$—	$—

(5) Related Party Transactions

Blue Quail Energy Services, LLC (“Blue Quail”), a company specializing in water transfer services, is an affiliate of Moriah Energy Services LLC, an entity which Cary D. Brown, Legacy's Chairman and Dale A. Brown, a director of Legacy, are principals.  Legacy has contracted with Blue Quail to provide water transfer services and in 2015 paid $382,629 to Blue Quail for such services.

Cary D. Brown and Kyle A. McGraw, Director and Legacy’s Executive Vice President and Chief Development Officer, own interests in partnerships which, in turn, own a combined non-controlling 4.16% interest as limited partners in a partnership which, until November 10, 2014, owned the building that Legacy occupies. Monthly rent is $102,465 without respect to property taxes and insurance. The lease expires in September 2020.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In mid-2015 Legacy performed a technical evaluation of a potential acquisition and, based on such evaluation and Legacy’s business model, subsequently decided not to pursue such acquisition. In September 2015, Moriah Powder River LLC, an oil and natural gas exploration and production company which Cary D. Brown and Dale Brown indirectly control, decided to pursue such opportunity and paid Legacy a one-time expense reimbursement of $500,000 to utilize Legacy's prior technical work product.

(6) Commitments and Contingencies

From time to time Legacy is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, Legacy is not currently a party to any proceeding that it believes could have a potential material adverse effect on its financial condition, results of operations or cash flows.

Legacy is party to a contractual agreement, extending through 2022, to purchase CO2 volumes from a third party. The contract requires Legacy to purchase minimum annual volumes, the pricing of which is calculated as a percentage of NYMEX-WTI oil prices, with a floor of $57.14. Based upon the minimum required volumes and the NYMEX-WTI strip prices as of December 31, 2015, we estimate the value of our total future obligation to be approximately $49.8 million.

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

 Revenue and Accounts Receivable

Substantially all of Legacy’s accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact Legacy’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, Legacy has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2015, 2014 or 2013. Legacy cannot ensure that such losses will not be realized in the future. A listing of oil and natural gas purchasers exceeding 10% of Legacy’s sales is presented in Note 10.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commodity Derivatives

Due to the volatility of oil and natural gas prices, Legacy periodically enters into price-risk management transactions (e.g., swaps, enhanced swaps or three-way collars) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. Legacy values these transactions at fair value on a recurring basis (Note 8). As of December 31, 2015, Legacy’s commodity derivative transactions have a fair value favorable to the Partnership of $118.4 million, collectively. Legacy enters into commodity derivative transactions with members of its revolving credit facility, who Legacy’s management believes are major, creditworthy financial institutions. In addition, Legacy reviews and assesses the creditworthiness of these institutions on a routine basis.

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

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value as of
	(In thousands)
LTIP liability(a)	$—	$—	$—	$—
Oil and natural gas derivatives	—	122,920	(4,493)	118,427
Interest rate swaps	—	(362)	—	(362)
Total as of December 31, 2015	$—	$122,558	$(4,493)	$118,065
LTIP liability(a)	$—	$(11)	$—	$(11)
Oil and natural gas derivatives	—	152,544	555	153,099
Interest rate swaps	—	(2,080)	—	(2,080)
Total as of December 31, 2014	$—	$150,453	$555	$151,008
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

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	December 31,
	2015	2014		2013
	(In thousands)
Beginning balance	$555	$20,615		$29,966
Total gains (losses)	(10,029)	(6,185)		4,671
Settlements	4,981	677		(6,722)
Transfers	—	(14,552)	(a)	(7,300)	(b)
Ending balance	$(4,493)	$555		$20,615
Gains included in earnings relating to derivatives
still held as of December 31, 2015, 2014 and 2013	$(4,493)	$555		$1,407

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

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending balances of Legacy’s asset retirement obligation is presented in Note 11.

Nonrecurring fair value measurements of proved oil and natural gas properties during the years ended December 31, 2015 and 2014 consist of:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
2015
Impairment(a)	$—	$—	$385,506
Acquisitions(b)	$—	$—	$540,347
2014
Impairment(a)	$—	$—	$254,266
Acquisitions(b)	$—	$—	$536,334
____________________

(a)
Legacy periodically reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the year ended December 31, 2015, Legacy incurred impairment charges of $598.1 million as oil and natural gas properties with a net cost basis of $983.6 million were written down to their fair value of $385.5 million. During the year ended December 31, 2014, Legacy incurred impairment charges of $413.3 million as oil and natural gas properties with a net cost basis of $667.5 million were written down to their fair value of $254.3 million. In order to determine whether the carrying value of an asset is recoverable, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The remaining $35.7 million of impairment during the year ended December 31, 2015 represented impairment of unproved properties acquired since 2010 that are no longer viable. The remaining $35.4 million of impairment during the year ended December 31, 2014 was $34.95 million of impairment of unproved properties acquired since 2010 that were no longer viable and $0.5 million of impairment of goodwill related to an acquisition completed in 2010.

(b)
Legacy records the fair value of assets and liabilities acquired in business combinations. During the year ended December 31, 2015, Legacy acquired oil and natural gas properties with a fair value of $540.3 million in the Anadarko Acquisitions and 3 immaterial transactions, both individually and in the aggregate. During the year ended December 31, 2014, Legacy acquired oil and natural gas properties with a fair value of $536.3 million in the WPX Acquisition and 6 immaterial transactions, both individually and in the aggregate. Properties acquired are recorded at fair value, which correlates to the discounted future net cash flow. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. For acquired unproved properties, the market-based weighted average cost of capital rate is subjected to additional project specific risking factors. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

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

 The following table sets forth a reconciliation of the changes in fair value of Legacy's commodity derivatives for the years ended December 31, 2015, 2014, and 2013.

	December 31,
	2015	2014	2013
	(In thousands)
Beginning fair value of commodity derivatives	$153,099	$17,673	$24,148
Total gain (loss) crude oil derivatives	25,715	101,813	(11,977)
Total gain (loss) natural gas derivatives	72,538	36,279	(1,554)
Crude oil derivative cash settlements paid (received)	(91,953)	5,431	14,160
Natural gas derivative cash settlements received	(40,972)	(8,097)	(7,104)
Ending fair value of commodity derivatives	$118,427	$153,099	$17,673

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of our commodity derivatives and interest rate derivatives are presented on a net basis on the Consolidated Balance Sheets. The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our Consolidated Balance Sheets as of the dates indicated below (in thousands):

	December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$177,082	$(58,655)	$118,427
Interest rate derivatives	1,982	(325)	1,657
Total derivative assets	$179,064	$(58,980)	$120,084

Offsetting Derivative Liabilities:
Commodity derivatives	$(58,655)	$58,655	$—
Interest rate derivatives	(2,344)	325	(2,019)
Total derivative liabilities	$(60,999)	$58,980	$(2,019)

	December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$223,778	$(70,679)	$153,099
Interest rate derivatives	—	—	—
Total derivative assets	$223,778	$(70,679)	$153,099

Offsetting Derivative Liabilities:
Commodity derivatives	$(70,679)	$70,679	$—
Interest rate derivatives	(2,080)	—	(2,080)
Total derivative liabilities	$(72,759)	$70,679	$(2,080)

As of December 31, 2015, Legacy had the following NYMEX WTI crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2016	594,600	$68.37	$56.15	-	$99.85
2017	182,500	$84.75	$84.75

As of December 31, 2015, Legacy had the following Midland-to-Cushing crude oil differential swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2016	2,928,000	$(1.60)	$(1.50)	-	$(1.75)
2017	2,190,000	$(0.30)	$(0.05)	-	$(0.75)

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2015, Legacy had the following NYMEX WTI crude oil derivative three-way collar contracts that combine a long and short put with a short call as indicated below:

		Average Short Put	Average Long Put	Average Short Call
Calendar Year	Volumes (Bbls)	Price per Bbl	Price per Bbl	Price per Bbl
2016	621,300	$63.37	$88.37	$106.40
2017	72,400	$60.00	$85.00	$104.20

As of December 31, 2015, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put, a long put and a fixed-price swap as indicated below:

		Average Long Put	Average Short Put	Average Swap
Calendar Year	Volumes (Bbls)	Price per Bbl	Price per Bbl	Price per Bbl
2016	183,000	$57.00	$82.00	$91.70
2017	182,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

As of December 31, 2015, Legacy had the following NYMEX Henry Hub and Waha natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Price Range per MMBtu
2016	29,019,200	$3.40	$3.29	-	$5.30
2017	27,600,000	$3.36	$3.29	-	$3.39
2018	27,600,000	$3.36	$3.29		$3.39
2019	25,800,000	$3.36	$3.29		$3.39

As of December 31, 2015, Legacy had the following NYMEX Henry Hub natural gas derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average Short Put	Average Long Put	Average Short Call
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
2016	5,580,000	$3.75	$4.25	$5.08
2017	5,040,000	$3.75	$4.25	$5.53

As of December 31, 2015, Legacy had the following Henry Hub NYMEX to Northwest Pipeline and San Juan Basin natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

	2016
		Average
	Volumes (MMBtu)	Price per MMBtu
NWPL	14,977,818	$(0.19)
San Juan	2,499,780	$(0.16)

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

Legacy does not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings and classified as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	December 31,
	2015	2014	2013
	(In thousands)
Beginning fair value of interest rate swaps	$(2,080)	$(4,759)	$(9,547)
Total loss on interest rate swaps	(1,548)	(551)	(1,165)
Cash settlements paid	3,266	3,230	5,953
Ending fair value of interest rate swaps	$(362)	$(2,080)	$(4,759)

The table below summarizes the interest rate swap assets and liabilities as of December 31, 2015.

	Weighted Average Fixed	Effective	Maturity	Estimated Fair Market Value at December 31,
Notional Amount	Rate	Date	Date	2015
	(Dollars in thousands)
$115,000	0.850%	9/1/2015	9/1/2017	27
$235,000	1.363%	9/1/2015	9/1/2019	(389)
Total fair value of interest rate derivatives				$(362)

(10) Sales to Major Customers

For the year ended December 31, 2015, Legacy did not sell oil, NGL or natural gas production representing 10% or more of total revenue to any one customer. For the years ended December 31, 2014 and 2013, Legacy sold oil, NGL and natural gas production representing 10% or more of total revenues to purchasers as detailed in the table below:

	2015	2014	2013
Enterprise (Teppco) Crude Oil, LP	6%	12%	17%
Plains Marketing, LP	7%	10%	7%

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

The following table reflects the changes in the ARO during the years ended December 31, 2015, 2014 and 2013.

	December 31,
	2015	2014	2013
	(In thousands)
Asset retirement obligation — beginning of period	$226,525	$175,786	$162,183
Liabilities incurred with properties acquired	60,526	50,487	10,969
Liabilities incurred with properties drilled	92	941	494
Liabilities settled during the period	(2,615)	(2,918)	(2,441)
Liabilities associated with properties sold	(9,386)	(5,891)	(1,606)
Current period accretion	11,263	8,120	6,187
Asset retirement obligation — end of period	$286,405	$226,525	$175,786

Each year the Partnership reviews and, to the extent necessary, revises its asset retirement obligation estimates. During 2013, 2014 and 2015, no revisions of previous estimates were deemed necessary.

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

On January 21, 2016, Legacy announced that its general partner suspended monthly cash distribution for both its Series A Preferred Units and its Series B Preferred Units.
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

The Incentive Distribution Units represent a right to incremental cash distributions from Legacy after certain target levels of distributions are paid to unitholders, which targets are set above the current levels of Legacy's distributions to unitholders. The Unvested IDUs do not participate in cash distributions from Legacy until vested. The Unvested IDUs will automatically be forfeited on each of the first two anniversaries of the closing date of the WPX Acquisition in an amount per forfeiture equal to 66,666 Incentive Distribution Units and on the third anniversary of the closing date of the WPX Acquisition in an amount equal to 66,668 Incentive Distribution Units. The first such forfeiture of 66,666 units occurred on June 4, 2015. Unvested IDUs that have not been forfeited will vest ratably at a rate of 10,000 Incentive Distribution Units per $35.5 million of additional cash consideration that is paid by Legacy to WPX or to a third party (along with the fair market value of any non-cash consideration) in connection with the consummation of any transaction by which Legacy acquires oil and natural gas properties (or rights therein or other assets related thereto) from WPX or jointly with WPX.

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

Loss per unit

The following table sets forth the computation of basic and diluted loss per unit:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net loss	$(701,541)	$(283,645)	$(35,272)
Distributions to preferred unitholders	(19,000)	(11,694)	—
Net loss attributable to unitholders	(720,541)	(295,339)	(35,272)
Weighted average number of units outstanding	68,928	60,053	57,220
Effect of dilutive securities:
Restricted and phantom units	—	—	—
Weighted average units and potential units outstanding	68,928	60,053	57,220
Basic and diluted loss per unit	$(10.45)	$(4.92)	$(0.62)

As of December 31, 2015, 550,447 restricted units and 862,064 phantom units were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect. Additionally, as the conditions for conversion on the Incentive Distribution Units have not been met, they have been excluded from the calculation. As of December 31, 2014, 254,183 restricted units and 323,965 phantom units were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect. As of December 31, 2013, 234,686 restricted units and 189,143 phantom units were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect.

(13) Unit-Based Compensation

Long Term Incentive Plan

On March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was created and Legacy adopted the LTIP for its employees, consultants and directors, its affiliates and its general partner. The awards under the long-term incentive plan may include unit grants, restricted units, phantom units, unit options and unit appreciation rights (“UARs”). The LTIP permits the grant of awards that may be made or settled in units up to an aggregate of 5,000,000 units. As of December 31, 2015 grants of awards net of forfeitures and, in the case of phantom units, historical exercises covering 2,229,157 units have been made, comprised of 266,014 unit option awards, 904,551 restricted unit awards, 862,064 phantom unit awards and 196,528 unit awards. The UAR awards granted under the LTIP may only be settled in cash, and therefore are not included in the aggregate number of units granted under the LTIP. The LTIP is administered by the compensation committee of the board of directors ("Compensation Committee") of Legacy’s general partner.

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

During the year ended December 31, 2013, Legacy issued (i) 156,650 UARs to employees which vest ratably over a three-year period and (ii) 77,506 UARs to employees which cliff-vest at the end of a three-year period. During the year ended December 31, 2014, Legacy issued (i) 136,100 UARs to employees which vest ratably over a three-year period and (ii) 105,174 UARs to employees which cliff-vest at the end of a three-year period. During the year ended December 31, 2015, Legacy issued (i) 204,500 UARs to employees which vest ratably over a three-year period and (ii) 96,520 UARs to employees which cliff-vest at the end of a three-year period. All of the UARs granted in 2015, 2014 and 2013 expire seven years from the grant date and are exercisable when they vest. There were no unit options granted in 2015, 2014 or 2013.

For the years ended December 31, 2015, 2014 and 2013, Legacy recorded compensation expense/(benefit) of $(10.7) thousand, $(1,260.0) thousand and $864.3 thousand, respectively, due to the changes in the compensation liability related to the above awards based on its use of the Black-Scholes model to estimate the December 31, 2015, 2014 and 2013 fair value of these UARs (see Note 8). As of December 31, 2015, there was a total of $374 of unrecognized compensation costs related to the unexercised and non-vested portion of the UARs. At December 31, 2015, this cost was expected to be recognized over a weighted-average period of 2.66 years. Compensation expense is based upon the fair value as of the balance sheet date and is recognized as a percentage of the service period satisfied. Based on historical data, Legacy has assumed a volatility factor of approximately 59% and employed the Black-Scholes model to estimate the December 31, 2015 fair value to be realized as compensation cost based on the percentage of the service period satisfied. Based on historical data, Legacy has assumed an estimated forfeiture rate of 5.3%. The Partnership will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $0.60 per unit.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of UAR activity for the year ended December 31, 2015, 2014 and 2013 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	516,219	$24.71
Granted	234,156	$26.53
Exercised	(96,166)	$20.21
Forfeited	(27,166)	$26.74
Outstanding at December 31, 2013	627,043	$25.99	5.16	$1,518,416
UARs exercisable at
December 31, 2013	240,288	$24.02	3.80	$1,061,542
Outstanding at January 1, 2014	627,043	$25.99
Granted	243,274	$28.21
Exercised	(137,252)	$24.35
Forfeited	(61,836)	$27.27
Outstanding at December 31, 2014	671,229	$26.97	5.15	$—
UARs exercisable at
December 31, 2014	220,056	$25.50	3.51	$—
Outstanding at January 1, 2015	671,229	$26.97
Granted	301,020	$6.49
Forfeited	(36,133)	$21.07
Outstanding at December 31, 2015	936,116	$20.61	4.91	$—
UARs exercisable at
December 31, 2015	372,049	$26.45	3.28	$—

The following table summarizes the status of the Partnership’s non-vested UARs since January 1, 2015:

	Non-Vested UARs
	Number of Units	Weighted- Average Exercise Price
Non-vested at January 1, 2015	451,173	$27.69
Granted	301,020	6.49
Vested	(151,993)	27.84
Forfeited	(36,133)	21.07
Non-vested at December 31, 2015	564,067	$16.76

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legacy has used a weighted-average risk free interest rate of 1.7% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at December 31, 2015. Expected life represents the period of time that options and UARs are expected to be outstanding and is based on the Partnership’s best estimate. The following table represents the weighted average assumptions used for the Black-Scholes option-pricing model:

	Year Ended December 31,
	2015	2014	2013
Expected life (years)	4.91	5.15	5.16
Annual interest rate	1.7%	1.6%	1.4%
Annual distribution rate per unit	$0.60	$2.44	$2.34
Volatility	59%	38%	50%

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

During March 2013, the Compensation Committee approved the award of 46,430 subjective, or service-based, phantom units and 76,723 objective, or performance-based, phantom units to Legacy’s five executive officers. During March 2014, the Compensation Committee approved the award of 117,197 subjective, or service-based, phantom units and 102,572 objective, or performance-based, phantom units to Legacy’s executive officers. During February 2015, the Compensation Committee approved the award of 341,251 subjective, or service-based, phantom units and 259,998 objective, or performance-based, phantom units to Legacy's executive officers.

Compensation expense related to the phantom units and associated DERs was $3.4 million, $2.3 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Restricted Units

During the year ended December 31, 2013, Legacy issued an aggregate of 85,728 restricted units to both non-executive employees and certain executives. The majority of these restricted units awarded vest ratably over a three-year period, beginning on the date of grant. During the year ended December 31, 2014, Legacy issued an aggregate of 127,845 restricted units to non-executive employees. The majority of these restricted units awarded vest ratably over a three-year period. During the year ended December 31, 2015, Legacy issued an aggregate of 381,860 restricted units to both non-executive employees and an executive employee. The restricted units awarded to non-executive employees vest ratably over a three-year period beginning at the date of grant. The restricted units granted to the executive employee vest ratably over a three-year period for a portion of the restricted units, with the remainder vesting in full at the end of a five-year period. Compensation expense related to restricted units was $2.7 million, $2.3 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was a total of $5.1 million of unrecognized compensation costs related to the non-vested portion of these restricted units. At December 31, 2015, this cost was expected to be recognized over a weighted-average period of 2.3 years.

Pursuant to the provisions of ASC 718, Legacy’s issued units as reflected in the accompanying consolidated balance sheet at December 31, 2015, do not include 550,447 units related to unvested restricted unit awards.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board Units

On May 14, 2013, Legacy granted and issued 3,715 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $27.39 at the time of issuance. On May 15, 2014, Legacy granted and issued 3,628 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $27.50 at the time of issuance. On June 15, 2015, Legacy granted and issued 11,025 units to each of its six non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $9.13 at the time of issuance. None of these units were subject to vesting. Legacy recognized the expense associated with the unit grants on the date of grant.

(14) Subsidiary Guarantors

On April 2, 2014, we filed a registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to register the issuance and sale of, among other securities, our debt securities, which may be co-issued by Legacy Reserves Finance Corporation. The registration statement also registered guarantees of debt securities by Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc. The Partnership's 2020 Senior Notes were issued in a private offering on December 4, 2012 and were subsequently registered through a public exchange offer that closed on January 8, 2014. The Partnership's 2021 Senior Notes were issued in two separate private offerings on May 28, 2013 and May 8, 2014. $250 million aggregate principal amount of our 2021 Senior Notes were subsequently registered through a public exchange offer that closed on March 18, 2014. The remaining $300 million of aggregate principal amount of our 2021 Senior Notes were subsequently registered through a public exchange offer that closed on February 10, 2015. The 2020 Senior Notes and the 2021 Senior Notes are guaranteed by our 100% owned subsidiaries Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP, Legacy Reserves Services, Inc., Legacy Reserves Energy Services LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC, which constitute all of our wholly-owned subsidiaries other than Legacy Reserves Finance Corporation, and certain other future subsidiaries (the “Guarantors”, together with any future 100% owned subsidiaries that guarantee the Partnership's 2020 Senior Notes and 2021 Senior Notes, the “Subsidiaries”). The Subsidiaries are 100% owned by the Partnership and the guarantees by the Subsidiaries are full and unconditional, except for customary release provisions described in Note 3 - Long-Term Debt. The Partnership has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. The guarantees constitute joint and several obligations of the Guarantors.

(15) Subsequent Events

On January 21, 2016, the board of directors of Legacy’s general partner announced the suspension of cash distributions to Legacy's unitholders.

On January 21, 2016, Legacy announced that its general partner suspended monthly cash distribution for both its 8% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units and its 8% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units.
Effective February 19, 2016, Legacy entered into the Seventh Amendment to the Current Credit Agreement (the “Seventh Amendment”). The Seventh Amendment amends certain provisions set forth in the Current Credit Agreement to:

•
establish the applicable margin on (i) Eurodollar loans of not less than 2.00% and not more than 3.00% (to be determined by the percentage of the borrowing base utilized by Legacy) and (ii) alternate base rate loans of not less than 1.00% and not more than 2.00% (to be determined by the percentage of the borrowing base utilized by Legacy); provided, that if the ratio of our first lien debt as of the last day of any fiscal quarter to its EBITDA for the four fiscal quarters ending on such day is greater than 3.00 to 1.00, then the applicable margin shall be increased by 0.50% during the next succeeding fiscal quarter;

•
in the event that Legacy is required to redeem any secured second lien notes (described below), Legacy shall first prepay the loans and cash collateralize any letter of credit exposure in an amount equal to the applicable redemption amount;

•
in the event that at the close of any business day the aggregate amount of cash and cash equivalents, marketable securities and other liquid financial assets of Legacy exceeds $20 million (excluding funds received by Legacy after 10:00 a.m. on such day), then Legacy shall prepay the loans and cash collateralize any letter of credit exposure with such excess;

•
require that the oil and gas properties of Legacy mortgaged in favor of the Lenders as collateral security for the loans represent not less than 90% of the total value of the oil and gas properties of Legacy evaluated in the most recently completed reserve report;

•
permit the payment by Legacy of cash dividends to its equity holders out of available cash in accordance with our partnership agreement so long as before and immediately after such payment (i) no default or event of default occurred or would result therefrom, (ii) Legacy has unused commitments of not less than 15% of the total commitments then in effect under the Current Credit Agreement, (iii) the ratio of Legacy’s total debt at the time of such payment to its EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available is equal to or less than 4.00 to 1.00;

•
permit the redemption or repurchase of preferred equity securities, preferred limited partnership interests or preferred units of Legacy: (i) using cash proceeds from the sale of equity securities or in exchange for equity securities of Legacy, or (ii) so long as before and immediately after such repurchase or redemption, (1) no default or event of default occurred or would result therefrom, (2) Legacy has unused commitments of less than 15% of the total commitments then in effect under the Credit Agreement, and (3) the ratio of Legacy’s total debt at the time of the redemption or repurchase to its EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available is equal to or less than 4.00 to 1.00;

•
permit the redemption or repurchase of Legacy’s senior unsecured notes (a) using cash proceeds from the sale of equity securities or in exchange for equity securities of Legacy, or with the proceeds of permitted refinancing debt, (b) so long as (1) before and immediately after such redemption (A) Legacy has unused commitments of not less than the greater of (i) 20% of the total commitments then in effect under the Current Credit Agreement, and (ii) $100,000,000, (B) Legacy is in pro forma compliance with the first lien debt to EBITDA covenant such that its ratio of first lien debt to EBITDA would not exceed 3.00 to 1.00 (or 2.50 to 1.00 on any date of determination occurring on or after July 1, 2017), (C) no default or event of default occurred or would result therefrom and (2) each such redemption is made solely with the proceeds from the permitted sales of property, provided, that (w) such redemption shall be made within 90 days of the related sale of property, (x) the amount of sale proceeds used for such redemption shall not exceed 50% of the sale proceeds of such property, (y) the redemption prices shall not exceed 50% of the stated principal amount of senior unsecured notes redeemed, and (z) the aggregate amount of all sale proceeds used for all such redemptions shall not exceed $75 million, and (c) in exchange for secured second lien notes pursuant to a senior debt exchange or in exchange for equity interests of Legacy;

•
permit the issuance by the Company of secured second lien notes solely in exchange for our outstanding senior unsecured notes pursuant to one or more senior debt exchanges; provided that: (i) such debt shall be (A) in an aggregate principal amount not to exceed $400 million and (B) such debt is subject to an Intercreditor Agreement at all times; and (ii) such debt shall not (A) have any scheduled principal amortization or have a scheduled maturity date or a date of mandatory redemption in full prior to 120 days after April 1, 2019, or (B) contain terms and conditions, taken as a whole, more restrictive than those set forth in the Current Credit Agreement and (C) be guaranteed by any subsidiary or other person unless such subsidiary or other person has guaranteed Legacy’ indebtedness under the Current Credit Agreement pursuant to the Guaranty Agreement;

•
restrict the redemption of any secured second lien notes; provided, that if no default, event of default or borrowing base deficiency has occurred or would result therefrom Legacy may redeem secured second lien notes with the proceeds of the sale of equity securities or permitted refinancing debt, or in exchange for its equity interests;

•	reduce the borrowing base from $900 million to $725 million;

•
not permit, as of the last day of any fiscal quarter, Legacy’s ratio of EBITDA for the four fiscal quarters then ending to interest expense for such period to be less than (i) 2.50 to 1.00 for the fiscal quarters ending December 31, 2015 and March 31, 2016, (ii) 2.00 to 1.00 for the fiscal quarters ending June 30, 2016, through the fiscal quarter ending June 30, 2017, and (iii) 2.50 to 1.00 for the fiscal quarter ending September 30, 2017 and each fiscal quarter thereafter; and

•
eliminate Legacy’s ratio of secured debt to EBITDA covenant and not permit, at any time, the ratio of Legacy’s first lien debt as of such time to EBITDA for the four fiscal quarters ending on last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available to be greater than: (i) 3.50 to 1.00, at any time during the period from and including the effective date of the Seventh Amendment through December 31, 2016, (ii) 3.25 to 1.00, at any time during the fiscal quarter ending March 31, 2017, (iii) 3.00 to 1.00, at any time during the fiscal quarter ending June 30, 2017 and (iv) 2.50 to 1.00, at any time on or after July 1, 2017.

All capitalized terms not defined herein have the meaning assigned to them in the Current Credit Agreement, as amended by the Seventh Amendment.

From January 1, 2016 to February 22, 2016, Legacy repurchased a face amount of $104.5 million of Senior Notes at market prices.

Table of Contents          LEGACY RESERVES LP
SUPPLEMENTARY INFORMATION

Costs Incurred in Oil and Natural Gas Property Acquisition and Development Activities

Costs incurred by Legacy in oil and natural gas property acquisition and development are presented below:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Development costs	$36,934	$134,364	$93,433
Exploration costs	—	—	1,066
Acquisition costs:
Proved properties	598,693	562,649	114,152
Unproved properties	2,180	24,172	5,232
Total acquisition, development and exploration costs	$637,807	$721,185	$213,883

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

Table of Contents         LEGACY RESERVES LP
SUPPLEMENTARY INFORMATION — (Continued)

Net Proved Oil, NGL and Natural Gas Reserves (Unaudited)

The proved oil, NGL and natural gas reserves of Legacy have been estimated by an independent petroleum engineer, LaRoche, as of December 31, 2015, 2014 and 2013. These reserve estimates have been prepared in compliance with the Securities and Exchange Commission rules and accounting standards based on the 12-month unweighted first-day-of-the-month average price for December 31, 2015, 2014 and 2013.

An analysis of the change in estimated quantities of oil and natural gas reserves, all of which are located within the United States, is shown below:

	Oil (MBbls)	NGL (MBbls)(a)	Natural Gas (MMcf)(a)	Total (MBoe)
Total Proved Reserves:
Balance, December 31, 2012	52,008	4,631	159,310	83,190
Purchases of minerals-in-place	4,359	20	4,381	5,109
Ownership revisions	(531)	—	—	(531)
Extensions and discoveries	5	—	34	11
Revisions from drilling and recompletions	814	—	1,954	1,140
Revisions of previous estimates due to price	719	(403)	10,608	2,084
Revisions of previous estimates due to performance	4,131	143	(2,939)	3,784
Production	(4,475)	(316)	(14,328)	(7,179)
Balance, December 31, 2013	57,030	4,075	159,020	87,608
Purchases of minerals-in-place	7,506	8,480	289,523	64,240
Sales of minerals-in-place	(176)	—	(808)	(311)
Extensions and discoveries	—	—	—	—
Revisions from drilling and recompletions	888	33	2,594	1,353
Revisions of previous estimates due to price	(3,110)	371	(969)	(2,901)
Revisions of previous estimates due to performance	(429)	149	(5,449)	(1,188)
Production	(4,784)	(735)	(25,936)	(9,842)
Balance, December 31, 2014	56,925	12,373	417,975	138,959
Purchases of minerals-in-place	131	4	440,661	73,579
Sales of minerals-in-place	(800)	(149)	(59)	(959)
Revisions from ownership changes	(417)	—	(540)	(507)
Revisions from drilling and recompletions	904	2	1,986	1,237
Revisions of previous estimates due to price	(17,321)	(2,796)	(94,588)	(35,880)
Revisions of previous estimates due to performance	1,329	(679)	6,885	1,798
Production	(4,608)	(1,005)	(50,687)	(14,061)
Balance, December 31, 2015	36,143	7,750	721,633	164,166
Proved Developed Reserves:
December 31, 2012	46,260	4,497	145,538	75,013
December 31, 2013	48,775	3,870	139,789	75,943
December 31, 2014	47,203	12,073	402,802	126,410
December 31, 2015	34,297	7,729	718,094	161,708
Proved Undeveloped Reserves:
December 31, 2012	5,748	135	13,772	8,178
December 31, 2013	8,255	205	19,231	11,665
December 31, 2014	9,722	300	15,173	12,551
December 31, 2015	1,846	21	3,539	2,457
____________________

(a)
We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content in those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, Legacy's realized natural gas prices in the Permian Basin are substantially higher than NYMEX Henry Hub natural gas prices due to NGL content.

Table of Contents         LEGACY RESERVES LP
SUPPLEMENTARY INFORMATION — (Continued)

The primary drivers behind the changes to our proved reserves in each of 2013, 2014 and 2015 are described in more detail below.

2013: The increase in proved reserve quantities for the year ended December 31, 2013 was primarily due to our acquisition of producing properties in 16 separate transactions as well as revisions due to performance, comprised mainly of PUD additions. This increase was partially offset by a net decrease in forecasted production across our property set. The net decrease in forecasted production was not in one primary field, but instead, spread across all of our fields.

2014: The increase in proved reserve quantities for the year ended December 31, 2014 was due primarily to our acquisition of producing properties in 7 separate transactions, including the WPX Acquisition. This increase was partially offset by a net decrease in reserves due to the decline in average NYMEX-WTI oil prices during 2014.

2015: The increase in proved reserve quantities for the year ended December 31, 2015 was due primarily to our acquisition of producing properties in 4 separate transactions, including the Anadarko Acquisitions. This increase was partially offset by a net decrease in reserves due to the decline in average NYMEX-WTI oil and Henry Hub natural gas prices during 2015 which removed a significant part of our PUD inventory.

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves (Unaudited)

Summarized in the following table is information for Legacy inclusive of the COG 2012 Acquisition in 2012 with respect to the standardized measure of discounted future net cash flows relating to proved reserves. Future cash inflows are computed by applying the 12-month unweighted first-day-of-the-month average price for the years ended December 31, 2015, 2014 and 2013. Future production, development, site restoration, and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. Future net cash flows have not been adjusted for commodity derivative contracts outstanding at the end of each year. Federal income taxes have not been deducted from future production revenues in the calculation of standardized measure as each partner is separately taxed on their share of Legacy’s taxable income. In addition, Texas margin taxes and the federal income taxes associated with a corporate subsidiary, as discussed in Note 1(f), have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure.

	December 31,
	2015	2014	2013
	(In thousands)
Future production revenues	$3,471,519	$7,243,050	$6,205,770
Future costs:
Production	(2,015,514)	(3,457,818)	(2,738,136)
Development	(205,213)	(473,954)	(303,319)
Future net cash flows before income taxes	1,250,792	3,311,278	3,164,315
10% annual discount for estimated timing of cash flows	(555,851)	(1,556,664)	(1,607,335)
Standardized measure of discounted net cash flows	$694,941	$1,754,614	$1,556,980

The standardized measure is based on the following oil and natural gas prices realized over the life of the properties at the wellhead as of the following dates:

	December 31,
	2015	2014	2013
Oil (per Bbl) (a)	$46.79	$91.48	$93.42
Natural Gas (per MMBtu) (b)	$2.59	$4.35	$3.67
____________________

(a)
The quoted oil price for all fiscal years is the 12-month unweighted average first-day-of-the-month West Texas Intermediate price, as posted by Plains Marketing, L.P., for each month of 2015, 2014 and 2013.

(b)	The quoted gas price for all fiscal years is the 12-month unweighted average first-day-of-the-month Henry Hub price, as posted by Platts Gas Daily, for each month of 2015, 2014 and 2013.

Table of Contents         LEGACY RESERVES LP
SUPPLEMENTARY INFORMATION — (Continued)

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Increase (decrease):
Sales, net of production costs	$(127,905)	$(301,964)	$(301,301)
Net change in sales prices, net of production costs	(1,367,523)	(213,617)	78,402
Changes in estimated future development costs	9,428	64,273	23,062
Extensions and discoveries, net of future production
and development costs	—	—	183
Revisions of previous estimates due to infill drilling,
recompletions and stimulations	24,694	39,228	34,267
Revisions of previous quantity estimates due to performance	38,083	(39,227)	45,830
Previously estimated development costs incurred	14,136	51,085	29,527
Purchases of minerals-in-place	218,463	472,057	102,239
Sales of minerals-in-place	(19,095)	(2,932)	(4,146)
Ownership interest changes	(7,341)	—	—
Other	(10,854)	(26,758)	(12,432)
Accretion of discount	168,241	155,489	135,497
Net increase (decrease)	(1,059,673)	197,634	131,128
Standardized measure of discounted future net cash flows:
Beginning of year	1,754,614	1,556,980	1,425,852
End of year	$694,941	$1,754,614	$1,556,980

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

Table of Contents         LEGACY RESERVES LP
SUPPLEMENTARY INFORMATION — (Continued)

Selected Quarterly Financial Data (Unaudited)

For the three-month periods ended:

	March 31	June 30	September 30	December 31
2015	(In thousands, except per unit data)
Revenues:
Oil sales	$50,296	$59,113	$49,779	$40,653
Natural gas liquids sales	4,192	5,729	2,946	3,778
Natural gas sales	27,051	22,959	36,773	35,510
Total revenues	81,539	87,801	89,498	79,941
Expenses:
Oil and natural gas production	49,220	45,220	48,446	51,605
Production and other taxes	4,218	3,986	4,834	3,345
General and administrative	8,869	10,390	16,246	11,006
Depletion, depreciation, amortization and accretion	41,068	36,197	45,041	54,952
Impairment of long-lived assets	209,402	—	98,054	326,349
(Gain) loss on disposal of assets	1,941	(934)	560	(5,539)
Total expenses	314,718	94,859	213,181	441,718
Operating loss	(233,179)	(7,058)	(123,683)	(361,777)
Interest income	206	176	(55)	2
Interest expense	(17,792)	(17,760)	(23,351)	(17,988)
Equity in income (loss) of partnership	79	24	(6)	29
Net gains (losses) on commodity derivatives	20,480	(13,497)	57,000	34,270
Other	605	97	19	120
Loss before income taxes	(229,601)	(38,018)	(90,076)	(345,344)
Income taxes	747	(456)	(1)	1,208
Net loss	$(228,854)	$(38,474)	$(90,077)	$(344,136)
Distributions to preferred unitholders	(4,750)	(4,750)	(4,750)	(4,750)
Net loss attributable to unitholders	$(233,604)	$(43,224)	$(94,827)	$(348,886)
Net loss per unit — basic and diluted	$(3.39)	$(0.63)	$(1.38)	$(5.06)
Production volumes:
Oil (MBbl)	1,200	1,171	1,149	1,088
Natural gas liquids (Mgal)	9,686	11,566	10,084	10,874
Natural gas (MMcf)	9,658	9,649	14,383	16,997
Total (MBoe)	3,040	3,055	3,786	4,180

Table of Contents         LEGACY RESERVES LP
SUPPLEMENTARY INFORMATION — (Continued)

For the three-month periods ended:

	March 31	June 30	September 30	December 31
2014	(In thousands, except per unit data)
Revenues:
Oil sales	$102,055	$108,731	$105,640	$80,348
Natural gas liquids sales	3,965	5,103	10,413	8,002
Natural gas sales	19,883	23,280	33,623	31,256
Total revenues	125,903	137,114	149,676	119,606
Expenses:
Oil and natural gas production	42,534	45,809	55,491	54,967
Production and other taxes	7,955	8,595	7,742	7,242
General and administrative	7,647	14,809	8,325	8,199
Depletion, depreciation, amortization and accretion	33,697	38,537	48,016	53,436
Impairment of long-lived assets	1,412	2,387	4,785	440,130
(Gain) loss on disposal of assets	2,301	(3,853)	(1,683)	756
Total expenses	95,546	106,284	122,676	564,730
Operating income (loss)	30,357	30,830	27,000	(445,124)
Interest income	223	216	223	211
Interest expense	(13,939)	(16,225)	(19,083)	(17,971)
Equity in income of partnership	(8)	191	126	119
Net gains (losses) on commodity derivatives	(15,886)	(31,433)	55,994	129,417
Other	93	211	(166)	120
Income (loss) before income taxes	$840	$(16,210)	$64,094	$(333,228)
Income taxes	(314)	(278)	(278)	1,729
Net income (loss)	$526	$(16,488)	$63,816	$(331,499)
Distributions to preferred unitholders	$—	$(2,194)	$(4,750)	$(4,750)
Net income (loss) attributable to unitholders	$526	$(18,682)	$59,066	$(336,249)
Net income (loss) per unit — basic	$0.01	$(0.33)	$1.03	$(4.94)
Net income (loss) per unit — diluted	$0.01	$(0.33)	$1.02	$(4.94)
Production volumes:
Oil (MBbl)	1,135	1,175	1,221	1,253
Natural gas liquids (Mgal)	3,362	5,519	10,697	11,283
Natural gas (MMcf)	3,226	4,877	8,867	8,966
Total (MBoe)	1,753	2,119	2,954	3,016