Form 10-Q
period 2016-03-31
LEGACY RESERVES LP
filed 2016-05-04
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

69,512,487 units representing limited partner interests in the registrant were outstanding as of May 2, 2016.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31, 2016	December 31, 2015
	(In thousands)
Current assets:
Cash	$5,269	$2,006
Accounts receivable, net:
Oil and natural gas	29,086	33,944
Joint interest owners	26,796	25,378
Other	55	86
Fair value of derivatives (Notes 6 and 7)	60,462	63,711
Prepaid expenses and other current assets	4,119	4,334
Total current assets	125,787	129,459
Oil and natural gas properties using the successful efforts method, at cost:
Proved properties	3,394,646	3,485,634
Unproved properties	13,425	13,424
Accumulated depletion, depreciation, amortization and impairment	(2,081,624)	(2,090,102)
	1,326,447	1,408,956
Other property and equipment, net of accumulated depreciation and amortization of $9,341 and $8,915, respectively	4,328	4,575
Operating rights, net of amortization of $5,057 and $4,953, respectively	1,960	2,064
Fair value of derivatives (Notes 6 and 7)	52,226	56,373
Other assets	10,349	11,047
Investments in equity method investees	641	646
Total assets	$1,521,738	$1,613,120

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND PARTNERS' DEFICIT
	March 31, 2016	December 31, 2015
	(In thousands)
Current liabilities:
Accounts payable	$2,717	$13,581
Accrued oil and natural gas liabilities (Note 1)	43,561	50,573
Fair value of derivatives (Notes 6 and 7)	2,291	2,019
Asset retirement obligation (Note 8)	3,496	3,496
Other (Note 10)	19,328	11,424
Total current liabilities	71,393	81,093
Long-term debt (Note 2)	1,238,073	1,427,614
Asset retirement obligation (Note 8)	281,429	282,909
Fair value of derivatives (Notes 6 and 7)	2,404	—
Other long-term liabilities	1,181	1,181
Total liabilities	1,594,480	1,792,797
Commitments and contingencies (Note 5)
Partners' equity (Note 9):
Series A Preferred equity - 2,300,000 units issued and outstanding at March 31, 2016 and December 31, 2015	55,192	55,192
Series B Preferred equity - 7,200,000 units issued and outstanding at March 31, 2016 and December 31, 2015	174,261	174,261
Incentive distribution equity - 100,000 units issued and outstanding at March 31, 2016 and December 31, 2015	30,814	30,814
Limited partners' deficit - 68,972,841 and 68,949,961 units issued and outstanding at March 31, 2016 and December 31, 2015, respectively	(332,904)	(439,811)
General partner's deficit (approximately 0.03%)	(105)	(133)
Total partners' deficit	(72,742)	(179,677)
Total liabilities and partners' deficit	$1,521,738	$1,613,120
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per unit data)
Revenues:
Oil sales	$30,320	$50,296
Natural gas liquids (NGL) sales	2,453	4,192
Natural gas sales	33,086	27,051
Total revenues	65,859	81,539

Expenses:
Oil and natural gas production	50,023	49,220
Production and other taxes	2,573	4,218
General and administrative	9,434	8,869
Depletion, depreciation, amortization and accretion	36,959	41,068
Impairment of long-lived assets	15,447	209,402
(Gain) loss on disposal of assets	(31,701)	1,941
Total expenses	82,735	314,718

Operating loss	(16,876)	(233,179)

Other income (expense):
Interest income	38	206
Interest expense (Notes 2, 6 and 7)	(25,176)	(17,792)
Gain on extinguishment of debt (Note 2)	130,804	—
Equity in income (loss) of equity method investees	(5)	79
Net gains on commodity derivatives (Notes 6 and 7)	17,038	20,480
Other	(94)	605
Income (loss) before income taxes	105,729	(229,601)
Income tax (expense) benefit	(400)	747
Net income (loss)	$105,329	$(228,854)
Distributions to preferred unitholders	(3,958)	(4,750)
Net income (loss) attributable to unitholders	$101,371	$(233,604)

Income (loss) per unit - basic & diluted (Note 9)	$1.47	$(3.39)
Weighted average number of units used in computing net income (loss) per unit -
Basic and diluted	68,964	68,921

 See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(UNAUDITED)

	Series A Preferred Equity		Series B Preferred Equity		Incentive Distribution Equity		Unitholders' Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Limited Partner Units	Limited Partner Amount	General Partner Amount	Total Partners' Equity (Deficit)
	(In thousands)
Balance, December 31, 2015	2,300	$55,192	7,200	$174,261	100	$30,814	68,950	$(439,811)	$(133)	$(179,677)
Unit-based compensation	—	—	—	—	—	—	—	1,606	—	1,606
Vesting of restricted and phantom units	—	—	—	—	—	—	23	—	—	—
Net income	—	—	—	—	—	—	—	105,301	28	105,329
Balance, March 31, 2016	2,300	$55,192	7,200	$174,261	100	$30,814	68,973	$(332,904)	$(105)	$(72,742)

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$105,329	$(228,854)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation, amortization and accretion	36,959	41,068
Amortization of debt discount and issuance costs	4,453	1,256
Gain on extinguishment of debt	(130,804)	—
Impairment of long-lived assets	15,447	209,402
Gain on derivatives	(12,706)	(21,019)
Equity in (income) loss of equity method investees	5	(79)
Distribution from equity method investee	—	80
Unit-based compensation	1,606	981
(Gain) loss on disposal of assets	(31,701)	1,941
Changes in assets and liabilities:
Decrease in accounts receivable, oil and natural gas	4,857	10,732
Increase in accounts receivable, joint interest owners	(1,418)	(5,873)
(Increase) decrease in accounts receivable, other	31	(22)
Decrease in other assets	913	318
Increase (decrease) in accounts payable	(10,863)	282
Decrease in accrued oil and natural gas liabilities	(7,012)	(23,262)
Increase in other liabilities	6,870	10,873
Total adjustments	(123,363)	226,678
Net cash used in operating activities	(18,034)	(2,176)
Cash flows from investing activities:
Investment in oil and natural gas properties	(6,570)	(15,057)
Proceeds from sale of assets	68,460	320
Investment in other equipment	(179)	(138)
Net cash settlements received on commodity derivatives	22,777	40,337
Net cash provided by investing activities	84,488	25,462
Cash flows from financing activities:
Proceeds from long-term debt	47,000	80,000
Payments of long-term debt	(106,422)	(52,000)
Payments of debt issuance costs	(3,769)	(1,444)
Proceeds from the issuance of units, net	—	(30)
Distributions to unitholders	—	(47,086)
Net cash used in financing activities	(63,191)	(20,560)
Net increase in cash	3,263	2,726
Cash, beginning of period	2,006	725
Cash, end of period	$5,269	$3,451
Non-cash investing and financing activities:
Asset retirement obligations associated with properties sold	$(3,865)	$—
Asset retirement obligations associated with property acquisitions	$—	$11,725
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

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

(b)	Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In thousands)
Revenue payable to joint interest owners	$12,882	$15,253
Accrued lease operating expense	18,333	19,007
Accrued capital expenditures	2,484	2,881
Accrued ad valorem tax	5,891	8,723
Other	3,971	4,709
	$43,561	$50,573

(c) Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  ASU 2016-09 requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of our pending adoption of ASU 2016-09 on our consolidated financial statements and do not anticipate the standard will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements.

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

(d)	Prior Year Financial Statement Presentation

Certain prior year balances have been reclassified to conform to the current year presentation of balances as stated in this quarterly report on Form 10-Q. Please read Note 2—Long-Term Debt for further discussion regarding this reclassification.

(2)	Long-Term Debt

Long-term debt consists of the following as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(In thousands)
Credit Facility due 2019	$570,000	$608,000
8% Senior Notes due 2020	255,570	300,000
6.625% Senior Notes due 2021	440,661	550,000
	1,266,231	1,458,000
Unamortized discount on Senior Notes	(14,020)	(17,604)
Unamortized debt issuance costs (a)	(14,138)	(12,782)
Total Long-Term Debt	$1,238,073	$1,427,614
_______________

(a)
In order to comply with Accounting Standards Update No. 2015-03, unamortized debt issuance costs are now recorded as a direct deduction from the carrying amount of debt. As such, debt issuance costs have been reclassified from other assets to long-term debt on a retrospective basis. This reclassification had no impact on historical income from continuing operations or retained earnings.

 Credit Facility

On April 1, 2014, Legacy entered into a five-year $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, Compass Bank, as syndication agent, UBS Securities LLC and U.S. Bank National Association, as co-documentation agents and the lenders party thereto (the “Current Credit Agreement”). Borrowings under the Current Credit Agreement mature on April 1, 2019. Legacy's obligations under the Current Credit Agreement are secured by mortgages on over 90% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in its operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit. The borrowing base was redetermined from $725 million to $630 million on May 4, 2016. The borrowing base is subject to semi-annual redeterminations on or about April 1 and October 1 of each year with the next redetermination scheduled for October 2016. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. Legacy also has the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base then in effect. Any increase in the borrowing base requires the consent of all the lenders and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement. If the requisite lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement so long as it does not increase the borrowing base then in effect.

The Current Credit Agreement permits Legacy to issue additional senior notes, the proceeds from which are used to refinance such senior notes, as well as an additional $300 million in aggregate principal amount of new senior notes, in each case, subject to specified conditions in the Current Credit Agreement (including pro forma compliance with the first lien debt to EBITDA ratio and interest coverage ratio described below), which include that the borrowing base shall be reduced by an amount equal to (i) (A) in the case of new senior notes, 25% of the stated principal amount of such senior notes and (B) in the case of refinancing senior notes, 100% of the portion of the new debt that exceeds the original principal amount of the senior notes being refinanced or (ii) in the sole discretion of the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement prior to the issuance of the senior notes or new debt, an amount less than the amount specified in clause (A). In addition, Legacy must prepay any amount outstanding under the Current Credit Agreement in excess of the redetermined borrowing base upon such a reduction.

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

We pay a commitment fee ranging from and including 0.375% to 0.50% per annum on the average daily amount of the unused amount of the commitments under the Current Credit Agreement, determined by the percentage of the borrowing base then in effect that is utilized, payable quarterly.

Interest is generally payable quarterly for ABR loans and on the last day of the applicable interest period for any Eurodollar loans.

Our Current Credit Agreement also contains various covenants that limit our ability to:

•	incur indebtedness;

•	enter into certain leases;

•	grant certain liens;

•	enter into certain derivatives;

•	make certain loans, acquisitions, capital expenditures and investments;

•	make distributions;

•	merge, consolidate or allow any material change in the character of our business;

•	repurchase our outstanding senior notes;

•	engage in certain asset dispositions, including a sale of all or substantially all of our assets; or

•	maintain a consolidated cash balance in excess of $20 million without prepaying the loans in an amount equal to such excess.

Our Current Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
first lien debt to EBITDA for the four fiscal quarters ending on last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available to be less than: (i) 3.50 to 1.00, at any time during the period from and including February 19, 2016 through December 31, 2016, (ii) 3.25 to 1.00, at any time during the fiscal quarter ending March 31, 2017, (iii) 3.00 to 1.00, at any time during the fiscal quarter ending June 30, 2017 and (iv) 2.50 to 1.00, at any time on or after July 1, 2017;

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

As of March 31, 2016, Legacy was in compliance with all financial and other covenants of the Current Credit Agreement. Depending on oil and natural gas prices in 2016, Legacy could breach certain financial covenants under its revolving credit facility, which would constitute a default under its revolving credit facility. Such default, if not remedied, would require a waiver from Legacy's lenders in order for it to avoid an event of default and subsequent acceleration of all amounts outstanding under its revolving credit facility and potential foreclosure on its oil and natural gas properties. If the lenders under Legacy's revolving credit facility were to accelerate the indebtedness under its revolving credit facility as a result of a default, such acceleration could cause a cross-default of all of its other outstanding indebtedness, including its 8% Senior Notes due 2020 (the "2020 Senior Notes") and its 6.625% Senior Notes due 2021 (the "2021 Senior Notes" and, together with the 2020 Senior Notes, the “Senior Notes”), and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, Legacy believes the long-term global outlook for commodity prices and its efforts to date, which include the suspension of distributions to its unitholders and holders of both its 8% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series A Preferred Units") and its 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units" and, together with the Series A Preferred Units, the “Preferred Units”), as well as asset sales completed and anticipated as of the date of this filing, will be viewed positively by its lenders.

As of March 31, 2016, Legacy had approximately $570 million drawn under the Current Credit Agreement at a weighted-average interest rate of 3.19%, leaving approximately $153.6 million of availability under the Current Credit Agreement. For the three-month period ended March 31, 2016, Legacy paid in cash $4.6 million of interest expense on the Current Credit Agreement.

8% Senior Notes Due 2020

On December 4, 2012, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $300 million of its 2020 Senior Notes, which were subsequently registered through a public exchange offer that closed on January 8, 2014. The 2020 Senior Notes were issued at 97.848% of par.

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
Prior to December 1, 2016, Legacy may redeem all or any part of the 2020 Senior Notes at the “make-whole” redemption price as defined in the indenture. Legacy may be required to offer to repurchase the 2020 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Legacy's and Legacy Reserves Finance Corporation's obligations under the 2020 Senior Notes are guaranteed by its 100% owned subsidiaries Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc., Legacy Reserves Energy Services LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC, which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of its, or any other guarantor's, other, debt; or (vii) upon merging into, or transferring all of its properties to Legacy or another guarantor and ceasing to exist. Refer to Note 11 - Subsidiary Guarantors for further details on Legacy's guarantors.

The indenture governing the 2020 Senior Notes limits Legacy's ability and the ability of certain of its subsidiaries to (i) sell assets; (ii) pay distributions on, repurchase or redeem equity interests or purchase or redeem Legacy's subordinated debt, provided that such subsidiaries may pay dividends to the holders of their equity interests (including Legacy) and Legacy may pay distributions to the holders of its equity interests subject to the absence of certain defaults, the satisfaction of a fixed charge coverage ratio test and so long as the amount of such distributions does not exceed the sum of available cash (as defined in the partnership agreement)

at Legacy, net proceeds from the sales of certain securities and return of or reductions to capital from restricted investments; (iii) make certain investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from certain of its subsidiaries to Legacy; (vii) consolidate, merge or transfer all or substantially all of Legacy's assets; (viii) engage in certain transactions with affiliates; (ix) create unrestricted subsidiaries; and (x) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications. If at any time when the 2020 Senior Notes are rated investment grade by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services and no Default (as defined in the indenture) has occurred and is continuing, many of such covenants will terminate and Legacy and its subsidiaries will cease to be subject to such covenants. The indenture also includes customary events of default. The Partnership is in compliance with all financial and other covenants of the 2020 Senior Notes. However, if the lenders under Legacy's Current Credit Agreement were to accelerate the indebtedness under Legacy's Current Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of the 2020 Senior Notes and permit the holders of such notes to accelerate the maturities of such indebtedness.

Interest is payable on June 1 and December 1 of each year.

During the three months ended March 31, 2016, Legacy repurchased a face amount of $44.4 million of its 2020 Senior Notes on the open market. Legacy treated these repurchases as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2020 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price.

6.625% Senior Notes Due 2021

On May 28, 2013, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $250 million of its 2021 Senior Notes, which were subsequently registered through a public exchange offer that closed on March 18, 2014. The 2021 Senior Notes were issued at 98.405% of par.

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
Prior to June 1, 2017, Legacy may redeem all or any part of the 2021 Senior Notes at the “make-whole” redemption price as defined in the indenture. In addition, prior to June 1, 2016, Legacy may at its option, redeem up to 35% of the aggregate principal amount of the 2021 Senior Notes at the redemption price of 106.625% with the net proceeds of a public or private equity offering. Legacy may be required to offer to repurchase the 2021 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. The Partnership is in compliance with all financial and other covenants of the 2021 Senior Notes. However, if the lenders under Legacy's Current Credit Agreement were to accelerate the indebtedness under Legacy's Current Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of the 2021 Senior Notes and permit the holders of such notes to accelerate the maturities of such indebtedness.

Interest is payable on June 1 and December 1 of each year.

During the three months ended March 31, 2016, Legacy repurchased a face amount of $109.3 million of its 2021 Senior Notes on the open market. Legacy treated these repurchases as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2021 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price.

(3)	Acquisitions

On July 31, 2015, Legacy purchased (1) 100% of the issued and outstanding limited liability company membership interests in Dew Gathering LLC, which owns directly and indirectly natural gas gathering and processing assets in Anderson, Freestone, Houston, Leon, Limestone and Robertson Counties, Texas (the "WGR Acquisition") from WGR Operating LP ("WGR") for a net purchase price of $96.7 million, and (2) various oil and natural gas properties and associated exploration and production assets (the "Anadarko E&P Acquisition," together with the WGR Acquisition, the "Anadarko Acquisitions") from Anadarko E&P Onshore LLC ("Anadarko") for a net purchase price of $337.2 million. The Anadarko Acquisitions were accounted for as a business combination.

The allocation of the Anadarko Acquisitions purchase price to the fair value of the acquired assets and liabilities assumed was as follows (in thousands):

Proved oil and natural gas properties including related equipment	$461,306
Future abandonment costs	(27,351)
Fair value of net assets acquired	$433,955

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the Anadarko Acquisitions had occurred on January 1, 2014. The pro forma amounts are not necessarily indicative of the results that may be reported in the future and do not include any adjustments for acquisition related expenses.

Three Months Ended March 31,
2015

Revenues	$100,851
Net loss attributable to unitholders	$(229,600)
Loss per unit — basic and diluted	$(3.33)
Units used in computing loss per unit:
Basic and diluted	68,921

The amounts of revenues and revenues in excess of direct operating expenses included in our consolidated statements of operations for the Anadarko Acquisitions are shown in the table that follows. Direct operating expenses include lease operating expenses and production and other taxes.

Three Months Ended March 31,
2016
(In thousands)
Anadarko Acquisitions
Revenues	$11,477
Excess of revenues over direct operating expenses	$4,157

(4)	Related Party Transactions

Blue Quail Energy Services, LLC (“Blue Quail”), a company specializing in water transfer services, is an affiliate of Moriah Energy Services LLC, an entity which Cary D. Brown, Legacy's Chairman and Dale A. Brown, a director of Legacy, are principals.  Legacy has contracted with Blue Quail to provide water transfer services and paid $81,677 and $12,400 in the three month periods ended March 31, 2016 and March 31, 2015, respectively, to Blue Quail for such services. Blue Quail charged Legacy prices consistent with that of other vendors for services rendered.

(5)	Commitments and Contingencies

From time to time Legacy is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, Legacy is not currently a party to any proceeding that it believes could have a potential material adverse effect on its financial condition, results of operations or cash flows.

Legacy is party to a contractual agreement, extending through 2022, to purchase CO2 volumes from a third party. The contract requires Legacy to purchase minimum annual volumes, the pricing of which is calculated as a percentage of NYMEX-WTI oil prices, with a floor of $57.14. Based upon the minimum required volumes and the NYMEX-WTI strip prices as of March 31, 2016, we estimate the value of our total future obligation to be approximately $51.4 million.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016:

	Fair Value Measurements at March 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2016
	(In thousands)
LTIP liability (a)	$—	$—	$—	$—
Oil and natural gas derivatives	—	115,516	(2,828)	112,688
Interest rate swaps	—	(4,695)	—	(4,695)
Total	$—	$110,821	$(2,828)	$107,993

(a)	See Note 10 for further discussion on unit-based compensation expenses and the related Long-Term Incentive Plan ("LTIP") liability for certain grants accounted for under the liability method.

Legacy estimates the fair values of the swaps based on published forward commodity price curves for the underlying commodities as of the date of the estimate for those commodities for which published forward pricing is readily available. For those commodity derivatives for which forward commodity price curves are not readily available, Legacy estimates, with the assistance of third-party pricing experts, the forward curves as of the date of the estimate. Legacy validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming, where applicable, that those securities trade in active markets. Legacy estimates the option value of puts and calls combined into hedges, including three-way collars and enhanced swaps, using an option pricing model which takes into account market volatility, market prices, contract parameters and discount rates based on published LIBOR rates and interest rate swaps. Due to the lack of an active market for periods beyond one-month from the balance sheet date for its oil price differential swaps, Legacy has reviewed historical differential prices and known economic influences to estimate a reasonable forward curve of future pricing scenarios based upon these factors. In order to estimate the fair value of our interest rate swaps, Legacy uses a yield curve based on money market rates and interest rate swaps, extrapolates a forecast of future interest rates, estimates each future cash flow, derives discount factors to value the fixed and floating rate cash flows of each swap, and then discounts to present value all known (fixed) and forecasted (floating) swap cash flows. Curve building and discounting techniques used to establish the theoretical market value of interest bearing securities are based on readily available money market rates and interest swap market data. The determination of the fair values above incorporates various factors including the impact of our non-performance risk and the credit standing of the counterparties involved in the Partnership’s derivative contracts. The risk of nonperformance by the Partnership’s counterparties is mitigated by the fact that most of our current counterparties (or their affiliates) are also current or former bank lenders under the Partnership’s revolving credit facility. In addition, Legacy routinely monitors the creditworthiness of its counterparties. As the factors described above are based on significant assumptions made by management, these assumptions are the most sensitive to change.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Beginning balance	$(4,493)	$555
Total gains (losses)	11	(3,357)
Settlements, net	1,654	317
Ending balance	$(2,828)	$(2,485)
Gains (losses) included in earnings relating to derivatives still held as of March 31, 2016 and 2015	$492	$(2,485)

During periods of market disruption, including periods of volatile oil and natural gas prices, rapid credit contraction or illiquidity, it may be difficult to value certain of the Partnership's derivative instruments if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were previously in active markets with observable data that become illiquid due to changes in the financial environment. In such cases, more derivative instruments may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in valuations with less certainty. Further, rapidly changing commodity and unprecedented credit and equity market conditions could materially impact the valuation of derivative instruments as reported within Legacy's consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on Legacy's results of operations or financial condition

Fair Value on a Non-Recurring Basis

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

Nonrecurring fair value measurements of proved oil and natural gas properties during the three-month period ended March 31, 2016 consist of:

	Fair Value Measurements During the Three Months Ended March 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Impairment (a)	$—	$—	$19,783

(a)
Legacy periodically reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the three-month period ended March 31, 2016, Legacy incurred impairment charges of $15.4 million as oil and natural gas properties with a net cost basis of $35.2 million were written down to their fair value of $19.8 million. In order to determine whether the carrying value of an asset is recoverable, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The carrying amount of the revolving long-term debt of $570 million as of March 31, 2016 approximates fair value because Legacy's current borrowing rate does not materially differ from market rates for similar bank borrowings. Legacy has classified the revolving long-term debt as a Level 2 item within the fair value hierarchy. As of March 31, 2016, the fair values of the 2020 Senior Notes and the 2021 Senior Notes were $53.3 million and $84.8 million, respectively. As these valuations are based on unadjusted quoted prices in an active market, the fair values are classified as Level 1 items within the fair value hierarchy.

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

By using derivative instruments to mitigate exposures to changes in commodity prices, Legacy exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes Legacy, which creates credit risk. Legacy minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties, all of whom are current or former members of Legacy's lending group.

The following table sets forth a reconciliation of the changes in fair value of Legacy's commodity derivatives for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Beginning fair value of commodity derivatives	$118,427	$153,099
Total gain - oil derivatives	2,519	13,594
Total gain - natural gas derivatives	14,519	6,886
Crude oil derivative cash settlements received	(12,585)	(32,200)
Natural gas derivative cash settlements received	(10,192)	(8,137)
Ending fair value of commodity derivatives	$112,688	$133,242

Certain of our commodity derivatives and interest rate derivatives are presented on a net basis on the Consolidated Balance Sheets. The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our Consolidated Balance Sheets as of the dates indicated below (in thousands):

	March 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$158,459	$(45,771)	$112,688
Total derivative assets	$158,459	$(45,771)	$112,688

Offsetting Derivative Liabilities:
Commodity derivatives	$(45,771)	$45,771	$—
Interest rate derivatives	(4,695)	—	(4,695)
Total derivative liabilities	$(50,466)	$45,771	$(4,695)

	December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$177,082	$(58,655)	$118,427
Interest rate derivatives	1,982	(325)	1,657
Total derivative assets	$179,064	$(58,980)	$120,084

Offsetting Derivative Liabilities:
Commodity derivatives	$(58,655)	$58,655	$—
Interest rate derivatives	(2,344)	325	(2,019)
Total derivative liabilities	$(60,999)	$58,980	$(2,019)

As of March 31, 2016, Legacy had the following NYMEX West Texas Intermediate ("WTI") crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Time Period	Volumes (Bbls)	Price per Bbl	Range per Bbl
April-December 2016	439,900	$67.93	$56.15	-	$99.85
2017	182,500	$84.75	$84.75

As of March 31, 2016, Legacy had the following Midland-to-Cushing crude oil differential swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

		Average	Price
Time Period	Volumes (Bbls)	Price per Bbl	Range per Bbl
April-December 2016	2,200,000	$(1.60)	$(1.50)	-	$(1.75)
2017	2,190,000	$(0.30)	$(0.05)	-	$(0.75)

As of March 31, 2016, Legacy had the following NYMEX WTI crude oil derivative three-way collar contracts that combine a long and short put with a short call as indicated below:

		Average Short	Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Call Price per Bbl
April-December 2016	425,650	$62.46	$87.46	$105.34
2017	72,400	$60.00	$85.00	$104.20

As of March 31, 2016, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put and long put with a fixed-price swap as indicated below:

		Average Long	Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
April-December 2016	137,500	$57.00	$82.00	$91.70
2017	182,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

As of March 31, 2016, Legacy had the following NYMEX Henry Hub and West Texas Waha natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Time Period	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
April-December 2016	21,746,400	$3.40	$3.29	-	$5.30
2017	27,600,000	$3.36	$3.29	-	$3.39
2018	27,600,000	$3.36	$3.29	-	$3.39
2019	25,800,000	$3.36	$3.29	-	$3.39

As of March 31, 2016, Legacy had the following NYMEX Henry Hub natural gas derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average Short Put	Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
April-December 2016	4,185,000	$3.75	$4.25	$5.08
2017	5,040,000	$3.75	$4.25	$5.53

As of March 31, 2016, Legacy had the following Henry Hub NYMEX to Northwest Pipeline, California SoCal NGI and San Juan Basin natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

	April-December 2016		2017
		Average		Average
	Volumes (MMBtu)	Price per MMBtu	Volumes (MMBtu)	Price per MMBtu
NWPL	11,253,825	$(0.19)	7,300,000	$(0.16)
SoCal	—	$—	2,500,250	$0.11
San Juan	1,878,250	$(0.16)	2,500,250	$(0.10)

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

Legacy does not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Beginning fair value of interest rate swaps	$(362)	$(2,080)
Total loss on interest rate swaps	(5,072)	(148)
Cash settlements paid	739	688
Ending fair value of interest rate swaps	$(4,695)	$(1,540)

The table below summarizes the interest rate swap position as of March 31, 2016:

	Weighted Average			Estimated Fair Market Value at
Notional Amount	Fixed Rate	Effective Date	Maturity Date	March 31, 2016
(Dollars in thousands)
$115,000	0.850%	9/1/2015	9/1/2017	$(419)
$235,000	1.363%	9/1/2015	9/1/2019	(4,276)
Total fair market value of interest rate derivatives				$(4,695)

(8)	Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the three months ended March 31, 2016 and year ended December 31, 2015:

	March 31, 2016	December 31, 2015
	(In thousands)
Asset retirement obligation - beginning of period	$286,405	$226,525
Liabilities incurred with properties acquired	—	60,526
Liabilities incurred with properties drilled	—	92
Liabilities settled during the period	(818)	(2,615)
Liabilities associated with properties sold	(3,865)	(9,386)
Current period accretion	3,203	11,263
Asset retirement obligation - end of period	$284,925	$286,405

(9)	Partners' Equity

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

The Series A Preferred Units and the Series B Preferred Units trade on NASDAQ under the symbols "LGCYP" and "LGCYO,” respectively.

On January 21, 2016, Legacy announced that its general partner suspended monthly cash distributions for both its Series A Preferred Units and its Series B Preferred Units. As of March 31, 2016, $0.42 of distributions per unit were in arrears, representing a total cumulative arrearage of approximately $4.0 million.

Incentive Distribution Units

On June 4, 2014, Legacy issued 300,000 Incentive Distribution Units representing limited partner interests in the Partnership (the "Incentive Distribution Units") to WPX Energy Rocky Mountain, LLC (“WPX”) as part of Legacy’s purchase of a non-operated interest in oil and natural gas properties located in the Piceance Basin in Garfield County, Colorado from WPX on June 4, 2014 (the “WPX Acquisition”). The Incentive Distribution Units issued to WPX include 100,000 Incentive Distribution Units that immediately vested along with the ability to vest in up to an additional 200,000 Incentive Distribution Units (the “Unvested IDUs”) in connection with any future asset sales or transactions completed with Legacy. Incentive Distribution Units that are not issued to WPX or other parties will remain in Legacy's treasury for the benefit of all limited partners until such time as Legacy may make future issuances of Incentive Distribution Units. Effective January 1, 2016, WPX assigned its vested and unvested IDUs to WPX Energy Holdings, LLC ("WPX Holdings"), a controlled affiliate of WPX Energy, Inc.

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

In addition, the vested and outstanding Incentive Distribution Units held by WPX Holdings may be converted by Legacy, subject to applicable conversion factors, into units on a one-for-one basis at any time when Legacy has made a distribution in respect of its units for each of the four full fiscal quarters prior to the delivery of its conversion notice, and the amount of the distribution in respect of the units for the full quarter immediately preceding delivery of its conversion notice was equal to at least $0.90 per unit; and the amount of all distributions during each quarter within the four-quarter period immediately preceding delivery of its conversion notice did not exceed the adjusted operating surplus for such quarter. Further, WPX Holdings also has the ability to similarly convert any of its vested Incentive Distribution Units beginning three years after June 4, 2014. WPX Holdings may not transfer any of the Incentive Distribution Units it holds to any person that is not a controlled affiliate of WPX Energy, Inc.

Income (loss) per unit

The following table sets forth the computation of basic and diluted loss per unit:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Net income (loss)	$105,329	$(228,854)
Distributions to preferred unitholders	(3,958)	(4,750)
Net loss available to unitholders	101,371	(233,604)
Weighted average number of units outstanding	68,964	68,921
Effect of dilutive securities:
Restricted and phantom units	—	—
Weighted average units and potential units outstanding	68,964	68,921
Basic and diluted income (loss) per unit	$1.47	$(3.39)

For the three months ended March 31, 2016, 539,646 restricted units and 821,018 phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect. For the three months ended March 31, 2015, 278,383 restricted units and 862,064 phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect.

(10)	Unit-Based Compensation

Long-Term Incentive Plan

On March 15, 2006, the LTIP for Legacy was implemented for its employees, consultants and directors, its affiliates and its general partner. On June 12, 2015, the unitholders of Legacy approved an amendment to the LTIP to provide for an increase in the number of units available for issuance from 2,000,000 to 5,000,000. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights ("UARs"). As of March 31, 2016, grants of awards net of forfeitures and, in the case of phantom units, historical exercises covering 2,188,111 units had been made, comprised of 266,014 unit option awards, 904,551 restricted unit awards, 821,018 phantom unit awards and 196,528 unit awards. The UAR awards granted under the LTIP may only be settled in cash, and therefore are not included in the aggregate number of units granted under the LTIP. The LTIP is administered by the compensation committee (the “Compensation Committee”) of the board of directors of LRGPLLC.

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

During the year ended December 31, 2015, Legacy issued 204,500 UARs to employees which vest ratably over a three-year period and 96,520 UARs to employees which vest at the end of a three-year period. Legacy did not issue UARs to employees during the three-month period ended March 31, 2016. All UARs granted in 2015 expire seven years from the grant date and are exercisable when they vest.

For the three-month periods ended March 31, 2016 and 2015, Legacy recorded $38 and $5,181, respectively, of compensation expense due to the change in liability from December 31, 2015 and 2014, respectively, based on its use of the Black-Scholes model to estimate the March 31, 2016 and 2015 fair value of these UARs (see Note 6). As of March 31, 2016, there was a total of approximately $334 of unrecognized compensation costs related to the unexercised and non-vested portion of these UARs. At March 31, 2016, this cost was expected to be recognized over a weighted-average period of approximately 2.42 years. Compensation expense is based upon the fair value as of March 31, 2016 and is recognized as a percentage of the service period satisfied. Based on historical data, Legacy has assumed a volatility factor of approximately 72% and employed the Black-Scholes model to estimate the March 31, 2016 fair value to be realized as compensation cost based on the percentage of service period satisfied. Based on historical data, Legacy has assumed an estimated forfeiture rate of 5.3%. Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed no annual distribution.

A summary of UAR activity for the three months ended March 31, 2016 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	936,116	$20.61	4.91	$—
Forfeited	(15,000)	21.21
Outstanding at March 31, 2016	921,116	$20.60	4.6	$—

UARs exercisable at March 31, 2016	394,384	$26.27	3.1	$—

The following table summarizes the status of Legacy’s non-vested UARs since January 1, 2016:

	Non-Vested UARs
	Number of Units	Weighted-Average Exercise Price
Non-vested at January 1, 2016	564,067	$16.76
Vested	(22,335)	23.18
Forfeited	(15,000)	21.21
Non-vested at March 31, 2016	526,732	$16.36

Legacy has used a weighted-average risk-free interest rate of 1.2% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at March 31, 2016 whose terms are consistent with the expected life of the UARs. Expected life represents the period of time that UARs are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Three Months Ended
March 31, 2016
Expected life (years)	4.64
Risk free interest rate	1.2%
Annual distribution rate per unit	$0.00
Volatility	72%

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

Compensation expense related to the phantom units and associated DERs was $0.9 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

Restricted Units

During the year ended December 31, 2015, Legacy issued an aggregate of 381,860 restricted units to both non-executive employees and an executive employee. The restricted units awarded to non-executive employees vest ratably over a three-year period beginning at the date of grant. The restricted units granted to the executive employee vest ratably over a three-year period for a portion of the restricted units, with the remainder vesting in full at the end of a five-year period. During the three-month period ended March 31, 2016, Legacy did not issue restricted units to any employees. Compensation expense related to restricted units was $0.7 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was a total of $4.4 million of unrecognized compensation expense related to the unvested portion of these restricted units. At March 31, 2016, this cost was expected to be recognized over a weighted-average period of 2.1 years. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at March 31, 2016, do not include 539,646 units related to unvested restricted unit awards.

Board Units

On June 15, 2015, Legacy granted and issued 11,025 units to each of its six non-employee directors. The value of each unit was $9.13 at the time of issuance.

(11) Subsidiary Guarantors

On April 2, 2014, Legacy filed a registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to register the issuance and sale of, among other securities, Legacy's debt securities, which may be co-issued by Legacy Reserves Finance Corporation. The registration statement also registered guarantees of debt securities by Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc. The Partnership's 2020 Senior Notes were issued in a private offering on December 4, 2012 and were subsequently registered through a public exchange offer that closed on January 8, 2014. The Partnership's 2021 Senior Notes were issued in two separate private offerings on May 28, 2013 and May 8, 2014. $250 million aggregate principal amount of our 2021 Senior Notes were subsequently registered through a public exchange offer that closed on March 18, 2014. The remaining $300 million of aggregate principal amount of Legacy's 2021 Senior Notes were subsequently registered through a public exchange offer that closed on February 10, 2015. The 2020 Senior Notes and the 2021 Senior Notes are guaranteed by Legacy's 100% owned subsidiaries Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP, Legacy Reserves Services, Inc., Legacy Reserves Energy Services LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC, which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation, and certain other future subsidiaries (the “Guarantors”, together with any future 100% owned subsidiaries that guarantee the Partnership's 2020 Senior Notes and 2021 Senior Notes, the “Subsidiaries”). The Subsidiaries are 100% owned, directly or indirectly, by the Partnership and the guarantees by the Subsidiaries are full and unconditional, except for customary release provisions described in Note 2 - Long-Term Debt. The Partnership has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. The guarantees constitute joint and several obligations of the Guarantors.

(12) Subsequent Events

From April 1, 2016 through May 2, 2016, Legacy repurchased a face amount of $15.6 million of Senior Notes on the open market.

On May 4, 2016, Legacy's borrowing base under the Current Credit Agreement was redetermined from $725 million to $630 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This document contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•our business strategy:

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

The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and our expectations may not be realized or the forward-looking events and circumstances may not occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Legacy’s Annual Report on Form 10-K for the year ended December 31, 2015 in Item 1A under “Risk Factors.” The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

Overview

The current supply and demand environment for crude oil and natural gas has resulted in a prolonged period of low commodity prices. Based on the sustained level of commodity prices through the first quarter of 2016, we are experiencing a challenging 2016. Crude oil prices declined from an average of $92.91 per Bbl in 2014 to an average of $33.35 in the first quarter of 2016 and natural gas prices declined from an average of $4.26 per Mcf in 2014 to an average of $1.99 in the first quarter of 2016. If commodity prices persist at current levels, we will continue to experience an adverse effect on our operating income in future periods resulting from decreased revenues and higher depletion rates when compared to prior time periods as well as additional impairment charges. To illustrate the impact of recent commodity prices on our proved reserves, we recalculated our proved reserves as of December 31, 2015, using the five-year average forward price as of March 31, 2016 for both WTI oil and NYMEX natural gas held constant for the life of our properties. While this 5-year NYMEX forward strip price is not necessarily indicative of our overall outlook on future commodity prices, this commonly used methodology may help provide investors with an understanding of the impact of the recent commodity price environment. Under such assumptions, we estimate our year-end proved reserves increased by approximately 0.2% to 164.5 MMBoe from our previously reported 164.2 MMBoe.

Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce, our access to capital and the amount of our cash distributions, as evidenced by our suspension of cash distributions to our unitholders and holders of our Preferred Units announced in January 2016. We continue to monitor the commodity markets and their impact on both our distributable cash flow and financial covenants.

Depending on oil and natural gas prices in 2016, we could breach certain financial covenants under our revolving credit facility, which would constitute a default under our revolving credit facility. Such default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our revolving credit facility and potential foreclosure on our oil and natural gas properties. Certain payment defaults or acceleration under our revolving credit facility could cause a cross-default or cross-acceleration of all of our indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to date, which include the suspension of distributions to our unitholders and holders of both our 8% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series A Preferred Units") and our 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units" and, together with the Series A Preferred Units, the “Preferred Units”), as well as asset sales completed and anticipated as of the date of this filing, will be viewed positively by our lenders. In response to the current commodity price environment, our focus for 2016 is to fund our operations and reduce leverage from our internally generated cash flow as well as from additional select asset sales and to preserve financial flexibility and liquidity. Since December 31, 2015, we have reduced our total leverage by $217.4 million by repurchasing $169.4 million of original principal amount of our Senior Notes and making $48.0 million of payments on our revolver.

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

Production and Operating Costs Reporting

We strive to increase our production levels to maximize our revenue and cash flow. Additionally, we continuously monitor our operations to ensure that we are incurring operating costs at the optimal level. Accordingly, we continuously monitor our production and operating costs per well to determine if any wells or properties should be shut-in or recompleted.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per unit data)
Revenues:
Oil sales	$30,320	$50,296
Natural gas liquids sales	2,453	4,192
Natural gas sales	33,086	27,051
Total revenue	$65,859	$81,539
Expenses:
Oil and natural gas production, excluding ad valorem taxes	$46,661	$45,944
Ad valorem taxes	$3,362	$3,276
Total oil and natural gas production	$50,023	$49,220
Production and other taxes	$2,573	$4,218
General and administrative, excluding transaction related expenses and LTIP	$7,692	$7,756
Transaction related expenses	$77	$25
LTIP expense	$1,665	$1,088
Total general and administrative	$9,434	$8,869
Depletion, depreciation, amortization and accretion	$36,959	$41,068
Commodity derivative cash settlements:
Oil derivative cash settlements received	$12,585	$32,200
Natural gas derivative cash settlements received	$10,192	$8,137
Production:
Oil (MBbls)	1,069	1,200
Natural gas liquids (MGal)	8,241	9,686
Natural gas (MMcf)	17,266	9,658
Total (MBoe)	4,143	3,040
Average daily production (Boe/d)	45,527	33,778
Average sales price per unit (excluding derivative cash settlements):
Oil price (per Bbl)	$28.36	$41.91
Natural gas liquids price (per Gal)	$0.30	$0.43
Natural gas price (per Mcf)	$1.92	$2.80
Combined (per Boe)	$15.90	$26.82
Average sales price per unit (including derivative cash settlements):
Oil price (per Bbl)	$40.14	$68.75
Natural gas liquids price (per Gal)	$0.30	$0.43
Natural gas price (per Mcf)	$2.51	$3.64
Combined (per Boe)	$21.39	$40.09
Average WTI oil spot price (per Bbl)	$33.35	$48.49
Average Henry Hub natural gas index price (per Mcf)	$1.99	$2.90
Average unit costs per Boe:
Oil and natural gas production, excluding ad valorem taxes	$11.26	$15.11
Ad valorem taxes	$0.81	$1.08
Production and other taxes	$0.62	$1.39
General and administrative excluding transaction related expenses and LTIP	$1.86	$2.55
Total general and administrative	$2.28	$2.92
Depletion, depreciation, amortization and accretion	$8.92	$13.51

Results of Operations

Three-Month Period Ended March 31, 2016 Compared to Three-Month Period Ended March 31, 2015

Our revenues from the sale of oil were $30.3 million and $50.3 million for the three-month periods ended March 31, 2016 and 2015, respectively. Our revenues from the sale of NGLs were $2.5 million and $4.2 million for the three-month periods ended March 31, 2016 and 2015, respectively. Our revenues from the sale of natural gas were $33.1 million and $27.1 million for the three-month periods ended March 31, 2016 and 2015, respectively. The $20.0 million decrease in oil revenues reflects the decrease in average realized price of $13.55 per Bbl (32%) due to a decline in average West Texas Intermediate (“WTI”) crude oil prices of $15.14 per Bbl partially offset by an improvement in realized regional differentials. The decrease in oil revenue is also due to a decline in oil production of 131 MBbls as a result of natural declines in production. The $1.7 million decrease in NGL sales reflects a decrease in the realized NGL price of approximately $0.13 per Gal (30%) and a decrease in volumes of 1,445 MGals due to ethane rejection in our Piceance Basin properties. The $6.0 million increase in natural gas revenues reflects an increase in our production volumes, partially offset by a decrease in realized natural gas prices. Our natural gas production increased by approximately 7,608 MMcf (79%), primarily due to our 2015 acquisitions, most notably the acquisitions of East Texas properties (7,902 MMcf), partially offset by natural declines. Average realized natural gas prices decreased by $0.88 per Mcf (31%) during the three months ended March 31, 2016 compared to the same period in 2015 primarily due to the decline in average NYMEX Henry Hub natural gas prices of $0.91 (31%) per Mcf.

For the three-month period ended March 31, 2016, we recorded $17.0 million of net gains on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net gains recognized during the three-month period ended March 31, 2016 are primarily due to the decrease in commodity prices. For the three-month period ended March 31, 2015, we recorded $20.5 million of net gains on oil and natural gas derivatives. Settlements of such contracts resulted in cash receipts of $22.8 million and $40.3 million during the three months ended March 31, 2016 and 2015, respectively.

Our oil and natural gas production expenses, excluding ad valorem taxes, increased to $46.7 million ($11.26 per Boe) for the three-month period ended March 31, 2016 from $45.9 million ($15.11 per Boe) for the three-month period ended March 31, 2015. This increase is primarily attributable to additional expenses associated with the East Texas properties acquired in 2015 of $9.2 million offset by cost reduction efforts on historical properties. Additionally, production expenses per Boe decreased for the three-month period ended March 31, 2016 compared to the three-month period ended March 31, 2015 due to the inclusion of lower cost production in our East Texas properties acquired in 2015 as well as a reduction in lifting costs in our historical properties. Our ad valorem tax expense increased to $3.4 million ($0.81 per Boe) for the three-month period ended March 31, 2016 compared to $3.3 million ($1.08 per Boe) for the three-month period ended March 31, 2015. The increase was attributable to additional properties from acquisitions offset by lower oil and natural gas commodity prices, resulting in lower reserve valuations, upon which much of our ad valorem taxes are based, resulting in lower ad valorem tax expense on a per Boe basis.

Our production and other taxes were $2.6 million and $4.2 million for the three-month periods ended March 31, 2016 and 2015, respectively. Production and other taxes decreased due to the decline in product prices.

Our general and administrative expenses were $9.4 million and $8.9 million for the three-month periods ended March 31, 2016 and 2015, respectively. General and administrative expenses increased $0.6 million primarily due to an increase in LTIP expense and salaries and benefits expense commensurate with a larger asset base as a result of our acquisition of East Texas properties. This increase was partially offset by general cost reduction efforts.

We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $37.0 million and $41.1 million for the three-month periods ended March 31, 2016 and 2015, respectively. DD&A decreased $4.1 million due primarily to lower depletion across much of our asset base due to the reduced depletable basis resulting from the significant impairment realized in the fourth quarter of 2015.

Impairment expense was $15.4 million and $209.4 million for the three-month periods ended March 31, 2016 and 2015, respectively. In the three-month period ended March 31, 2016, we recognized $15.4 million of impairment on twelve separate producing fields primarily related to the further decline in oil and natural gas futures prices during the period. Impairment expense for the period ended March 31, 2015 was recognized on thirty-three separate producing fields primarily related to the decline in natural gas prices. While we recognized a significant impairment expense in the fourth quarter of 2014, the continued decline in natural gas futures prices during the first quarter of 2015 resulted in additional write-downs, specifically related to our WPX Acquisition properties.

We recorded interest expense of $25.2 million and $17.8 million for the three-month periods ended March 31, 2016 and 2015, respectively. Interest expense increased approximately $7.4 million primarily due to interest expense related to additional borrowings on our revolving credit facility to fund the acquisitions of East Texas properties in 2015. This increase was partially offset by decreased interest expense following our repurchase of a portion of our Senior Notes, which resulted in a gain on extinguishment of debt of $130.8 million.

Non-GAAP Financial Measure

Our management uses Adjusted EBITDA as a tool to provide additional information and metrics relative to the performance of our business. Our management believes that Adjusted EBITDA is useful to investors because this measure is used by many companies in the industry as a measure of operating and financial performance and is commonly employed by financial analysts and others to evaluate the operating and financial performance of the Partnership from period to period and to compare it with the performance of other publicly traded partnerships within the industry. Adjusted EBITDA may not be comparable to a similarly titled measure of other publicly traded limited partnerships or limited liability companies because all companies may not calculate Adjusted EBITDA in the same manner.The following presents a reconciliation of “Adjusted EBITDA,” which is a non-GAAP measure, to its nearest comparable GAAP measure. Adjusted EBITDA should not be considered as an alternative to GAAP measures, such as net income, operating income, cash flow from operating activities, or any other GAAP measure of financial performance. Adjusted EBITDA is defined as net income (loss) plus:

•	Interest expense;

•	(Gain) loss of extinguishment of debt

•	Income taxes;

•	Depletion, depreciation, amortization and accretion;

•	Impairment of long-lived assets;

•	(Gain) loss on sale of partnership investment;

•	(Gain) loss on disposal of assets;

•	Equity in (income) loss of equity method investees;

•	Unit-based compensation expense (benefit) related to LTIP unit awards accounted for under the equity or liability methods;

•	Minimum payments earned in excess of overriding royalty interest earned;

•	Equity in EBITDA of equity method investee;

•	Net (gains) losses on commodity derivatives;

•	Net cash settlements received (paid) on commodity derivatives;

•	Transaction related expenses.

The following table presents a reconciliation of our consolidated net loss to Adjusted EBITDA for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Net income (loss)	$105,329	$(228,854)
Plus:
Interest expense	25,176	17,792
Gain on extinguishment of debt	(130,804)	—
Income tax expense (benefit)	400	(747)
Depletion, depreciation, amortization and accretion	36,959	41,068
Impairment of long-lived assets	15,447	209,402
(Gain) loss on disposal of assets	(31,701)	1,941
Equity in income (loss) of equity method investees	5	(79)
Unit-based compensation expense	1,665	1,088
Minimum payments earned in excess of overriding royalty interest(a)	802	367
Equity in EBITDA of equity method investee(b)	—	119
Net gains on commodity derivatives	(17,038)	(20,480)
Net cash settlements received on commodity derivatives	22,777	40,337
Transaction related expenses	77	25
Adjusted EBITDA	$29,094	$61,979
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

For the three months ended March 31, 2016 and 2015, respectively, Adjusted EBITDA decreased 53% to $29.1 million from $62.0 million. The significant declines in commodity prices and lower commodity derivative settlements were partially offset by production from our East Texas properties acquired in 2015.

Capital Resources and Liquidity

Our primary sources of capital and liquidity have been cash flow from operations, sale of oil and natural gas properties, the issuance of additional units and preferred units, the issuance of notes, proceeds from bank borrowings or a combination thereof. To date, our primary use of capital has been for acquisition and development of oil and natural gas properties and the repayment of indebtedness.

Based upon current oil and natural gas price expectations and our commodity derivatives positions, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our revolving credit facility will provide us sufficient liquidity to fund our operations for the remainder of 2016 including our planned capital expenditures of $37 million. However, depending on oil and natural gas prices in 2016, we could breach certain financial covenants under our revolving credit facility, which would constitute a default under our revolving credit facility. Such a default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and potential subsequent acceleration of all amounts outstanding under our revolving credit facility and potential foreclosure on our oil and natural gas properties. Certain payment defaults or acceleration under our revolving credit facility could cause a cross-default or cross-acceleration of all of our other indebtedness. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness. In light of this, we elected to suspend distributions to unitholders and distributions to the holders of our Preferred Units. Additionally, we have consummated and will continue to pursue certain credit-accretive asset sales comprised primarily of non-producing acreage and have used and will continue to use the proceeds of such asset sales to reduce total leverage. Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to operate or to maintain planned levels of capital expenditures. For further information about our revolving credit facility, please refer to Note 2—Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.

The amounts available for borrowing under our credit facility are subject to a borrowing base, which, as redetermined on May 4, 2016, is currently set at $630 million. As of May 4, 2016, we had $68.6 million available for borrowing under our revolving credit facility. Based on their commodity price expectations, our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled on or about October 2016, subject to the parties' rights to have additional redeterminations between scheduled redeterminations. Please see “—Cash Flow from Financing Activities—Credit Facility.”

Our commodity derivatives position, which we use to mitigate commodity price volatility and (if positive) support our borrowing capacity, resulted in $132.9 million of cash receipts in the year ended December 31, 2015. However, while a significant portion of our natural gas production is covered by derivative contracts, we have much less oil production covered by derivative contracts in future periods compared to historical periods. As a point of reference, we had oil derivative contracts covering 3,604 MBbls in 2015 compared with oil derivatives contracts covering only 1,399 MBbls of 2016 production. As such, we anticipate continuing to receive less cash from the settlement of derivative contracts in 2016 as compared to 2015.

For an example illustrating the potential effects of commodity prices on our estimates of proved reserves, see “Management’s Discussion and Analysis of Financial Condition-Overview.”

As market conditions warrant, we may, subject to certain limitations and restrictions, repurchase, exchange or otherwise pay down our outstanding debt, including our Senior Notes, in open market transactions, privately negotiated transactions, by tender offer or otherwise which may impact the trading liquidity of such securities. The amounts involved in any such transactions, individually or in the aggregate, may be material. Since December 31, 2015, we have repurchased approximately $169.4 million of original principal amount of our Senior Notes on the open market. Our recently redetermined borrowing base of $630 million currently prohibits Senior Notes repurchases given we no longer meet the required minimum liquidity levels.

Cash Flow from Operations

Our net cash used in operating activities was $18.0 million and $2.2 million for the three-month periods ended March 31, 2016 and 2015, respectively. The 2016 period was impacted by gains associated with asset sales and repurchases of our Senior Notes, partially offset by lower realized commodity prices.

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

Cash Flow from Investing Activities

We invested $6.6 million of capital for the three-month period ended March 31, 2016, which consisted of $4.8 million for development projects and $1.8 million for an adjustment to a prior period acquisition. We received $68.5 million of proceeds related to the divestiture of various oil and natural gas properties. Our cash capital expenditures were $15.1 million for the three-month period ended March 31, 2015. The total includes $1.7 million for the acquisition of oil and natural gas properties in individually immaterial acquisitions as well as $13.4 million for development projects.

Our annual capital expenditure budget for 2016, which predominantly consists of drilling, CO2 injection, recompletion and well stimulation projects, was set at $37.0 million. During the three months ended March 31, 2016 we have spent $4.8 million. We anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our credit facility, to meet our cash obligations including our remaining planned capital expenditures. We have taken a disciplined approach to our capital spending, as during the three months ended March 31, 2016 we only spent 13% of our previously announced annual budget, and now expect our capital expenditures to be substantially lower than our previously announced capital expenditures budget of $37.0 million for 2016. Our remaining borrowing capacity under our revolving credit facility is $68.6 million as of May 4, 2016. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, non-operated capital requirements and internally generated cash flow. Future cash distributions will be at levels to be determined based on cash available for distribution, any remaining borrowing capacity for cash distributions under our credit facility, requirements to repay debt and any other factors the board of directors of our general partner may consider. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. We use derivatives to offset price volatility of oil and natural gas prices. For the three-month periods ended March 31, 2016 and 2015, we had favorable settlements of $22.8 million and $40.3 million, respectively, related to our commodity derivatives.

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

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of May 2, 2016, covering the period from April 1, 2016 through December 31, 2019. We use derivatives, including swaps, enhanced swaps and three-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are mostly settled based upon the monthly average closing price of the front-month NYMEX WTI oil, the price on the last trading day of front-month NYMEX Henry Hub natural gas and published West Texas Waha prices of natural gas.

Oil Swaps:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
April-December 2016	439,900	$67.93	$56.15	-	$99.85
2017	182,500	$84.75	$84.75

Natural Gas Swaps:

Time Period	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
April-December 2016	21,746,400	$3.40	$3.29	-	$5.30
2017	27,600,000	$3.36	$3.29	-	$3.39
2018	27,600,000	$3.36	$3.29	-	$3.39
2019	25,800,000	$3.36	$3.29	-	$3.39

We have entered into regional crude oil differential swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) crude oil price less a fixed-price differential. As noted above, we receive a discount to the NYMEX WTI crude oil price at the point of sale. Due to refinery downtime and limited takeaway capacity that has impacted the Permian Basin, the difference between the WTI-ARGUS (Midland) price, which is the price we receive on almost all of our Permian crude oil production, and the WTI-ARGUS (Cushing) price reached historic highs in late 2012 and early 2013 and again in late 2014. We entered into these differential swaps to negate a portion of this volatility. The following table summarizes the oil differential contracts currently in place as of May 2, 2016, covering the period from April 1, 2016 through December 31, 2017:

		Average
Time Period	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
April-December 2016	2,200,000	$(1.60)	$(1.50)	-	$(1.75)
2017	2,190,000	$(0.30)	$(0.05)	-	$(0.75)

We have also entered into multiple NYMEX WTI crude oil derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. For example, at an annual average WTI market price of $40.00, the summary positions below would result in a net price of $65.00 for the remainder of 2016 and 2017. The following table summarizes the three-way oil collar contracts currently in place as of May 2, 2016, covering the period from April 1, 2016 through June 30, 2017:

		Average Short	Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Call Price per Bbl
April-December 2016	425,650	$62.46	$87.46	$105.34
2017	72,400	$60.00	$85.00	$104.20

We have also entered into multiple NYMEX WTI crude oil derivative enhanced swap contracts. The enhanced swap contract combines buying a lower-priced put, selling a higher-priced put, and using the net proceeds from these positions to simultaneously obtain a swap at above market prices (“enhanced swap price”). If the market price is at or above the higher-priced short put, this contract allows us to settle at the enhanced swap price. If the market price is below the higher-priced short put but above the lower-priced long put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the higher-priced short put. If the market price is at or below the lower-priced long put, this contract allows us to settle for the lower-priced long put plus the spread between the enhanced swap price and the higher-priced short put. For example, at an annual average WTI market price of $40.00, the summary positions below would result in a net price of $66.70, $65.85 and $65.50 for the remainder of 2016, 2017 and 2018, respectively. The following table summarizes this type of enhanced swap contracts currently in place as of May 2, 2016, covering the period from January 1, 2016 to December 31, 2018:

		Average Long	Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
April-December 2016	137,500	$57.00	$82.00	$91.70
2017	182,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

We have also entered into multiple NYMEX Henry Hub natural gas derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. For example, at an annual average Henry Hub market price of $2.00, the summary positions below would result in a net price of $2.50 for the remainder of 2016 and 2017. The following table summarizes the three-way natural gas collar contracts currently in place as of May 2, 2016, covering the period from April 1, 2016 to December 31, 2017:

		Average Short Put	Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
April-December 2016	4,185,000	$3.75	$4.25	$5.08
2017	5,040,000	$3.75	$4.25	$5.53

As of May 2, 2016, Legacy had the following Henry Hub NYMEX to Northwest Pipeline, California SoCal NGI and San Juan Basin natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

	April-December 2016		2017
		Average		Average
	Volumes (MMBtu)	Price per MMBtu	Volumes (MMBtu)	Price per MMBtu
NWPL	11,253,825	$(0.19)	7,300,000	$(0.16)
SoCal	—	$—	2,500,250	$0.11
San Juan	1,878,250	$(0.16)	2,500,250	$(0.10)

Cash Flow from Financing Activities

Our net cash used in financing activities was $63.2 million for the three months ended March 31, 2016, compared to $20.6 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, total net payments to our revolving credit facility were $38.0 million. We had cash outflow during the three months ended March 31, 2016 in the amount of $18.4 million for repurchases of our Senior Notes on the open market.

During the three months ended March 31, 2015, total net borrowings under our revolving credit facility were $28.0 million. The proceeds from our net borrowings were used to finance our acquisition and development activities as well as to fund a portion of our distributions to unitholders. We had cash outflow during the three months ended March 31, 2015 of $42.3 million for distributions to record holders of our units and $4.8 million for distributions to record holders of our Preferred Units, a portion of which was funded from cash flow from operations with the remainder funded from borrowings under our revolving credit facility.

Credit Facility

On April 1, 2014, we entered into a five-year $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent (the “Current Credit Agreement”). Borrowings under the Current Credit Agreement mature on April 1, 2019. Our obligations under the Current Credit Agreement are secured by mortgages on over 90% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in our operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit.

As of March 31, 2016, we were in compliance with all covenants of the Current Credit Agreement. Depending on oil and natural gas prices in 2016, we could breach certain financial covenants under our revolving credit facility, which would constitute a default under our revolving credit facility. Such default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our revolving credit facility and potential foreclosure on our oil and natural gas properties. As previously noted, if the lenders under our revolving credit facility were to accelerate the indebtedness under our revolving credit facility as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness, including our Senior Notes, and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to date, which include the suspension of distributions to our unitholders and Preferred Unitholders, as well as asset sales completed and anticipated as of the date of this filing, will be viewed positively by our lenders. If an event of default would occur and were continuing, we would be unable to make borrowings under the Current Credit Agreement, may be unable to make distributions to our unitholders and our financial condition and liquidity would be adversely affected. For further information related to our Current Credit Agreement, please refer to Note 2–Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.

We periodically enter into interest rate swap transactions to mitigate the volatility of interest rates. As of March 31, 2016, we had interest rate swaps on notional amounts of $350 million with a weighted average fixed rate of 1.20%. These swaps mature between September 2017 and September 2019.

8% Senior Notes Due 2020

On December 4, 2012, we, together with our 100% owned subsidiary Legacy Reserves Finance Corporation, completed a private placement offering to eligible purchasers of an aggregate principal amount of $300 million of our 2020 Senior Notes, which were subsequently registered through a public exchange offer that closed on January 8, 2014. The 2020 Senior Notes were issued at 97.848% of par. We received approximately $286.7 million of net cash proceeds, after deducting the discount to initial purchasers and offering expenses payable by us.

During the three months ended March 31, 2016, we repurchased a face amount of $44.4 million of our 2020 Senior Notes on the open market.

As of March 31, 2016, we were in compliance with all financial and other covenants of the 2020 Senior Notes. If an event of default would occur and were continuing, we would be unable to pay distributions to our unitholders. As previously noted, if the lenders under our revolving credit facility were to accelerate the indebtedness under our revolving credit facility as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. For further information related to our 2020 Senior Notes please refer to Note 2–Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.

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
On May 13, 2014, we, together with our 100% owned subsidiary Legacy Reserves Finance Corporation, completed a private placement offering to eligible purchasers of an aggregate principal amount of an additional $300.0 million of our 6.625% 2021 Senior Notes. This issuance of our 2021 Senior Notes was at 99.0% of par. We received approximately $291.8 million of net cash proceeds, after deducting the discount to initial purchasers and offering expenses payable by us.
During the three months ended March 31, 2016, we repurchased a face amount of $109.3 million of our 2021 Senior Notes on the open market.

As of March 31, 2016, we were in compliance with all financial and other covenants of the 2021 Senior Notes. If an event of default would occur and were continuing, we would be unable to pay distributions to its unitholders. As previously noted, if the lenders under our revolving credit facility were to accelerate the indebtedness under our revolving credit facility as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. For further information related to our 2021 Senior Notes please refer to Note 2–Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.

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

As of March 31, 2016, our critical accounting policies were consistent with those discussed in our Annual Report on Form 10-K for the period ended December 31, 2015.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  ASU 2016-09 requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of our pending adoption of ASU 2016-09 on our consolidated financial statements and do not anticipate the standard will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements.

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

As of March 31, 2016, the fair market value of our commodity derivative positions was a net asset of $112.7 million based on NYMEX futures prices from April 2016 to December 2019 for both oil and natural gas. As of December 31, 2015, the fair market value of our commodity derivative positions was a net asset of $118.4 million based on NYMEX futures prices from January 2016 to December 2019 for both oil and natural gas. While a significant portion of our natural gas production is covered by derivative contracts, we have much less oil production covered by derivative contracts in future periods compared to historical periods. As a point of reference, we had oil derivative contracts covering 3,604 MBbls in 2015 compared with oil derivatives contracts covering only 1,399 MBbls of 2016 production. As such, we anticipate continuing to receive less cash from the settlement of derivative contracts in 2016 as compared to 2015. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from April 2016 through December 2019, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Investing Activities.”

Interest Rate Risks

At March 31, 2016, we had debt outstanding under our revolving credit facility of $570 million, which incurred interest at floating rates in accordance with our revolving credit facility. The average annual interest rate incurred by us under our revolving credit facility for the three-month period ended March 31, 2016 was 3.1%. A 1% increase in LIBOR on our outstanding debt under our revolving credit facility as of March 31, 2016 would result in an estimated $2.20 million increase in annual interest expense assuming our current interest rate hedges remain in place and do not expire. We have entered into interest rate swaps with a weighted-average fixed rate of 1.20% to mitigate the volatility of interest rates on notional amounts of $350 million of floating rate debt.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this report, you should carefully consider the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of units purchased	Price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value of units) that may yet be purchased under the plans or programs
February 18, 2016	4,825(1)	$0.86	—	—
February 29, 2016	193(2)	$0.68	—	—
March 28, 2016	294(3)	$0.89	—	—
(1) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $0.86 per unit, the closing price of Legacy's units on the NASDAQ Global Market on February 18, 2016.
(2) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $0.68 per unit, the closing price of Legacy's units on the NASDAQ Global Market on February 29, 2016.
(3) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $0.89 per unit, the closing price of Legacy's units on the NASDAQ Global Market on March 28, 2016.

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
3.4
Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.4)

3.5
First Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.6)

3.6
Second Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.7)

10.1
Seventh Amendment to Third Amended and Restated Credit Agreement dated as of February 19, 2016, among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K (File No. 001-33249) filed on February 24, 2016)

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

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

May 4, 2016	By:	/s/ James Daniel Westcott
James Daniel Westcott
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)