Form 10-K
period 2016-12-31
LEGACY RESERVES LP
filed 2017-02-22
CIK 1358831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
 Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of units held by non-affiliates of the registrant was approximately $117.3 million on June 30, 2016, based on $1.62 per unit, the last reported sales price of the units on the NASDAQ Global Select Market on such date.
72,625,147 units representing limited partner interests in the registrant were outstanding as of February 21, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the definitive proxy statement for the registrant’s 2017 annual meeting of unitholders are incorporated by reference into Part III of this annual report on Form 10-K.

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
Development project. A development project is the means by which petroleum resources are brought to the status of economically producible. As examples, the development of a single reservoir or field, an incremental development in a producing field, or the integrated development of a group of several fields and associated facilities with a common ownership may constitute a development project.
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

Proved developed reserves. Reserves that can be expected to be recovered through: (i) existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

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

Proved undeveloped reserves or PUDs. Proved undeveloped oil and gas reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.
(i) Proved reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.
(ii) Proved undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time.
(iii) Under no circumstances shall estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology establishing reasonable certainty.

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

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•	our business strategy;

•	the amount of oil and natural gas we produce;

•	the price at which we are able to sell our oil and natural gas production;

•	our ability to acquire and appropriately finance additional oil and natural gas properties at economically attractive prices;

•	our drilling locations and our ability to continue our development activities at economically attractive costs;

•	the level of our lease operating expenses, general and administrative costs and finding and development costs, including payments to our general partner;

•	the level of our capital expenditures;

•	our ability to comply with, renegotiate or receive waivers of debt covenants under our revolving credit facility and our term loan credit agreement;

•	our ability to engage in capital markets activity which may include debt or equity exchanges or repurchases;

•	our ability to resume cash distributions to our limited partners;

•	our future operating results; and

•	our plans, objectives, expectations and intentions.

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

Our oil and natural gas production and reserve data as of December 31, 2016 are as follows:

•	we had proved reserves of approximately 144.8 MMBoe, of which 72% were natural gas, 28% were oil and natural gas liquids (“NGLs”) and 94% were classified as proved developed producing; and

•	our proved reserves to production ratio was approximately 9.4 years based on the annualized production volumes for the three months ended December 31, 2016.

We have grown primarily through two activities: the acquisition of producing oil and natural gas properties and the development of properties in established producing trends. From 2007 through 2016, we completed 143 acquisitions of oil and natural gas properties for a total of approximately $2.7 billion. These acquisitions of primarily long-lived, oil and natural gas assets, along with our ongoing development activities and operational improvements, have allowed us to achieve significant growth during this time period.

Business Strategy

The key elements of our business strategy are to:

•	Add proved reserves and maximize cash flow and production through development projects and operational efficiencies;

•	Make accretive acquisitions of oil and natural gas properties; and

•	Reduce commodity price risk through oil and natural gas derivative transactions.

2017 Operating Focus

Oil and natural gas prices experienced a significant drop in late 2014 and 2015. Prices recovered slightly in 2016, but still remain at levels lower than previously seen before the decline began in 2014, which has further challenged the state of the capital markets for oil and natural gas exploration and production companies. In response, we elected to maintain a modest capital program in 2017. Our development capital expenditures are expected to be approximately $55 million in 2017, compared to approximately $29.5 million in 2016 and $36.9 million in 2015. The increase in our capital program in 2017 as compared to 2016 is driven by increased net working interests and an anticipated higher number of total drilling days under our two-rig horizontal drilling program in the Permian Basin.

Should oil and natural gas prices decline in 2017, we could breach certain financial covenants under our revolving credit facility or our term loan credit agreement, which would constitute a default under our revolving credit facility or our term loan credit agreement. Such default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our revolving credit facility or our term loan credit agreement or foreclosure on our oil and natural gas properties. Certain payment defaults or acceleration under our revolving credit facility or our term loan credit agreement could cause a cross-default or cross-acceleration of all of our other indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to date will be viewed positively by our lenders. For further discussion on the consequences of a breach of such covenants, including a potential cross-default of all our existing indebtedness, please read “Risk Factors—Risks Related to Our Business—Continued low commodity prices may impact our ability to comply with debt covenants.” Considering the current environment for the oil and natural gas industry, our goals in 2017 are to fund our operations and to reduce leverage from our internally generated cash flow and to preserve financial flexibility and liquidity.

Operating Regions

Permian Basin. The Permian Basin, one of the largest and most prolific oil and natural gas producing basins in the United States, was discovered in 1921 and extends over 100,000 square miles in West Texas and southeast New Mexico. It is characterized by oil and natural gas fields with long production histories and multiple producing formations. These stacked formations have been further drilled and produced following the advent and refinement of horizontal drilling. Currently, the majority of the rigs running in the Permian Basin are drilling horizontal wells. The Permian Basin has historically been our largest operating region and still contains the majority of our drilling locations and development projects. Our producing wells in the Permian Basin are generally characterized as mature oil wells that also produce high-Btu casinghead gas with significant NGL content.

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

Our proved reserves by operating region are as follows:

Proved Reserves by Operating Region as of December 31, 2016
Operating Regions	Oil (MBbls)	Natural Gas (MMcf)	NGLs(MBbls)	Total (MBoe)	% Liquids	% PDP	% Total
East Texas	63	339,034	95	56,664	0.3%	98.1%	39.1%
Permian Basin	25,491	89,446	932	41,331	63.9%	83.4%	28.6%
Rocky Mountain	4,970	188,277	4,474	40,823	23.1%	99.2%	28.2%
Mid-Continent	1,934	10,263	2,342	5,986	71.4%	95.6%	4.1%
Total	32,458	627,020	7,843	144,804	27.8%	94.1%	100.0%

Development Activities

Our development projects are primarily focused on drilling and completing new wells, but also include accessing additional productive or improving existing formations in existing well-bores, and artificial lift equipment enhancement, as well as secondary (waterflood) and tertiary (miscible nitrogen and CO2) recovery projects.

As of December 31, 2016, we identified 47 gross (17.0 net) proved undeveloped ("PUD") drilling locations, 16 of which were identified and economically viable at December 31, 2015. The table below details the activity in our PUD locations from December 31, 2015 to December 31, 2016:

	Gross Locations	Net Locations	Net Volume (MBoe)
Balance, December 31, 2015	44	17.5	2,458
PUDs converted to PDP by drilling	(4)	(0.2)	(327)
PUDs removed due to performance (a)	(6)	(0.1)	(137)
PUDs removed from future drilling schedule (b)	(16)	(11.4)	(721)
PUDs removed due to sale	(2)	(1.3)	(138)
Additions due to performance (a)	31	11.9	3,872
Other	—	0.6	636
Balance, December 31, 2016	47	17.0	5,643
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

The increases in PUDs due to performance were driven by offset drilling in connection with our drilling program in the Permian Basin, which includes the horizontal Spraberry, horizontal Wolfcamp and horizontal Bone Spring wells.
Substantially all of the reductions in PUDs due to performance were due to the removal of PUDs as they became uneconomic as of December 31, 2016 based on commodity price declines or offset well performance.

(b)
These PUD locations were removed from our PUD inventory because we determined, based upon review of our current inventory and as indicated in our future drilling plans, that these PUD locations are not scheduled to be drilled within five years after initial recognition as proved reserves.

As of December 31, 2016, we identified 55 gross (34.6 net) recompletion and fracture stimulation projects.

Excluding acquisitions, we expect to make capital expenditures of approximately $55 million during the year ending December 31, 2017.

During 2015, one of our wholly owned subsidiaries, Legacy Reserves Operating LP (the "Operating Partnership"), entered into a Development Agreement (as subsequently amended, the "Development Agreement") with Jupiter JV LP ("Investor"), which was formed by certain of TPG Special Situations Partners' investment funds. Pursuant to the Development Agreement, Legacy and Investor participated in the funding, exploration, development and operation of certain of our undeveloped oil and natural gas properties within approximately 3,938 net acres in the Permian Basin (collectively, the "Subject Assets"). Under the terms of the Development Agreement, Investor pays 95% of the costs to the parties' combined interests to develop the assets and 80% of the costs to the parties' combined interests to develop or construct associated saltwater disposal wells and other infrastructure assets. In exchange for funding a portion of the parties' combined costs, Investor received an undivided 80.0% of our working interest in the assets, subject to reversion as discussed below. Investor's portion of the development costs will be limited to $275 million for the initial carry period and may, subject to mutual consent, be expanded.

•
At the first instance of Investor achieving a 15% internal rate of return in the aggregate with respect to a tranche of wells, Investor’s interest in the tranche of wells and related infrastructure (except saltwater disposal wells) will revert to 15% of the Operating Partnership’s initial working interest while the remainder will revert to us, and all the remaining undeveloped Subject Assets will revert to us but remain available for future development subject to the Development Agreement.

The Development Agreement provides that Investor can suspend its future funding obligations at certain times upon the occurrence of certain events based on anticipated financial metrics, certain operating cost overruns and changes in commodity prices, provided that Investor will be obligated to complete funding of any wells or infrastructure in progress. We anticipate operating approximately $181.5 million of gross capital in 2017 under this program, of which $28.5 million will be funded by us as part of our anticipated $55 million 2017 capital budget.

During 2016, we completed several individually immaterial divestitures totaling $97.4 million subject to customary post-closing obligations. These divestitures consisted of dispositions of unproved leasehold acreage and low-volume, high-cost producing properties and resulted in a gain on disposal of assets of $50.1 million for the year ended December 31, 2016.

Oil and Natural Gas Derivative Activities

Our business strategy includes entering into oil and natural gas derivative contracts which are designed to mitigate price risk for a portion of our oil, NGL and natural gas production from time to time. At December 31, 2016, we had in place oil and natural gas derivatives covering portions of our estimated 2017 through 2019 oil and natural gas production. Our derivative contracts are in the form of fixed price swaps, enhanced swaps and three-way collars for NYMEX WTI oil; fixed price swaps and three-way collars for NYMEX Henry Hub, Northwest Pipeline, California SoCal and San Juan Basin; and fixed price swaps for the Midland-to-Cushing oil differential.

Marketing and Major Purchasers

For the years ended December 31, 2016 and 2015, Legacy did not sell oil, NGL or natural gas production representing 10% or more of total revenue to any one customer. For the year ended December 31, 2014, Legacy sold oil, NGL and natural gas production representing 10% or more of total revenues to purchasers as detailed in the table below:

	2016	2015	2014
Enterprise (Teppco) Crude Oil, LP	1%	6%	12%
Plains Marketing, LP	6%	7%	10%

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

Air Emissions. The Federal Clean Air Act, and comparable state laws, regulates emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources including pursuing the energy extraction sector under a National Enforcement Initiative. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations. In addition, more stringent federal, state and local regulations, such as the EPA rules issued in May 2016 regarding the aggregation of exploration and production equipment as a single source could result in increased costs and the need for operational changes. Finally, the EPA issued rules in May 2016 covering methane emissions from new oil and natural gas industry operations which could result in additional costs and restrictions on our operations.

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

In 2009, the EPA began to adopt regulations that would require a reduction in emissions of greenhouse gases from certain stationary sources and has required monitoring and reporting for other stationary sources, including the oil and natural gas production industry. In May 2016, the EPA finalized regulations that establish new controls for emissions of methane and volatile organic compounds from oil and natural gas operations. Additional regional, federal or state requirements may be imposed in the future. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse affect on our operations and demand for our products. Currently, our operations are not adversely impacted by existing state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. For instance, we did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2016. Additionally, as of the date of this document, we are not aware of any environmental issues or claims that require material capital expenditures during 2017. However, we cannot assure investors that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial position or results of operations.

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

Federal, State or Native American Leases.  Our operations on federal, state, or Native American oil and natural gas leases are subject to numerous restrictions, including nondiscrimination statutes. Such operations must be conducted pursuant to certain on-site security regulations and other permits and authorizations issued by the Bureau of Land Management, or BLM, and other agencies. For example, the Department of Interior issued rules governing hydraulic fracturing on federal and Indian oil and gas leases that would require public disclosure of chemicals used in hydraulic fracturing, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. In addition, in November 2016, the BLM finalized regulations which update standards to reduce venting and flaring from oil and gas production on public lands.

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

Employees

As of December 31, 2016, we had 328 full-time employees, none of whom are subject to collective bargaining agreements. We also contract for the services of independent consultants involved in land, engineering, regulatory, accounting, financial and other disciplines as needed. We believe that we have a favorable relationship with our employees.

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

Risks Related to our Business

We may not have sufficient available cash to resume distributions to limited partners, following establishment of cash reserves and payment of fees and expenses.

We have suspended cash distributions to the holders of our units and Preferred Units. In the event that we elect to resume such quarterly cash distributions to holders of our units and our Preferred Units, our reserve-based credit facility and our term loan credit agreement provide that any such cash distributions can be made only out of our available cash, provided that distributions do not exceed 90% of available cash, and both before and after giving effect to any such distribution (i) no default or event of default has occurred and is continuing or would result therefrom, (ii) we have unused lender commitments of not less than 15% of the total lender commitments then in effect under our revolving credit facility, and (iii) our ratio of total debt at such time to our EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available is equal to or less than 4.00 to 1.00. Absent a significant and sustained increase in commodity prices and/or the elimination or conversion to equity of a large portion of our debt, we do not anticipate achieving these metrics or paying any distributions.
Although we have suspended distributions to the holders of our Preferred Units, such distributions continue to accrue in arrears. Pursuant to the terms of our partnership agreement, we are required to pay or set aside for payment all accrued but unpaid distributions with respect to the Preferred Units prior to or contemporaneously with making any distribution with respect to our units.
If we are not able to develop or acquire additional oil and natural gas reserves on economically acceptable terms, our reserves and production will decline, which would adversely affect our business, results of operations and financial condition.

Oil and natural gas reserves are characterized by declining production rates, and our future oil and natural gas reserves and production and, therefore, our cash flow is highly dependent on our success in economically developing or acquiring additional recoverable reserves and efficiently developing and exploiting our current reserves. Further, the rate of estimated decline of our oil and natural gas reserves may increase if our wells do not produce as expected. We may not be able to find, acquire or develop additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, results of operations and financial condition.

Increases in the cost of or failure of costs to adjust downward for drilling rigs, service rigs, pumping services and other costs in drilling and completing wells could reduce the viability of certain of our development projects.

The costs of rigs and oil field services necessary to implement our development projects decreased when oil and natural gas prices decreased in 2015. As oil and natural gas prices have increased recently, we are beginning to see service costs rise and availability diminish. Increased capital requirements for our projects will result in higher reserve replacement costs and could cause certain of our projects to become uneconomic even with increased commodity prices and therefore not to be implemented, reducing our production and cash flow. Decreased availability of drilling equipment and services could significantly impact the planned execution of our development program.

If oil and natural gas prices decline further or remain at current levels for a prolonged period, our cash flow from operations will decline.

Lower oil and natural gas prices may decrease our revenues and thus cash flow from operations. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

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

Historically, oil and natural gas prices have been extremely volatile. For example, for the five years ended December 31, 2016, the NYMEX-WTI oil price ranged from a high of $110.62 per Bbl to a low of $26.19 per Bbl, while the NYMEX-Henry Hub natural gas price ranged from a high of $8.15 per MMBtu to a low of $1.49 per MMBtu. As of February 13, 2017, the NYMEX WTI oil spot price was $52.96 per Bbl and the NYMEX-Henry Hub natural gas spot price was $2.93 per MMBtu. If oil and natural gas prices decline further or remain at current levels for a prolonged period, it may have a material adverse effect on our operations and financial condition.

If commodity prices decline further or remain at current levels for a prolonged period, a significant portion of our development projects may become uneconomic and cause write downs of the value of our oil and natural gas properties, which may adversely affect our financial condition.

Lower oil and natural gas prices may not only decrease our revenues, but also may render many of our development and production projects uneconomical and result in a downward adjustment of our reserve estimates, which would negatively impact our borrowing base under our revolving credit facility and ability to fund operations.

NYMEX-WTI oil prices have declined from $98.17 per Bbl on December 31, 2013 to $53.75 per Bbl on December 31, 2016. The reduction in price has been caused by many factors, including substantial increases in U.S. production and reserves from unconventional (shale) reservoirs, without a corresponding increase in demand. The International Energy Agency forecasts continued U.S. oil production growth in 2017. This environment could cause the prices for oil to remain at current levels or to fall to lower levels.

Furthermore, the continued decrease in oil and natural gas prices has rendered a significant portion of our development projects uneconomic. In addition, if oil and natural gas prices continue to remain depressed, our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. For example, in the year ended December 31, 2016 we incurred impairment charges of $61.8 million, a portion of which was driven by commodity price changes. We may incur further impairment charges in the future related to depressed commodity prices, which could have a material adverse effect on our results of operations in the period taken.

Fluctuations in price and demand for our production may force us to shut in a significant number of our producing wells, which may adversely impact our revenues.

We are subject to great fluctuations in the prices we are paid for our production due to a number of factors including regional demand, weather, demand for commodities, and new oil and natural gas pipelines. Drilling in shale resources has developed large amounts of new oil and natural gas supplies, both from natural gas wells and associated natural gas from oil wells, that have depressed the prices paid for our production, and we expect the shale resources to continue to be drilled and developed by our competitors. We also face the potential risk of shut-in production due to high levels of oil, natural gas and NGL inventory in storage, weak demand due to mild weather and the effects of any economic downturns on industrial demand. Lack of NGL storage in Mont Belvieu where our West Texas and New Mexico NGLs are shipped for processing could cause the processors of our natural gas to curtail or shut-in our natural gas wells and potentially force us to shut-in oil wells that produce associated natural gas, which may adversely impact our revenues. For example, following past hurricanes, certain Permian Basin natural gas processors were forced to shut down their plants due to the shutdown of the Texas Gulf Coast NGL fractionators, requiring us to vent or flare the associated natural gas from our oil wells. There is no certainty we will be able to vent or flare natural gas again due to potential changes in regulations. Furthermore, we may encounter problems in restarting production of previously shut-in wells.

An increase in the differential between the West Texas Intermediate (“WTI”) or other benchmark prices of oil and the wellhead price we receive for our production could adversely affect our operating results and financial condition.

The prices that we receive for our oil production sometimes reflect a discount to the relevant benchmark prices, such as WTI, that are used for calculating derivative positions. The difference between the benchmark price and the price we receive is called a differential. Increases in the differential between the benchmark prices for oil and the wellhead price we receive could adversely affect our operating results and financial condition. While this differential remained largely unchanged from 2015 through 2016, we have been adversely impacted by widening differentials in prior periods. For example, our realized oil price decreased $7.68 per Bbl to $82.94 per barrel for the year ended December 31, 2014 from $90.62 per barrel for the year ended December 31, 2013. This decrease in realized oil prices was caused by a larger average oil differential of $2.64 per barrel as well as a lower average WTI price. This increased oil differential was largely due to a significant increase in the Midland-Cushing/WTI differential in 2014 compared to 2013. If the differentials are at such levels, they could adversely affect our operating results and financial condition.

Due to regional fluctuations in the actual prices received for our natural gas production, the derivative contracts we enter into may not provide us with sufficient protection against price volatility since they are based on indexes related to different and remote regional markets.

We sell our natural gas into local markets, the majority of which is produced in East Texas, Colorado, West Texas, Southeast New Mexico, the Texas Panhandle, Central Oklahoma and Wyoming and shipped to the Midwest, West Coast and Texas Gulf Coast. These regions account for over 90% of our natural gas sales. Currently we use swaps on Northwest Pipeline, California SoCal NGI and San Juan Basin natural gas prices. While we are paid a local price indexed to or closely related to these indexes, these indexes are heavily influenced by prices received in remote regional consumer markets less transportation costs and thus may not be effective in protecting us against local price volatility.

The substantial restrictions and financial covenants of both our revolving credit facility and our term loan credit agreement, any negative redetermination of our borrowing base under our revolving credit facility by our lenders and any potential disruptions of the financial markets could adversely affect our business, results of operations and financial condition.

We depend on our revolving credit facility and our term loan credit agreement for future capital needs. Our revolving credit facility, which matures on April 1, 2019, limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion. As of February 21, 2017, our borrowing base was $600.0 million and we had approximately $134.1 million available for borrowing. Our term loan credit agreement for second lien term loans maturing on August 31, 2020 (the "Second Lien Term Loans") provides for up to an aggregate principal amount of $300.0 million, of which we have used $60.0 million.

Our revolving credit facility and our term loan credit agreement restrict, among other things, our ability to incur debt and requires us to comply with certain financial covenants and ratios. We may not be able to comply with these restrictions and covenants in the future and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, such as any potential disruptions in the financial markets. Our failure to comply with any of the restrictions and covenants under our revolving credit facility or our term loan credit agreement could result in a default under our revolving credit facility or our term loan credit agreement. A default under our revolving credit facility or our term loan credit agreement could cause all of our existing indebtedness, including our Second Lien Term Loans, 8% senior unsecured notes maturing on December 1, 2020 (the "2020 Senior Notes") and our 6.625% senior unsecured notes maturing on December 1, 2021 (the "2021 Senior Notes", together with the 2020 Senior Notes, the "Senior Notes"), to be immediately due and payable.

Outstanding borrowings in excess of the borrowing base must be repaid within four months, and, if mortgaged properties represent less than 95% of total value of oil and natural gas properties used to determine the borrowing base, we must pledge other oil and natural gas properties as additional collateral. We may not have the financial resources in the future to make any mandatory principal prepayments required under our revolving credit facility.

The occurrence of an event of default or a negative redetermination of our borrowing base, such as a result of lower commodity prices or a deterioration in the condition of the financial markets, could adversely affect our business, results of operations and financial condition.

Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Financing Activities.”

Continued low commodity prices may impact our ability to comply with debt covenants.

Should oil and natural gas prices decline in 2017, we could breach certain financial covenants under our revolving credit facility or our term loan credit agreement, which would constitute a default under our revolving credit facility or our term loan credit agreement. Such default would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our revolving credit facility or our term loan credit agreement or foreclosure on our oil and natural gas properties. If the lenders under our revolving credit facility were to accelerate the indebtedness under our revolving credit facility as a result of such defaults, such acceleration could cause a cross-default of all of our other outstanding indebtedness and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. As of December 31, 2016, we had debt outstanding under our revolving credit facility of $463 million and under our term loan credit agreement of $60 million. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, the saleable value of our assets may not be sufficient to repay all of our outstanding indebtedness.

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
A failure to comply with the covenants in the indentures governing the Senior Notes or any future indebtedness could result in an event of default under the indentures governing the Senior Notes, our revolving credit facility, our term loan credit agreement, or any future indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Our debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities.

As of February 21, 2017, we had total long-term debt of approximately $1.2 billion. Our existing and future indebtedness could have important consequences to us, including:

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

•
we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations and future business opportunities; and

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

No one can measure underground accumulations of oil and natural gas in an exact way. Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves which could adversely affect our business, results of operations and financial condition.

Further, the present value of future net cash flows from our proved reserves may not be the current market value of our estimated natural gas and oil reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on the 12-month average oil and gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. To illustrate the price impact of commodity prices on our proved reserves subsequent to December 31, 2016, we recalculated the value of our proved reserves as of December 31, 2016 using the five-year average forward price as of February 14, 2017 for both WTI oil and NYMEX natural gas. While this 5-year NYMEX forward strip price is not necessarily indicative of our overall outlook on future commodity prices, this commonly used methodology may help provide investors with an understanding of the impact of a volatile commodity price environment. Under such assumptions, we estimate the cumulative projected production from our year-end proved reserves would increase by approximately 14% to 164.7 MMBoe from our previously reported 144.8 MMBoe, which is calculated as required by the SEC. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification 932 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.

Our business depends on gathering and transportation facilities owned by others. Any limitation in the availability of those facilities would interfere with our ability to market the oil and natural gas we produce.

The marketability of our oil and natural gas production depends in part on the availability, proximity and capacity of gathering and pipeline systems owned by third parties. The amount of oil and natural gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, oversupply of oil due to nearby refinery outages, excessive pressure, physical damage to the gathering or transportation system, or lack of contracted capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we are provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or pipeline capacity, or significant delay in the construction of necessary gathering and transportation facilities, could adversely affect our business, results of operations and financial condition.

Our development projects require substantial capital expenditures. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in our oil and natural gas reserves.

We make and expect to continue to make substantial capital expenditures in our business for the development, production and acquisition of oil and natural gas reserves. We intend to finance our future capital expenditures with cash flow from operations and borrowings under our revolving credit facility and our term loan credit agreement. Our cash flow from operations and access to capital are subject to a number of variables, including:

•	our proved reserves;

•	the level of oil and natural gas we are able to produce from existing wells;

•	the prices at which our oil and natural gas are sold; and

•	our ability to acquire, locate and produce new reserves.
If our revenues or the borrowing base under our revolving credit facility decrease as a result of lower oil and/or natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. Our revolving credit facility and our term loan credit agreement restricts our ability to obtain new financing. If additional capital is needed, we may not be able to obtain debt or equity financing. If cash generated by operations or available under our revolving credit facility and our term loan credit agreement is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our prospects, which in turn could lead to a decline in our oil and natural gas production and reserves, and could adversely affect our business, results of operations and financial condition.

We do not control all of our operations and development projects and failure of an operator of wells in which we own partial interests to adequately perform could adversely affect our business, results of operations and financial condition.

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

The failure of an operator of wells in which we own partial interests to adequately perform operations, or an operator’s breach of the applicable agreements, could reduce our production and revenues and could adversely affect our business, results of operations and financial condition.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, results of operations and financial condition.

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

We ordinarily maintain insurance against various losses and liabilities arising from our operations; however, insurance against all operational risks is not available to us. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could therefore occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on our business, results of operations and financial condition.

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

Any acquisitions we complete are subject to substantial risks that could adversely affect our financial condition and results of operations.

We may not achieve the expected results of any acquisition we complete, and any adverse conditions or developments related to any such acquisition may have a negative impact on our operations and financial condition.

Further, even if we complete any acquisitions, which we would expect to increase our cash flow, actual results may differ from our expectations and the impact of these acquisitions may actually result in a decrease in cash flow. Any acquisition involves potential risks, including, among other things:

•
the validity of our assumptions about recoverable reserves, development potential, future production, revenues, capital expenditures, future oil and natural gas prices, operating costs and potential environmental and other liabilities;

•	an inability to successfully integrate the assets and businesses we acquire;

•	a decrease in our liquidity by using a portion of our available cash or borrowing capacity under our revolving credit facility and our term loan credit agreement to finance acquisitions;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•	the assumption of unknown environmental and other liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s attention from other business concerns;

•	the incurrence of other significant charges, such as impairment of oil and natural gas properties, goodwill or other intangible assets, asset devaluation or restructuring charges; and

•	the loss of key purchasers.

Our decision to acquire a property depends in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses, seismic data and other information, the results of which are often inconclusive and subject to various interpretations. Our estimates of future reserves and estimates of future production for our acquisitions and related forecasts of anticipated cash flow therefrom are initially based on detailed information furnished by the sellers and are subject to review, analysis and adjustment by our internal staff, typically without consulting with outside petroleum engineers. Such assessments are inexact and their accuracy is inherently uncertain and our proved reserves estimates and cash flow forecasts therefrom may exceed actual acquired proved reserves or the estimates of future cash flows therefrom. In connection with our assessments, we perform a review of the acquired properties included in our acquisitions that we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems.

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

Our management team has specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our acreage. These identified drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, oil and natural gas prices, costs and drilling results. Our final determination on whether to drill any of these drilling locations will be dependent upon the factors described above as well as, to some degree, the results of our drilling activities with respect to our proved drilling locations. Because of these uncertainties, we do not know if the numerous drilling locations we have identified will be drilled within our expected time frame or will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may be materially different from those presently identified, which could adversely affect our business, results of operations and financial condition.

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

We may be unable to compete effectively, which could have an adverse effect on our business, results of operations and financial condition.

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources than us. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our competitors not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration and development activities during periods of low oil and natural gas market prices and to absorb the burden of present and future federal, state, local and other laws and regulations. Our inability to compete effectively with these companies could have an adverse effect on our business, results of operations and financial condition.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential investors could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be harmed. We cannot be certain that our efforts to maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to continue to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet certain reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

A failure in our operational systems or cyber security attacks on any of our facilities or those of third parties may have a material adverse effect on our business, results of operations and financial condition.
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
Our operations are also subject to the risk of cyber security attacks. Any cyber security attacks that affect our facilities, our customers or our financial data could have a material adverse effect on our business. In addition, cyber security attacks on our customer and employee data may result in financial loss or potential liability and may negatively impact our reputation. Third-party systems on which we rely could also suffer system failures, which could negatively impact our business, results of operations and financial condition.
We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.

Our oil and natural gas exploration and production operations are subject to complex and stringent laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. All such costs may have a negative effect on our business, results of operations and financial condition.

Our business is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and the production of, oil and natural gas. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations and financial condition.

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

Strict, joint and several liability may be imposed under certain environmental laws, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. If we were not able to recover the resulting costs through insurance or increased revenues, our financial condition could be adversely affected.

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
The Federal Trade Commission, the Federal Energy Regulatory Commission and the Commodity Futures Trading Commission (the “CFTC”) hold statutory authority to monitor certain segments of the physical and futures energy commodities markets. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical sales of oil, natural gas, NGLs or other energy commodities, and any related hedging activities that we undertake, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Our sales may also be subject to certain reporting and other requirements. Failure to comply with such regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations and financial condition.
The swaps-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) and the rules the CFTC has adopted and is required to adopt thereunder regulate the markets in certain derivative transactions, broadly referred to as “swaps” and which include some hedging and non-hedging oil and gas transactions and interest rate swaps, and market participants. Swaps falling within classes designated or to be designated by the CFTC are or will be subject to clearing on a derivatives clearing organization, and, if accepted for clearing, are subject to execution on an exchange or a swap execution facility if made available for trading on such facility. To date, the CFTC has designated only certain classes of interest rate and index credit default swaps for mandatory clearing. The Act provides an exception from application of the Act's clearing and trade execution requirements that qualifying commercial end-users may elect for swaps they use to hedge or mitigate commercial risks ("End-User Exception"). Although we believe we will be able to qualify for, and have elected, the End-User Exception with respect to most, if not all, of the swaps we enter that otherwise would have to be cleared, if we cannot do so with respect to many of the swaps we enter into, our ability to execute our hedging program efficiently will be adversely affected. In addition, the CFTC and federal banking regulators have adopted rules (which are being phased in) requiring certain regulated persons to collect margin as to any uncleared swap from their counterparty to such swap if that counterparty is not a non-financial end user (as defined in such rules) Although we believe we qualify as a non-financial end user under such rules, if we do not do so and must provide margin regarding uncleared swaps to which we are a party, our results of operations and financial condition could be adversely affected.
The European Market Infrastructure Regulation ("EMIR") includes regulations related to the trading, reporting and clearing of derivatives subject to EMIR. We have counterparties that are located in a jurisdiction subject to EMIR. Our efforts to comply with EMIR, and EMIR's effect on the derivatives markets and their participants, creates similar risks and could have similar adverse impacts as those under the swap regulatory provisions of the Act and the CFTC's swap rules. Finally, the Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Act is to lower commodity prices.

Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Congress has considered legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing is an important and commonly used process in the completion of unconventional wells in shale formations, as well as tight conventional formations including many of those that Legacy completes and produces. This process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate hydrocarbon production. Sponsors of these bills have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. In addition, some states have adopted and others are considering legislation to restrict hydraulic fracturing. The Department of Interior issued rules regulating hydraulic fracturing activities on federal and tribal lands. Several states including Texas and Wyoming have adopted or are considering legislation requiring the disclosure of hydraulic fracturing chemicals. Public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, the produced water from hydraulic fracturing must be disposed of properly, often in salt water disposal wells. Recently, certain groups have expressed concern that seismic activity could be tied to salt water disposal. In response to such concern, the Texas Railroad Commission has adopted regulations which place additional restrictions on the permitting of disposal well operations in areas of historical or future seismic activity. Any additional level of regulation could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

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

The Preferred Units are subordinated to all of our existing and future indebtedness (including indebtedness outstanding under our revolving credit facility, our term loan credit agreement and our Senior Notes). We may incur additional debt under our revolving credit facility, our term loan credit agreement or future credit facilities or by issuing additional senior or subordinated debt securities. The payment of principal and interest on our debt reduces cash available for distribution to limited partners, including the holders of Preferred Units.

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

Unitholders will be allocated taxable income irrespective of cash distributions received.

Although Legacy has suspended distributions to holders of the Preferred Units, such distributions continue to accrue in arrears. Pursuant to the terms of Legacy's partnership agreement, Legacy is required to pay or set aside for payment all accrued but unpaid distributions with respect to the Preferred Units prior to or contemporaneously with making any distribution with respect to Legacy's units. Accruals of distributions on the Preferred Units are treated for tax purposes as guaranteed payments for the use of capital that will generally be taxable to the holders of such Preferred Units as ordinary income even in the absence of contemporaneous distributions.

For more information regarding the effects of allocated taxable income on our unitholders and holders of our Preferred Units, please read “Tax Risks to Unitholders and Preferred Unitholders—Our unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.”
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

•	our general partner determines the amount and timing of any capital expenditures. Such determination can affect the amount of cash that is available to be distributed to our limited partners;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

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

As of December 31, 2016, we reported on a GAAP basis a deficit in limited partners’ equity. Since we have historically distributed all of our available cash to our limited partners, we have not retained earnings on our balance sheet. Volatility in our asset values and impairment of our long-lived assets have caused our limited partners’ equity to be negative on a GAAP basis and may cause our limited partners’ equity to remain negative in future periods, which may adversely impact investors’ perceptions of the value of our units and preferred units.

Tax Risks to Unitholders and Preferred Unitholders

Our unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

As partners in a partnership, unitholders are allocated a share of taxable income irrespective of the amount of cash, if any, distributed by us to the unitholders. Taxable income in a given period to a unitholder may include of ordinary income from cancellation of our debt and capital gain upon our disposition of properties and the tax allocation of our taxable income may require the payment of United States federal income taxes and, in some cases, state and local income taxes by our unitholders. As of January 21, 2016, we have suspended all cash distributions to unitholders and monthly cash distributions to holders of our preferred units. We may engage in transactions to de-lever the Partnership and manage our liquidity that may result in income and gain to our unitholders. For example, if we sell assets, our unitholders may be allocated taxable income and gain resulting from the sale.  For the year ended December 31, 2016, we completed 26 divestitures generating proceeds of $97.4 million. Further, if we engage in debt exchanges, debt repurchases, or modifications of our existing debt, these or similar transactions could result in COD income being allocated to our unitholders as taxable income. Unitholders may be allocated gain and income from asset sales and COD income and may owe income tax as a result of such allocations notwithstanding the fact that we have currently suspended cash distributions to our unitholders. The ultimate effect of any such allocations will depend on the unitholder's individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences of potential transactions that may result in income and gain to unitholders.

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of additional entity-level taxation by states and localities. If the Internal Revenue Service ("IRS") were to treat us as a corporation or if we were to become subject to a material amount of additional entity-level taxation for state or local tax purposes, then our cash available for distribution to our limited partners, if any, would be substantially reduced.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Further, final regulations under Section 7704(d)(1)(E) of the Internal Revenue Code recently published in the Federal Register interpret the scope of the qualifying income requirements for publicly traded partnerships by providing industry-specific guidance.

Any modification to the federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted, including as a result of fundamental tax reform. Any such changes could negatively impact the value of an investment in our units.

Certain federal income tax deductions currently available with respect to oil and natural gas drilling and development may be eliminated as a result of future legislation.

From time to time, members of Congress propose changes that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. The passage of any legislation with changing U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our limited partner interests.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Although recently issued final Treasury regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, such tax items must be prorated on a daily basis and these regulations do not specifically authorize all aspects of the proration method we have adopted. Accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to successfully challenge this method or new U.S. Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

Legislation applicable to partnership tax years beginning after 2017 alters the procedures for auditing partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. Under these partnership tax rules, under certain circumstances the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our limited partners may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, limited partners during that taxable year would bear the expense of the adjustment even if they were not limited partners during the audited tax year.

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

We will be considered to have technically terminated our partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all limited partners, which would result in us filing two tax returns (and our limited partners could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a limited partner reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to limited partners for the year notwithstanding two partnership tax years. We had a technical termination occur in 2016 and are currently seeking relief from the IRS.

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

As of December 31, 2016 we owned interests in producing oil and natural gas properties in 627 fields in the Permian Basin, East Texas, Piceance Basin of Colorado, Texas Panhandle, Wyoming, North Dakota, Montana, Oklahoma and several other states, from 10,775 gross productive wells of which 3,799 are operated and 6,976 are non-operated. The following table sets forth information about our proved oil and natural gas reserves as of December 31, 2016. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves. For a definition of “standardized measure,” please see the glossary of terms at the beginning of this annual report on Form 10-K.

	As of December 31, 2016
	Proved Reserves			Standardized Measure
Field or Region	MMBoe	R/P (a)	% Oil and NGLs	Amount (b)	% of Total
				($ in Millions)
East Texas (c)	56.4	11.8	—%	$153.2	26.6%
Piceance Basin (d)	36.1	8.1	13	88.5	15.4
Spraberry/War San Fields	9.0	14.4	69	64.5	11.2
Lea Field	3.9	14.4	78	46.4	8.1
Panhandle Field	3.1	9.5	73	14.2	2.5
Deep Rock Field	1.3	10.2	98	12.3	2.1
Total — Top 6	109.8	10.3	16%	$379.1	65.9%
All others	35.0	7.4	64	196.5	34.1
Total	144.8	9.4	28%	$575.6	100.0%
__________________

(a)	Reserves as of December 31, 2016 divided by annualized fourth quarter production volumes.

(b)
Texas margin taxes and the federal income taxes associated with a corporate subsidiary have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure.

(c)
As East Texas contains 56.4 MMBoe, or 39.0% of total proved reserves of 144.8 MMBoe, the following table presents the production, by product, for East Texas for 2016 and 2015. As we acquired our interests in East Texas during 2015, information for 2014 is not presented.

	Year Ended December 31,
	2016	2015
	(In thousands, except daily production)
Oil (MBbls)	17	4
Natural gas liquids (Mgal)	1,117	13
Natural gas (MMcf)	30,315	12,548
Total (Mboe)	5,097	2,096
Average daily production (Boe per day)*	13,926	13,610
__________________

*	Calculated using 154 days for the year ended December 31, 2015, the number of days between the closing date of the assets acquired from Anadarko E&P Onshore LLC and December 31, 2015.

(d)	As the Piceance Basin contains 36.1 MMBoe, or 24.9% of total proved reserves of 144.8 MMBoe, the following table presents the production, by product, for the Piceance Basin for 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except daily production)
Oil (MBbls)	52	46	23
Natural gas liquids (Mgal)	22,288	24,448	12,439
Natural gas (MMcf)	24,206	23,639	11,767
Total (Mboe)	4,617	4,568	2,280
Average daily production (Boe per day)*	12,615	12,515	10,806
__________________

*	Calculated using 211 days for the year ended December 31, 2014, the number of days between the closing date of the WPX Acquisition (as defined below) and December 31, 2014.

Summary of Oil and Natural Gas Properties and Projects

Our most significant fields and regions are East Texas, Piceance Basin, Spraberry/War San, Lea, Texas Panhandle and Deep Rock. As of December 31, 2016, these six fields accounted for approximately 66% of our standardized measure and 76% of our total estimated proved reserves.

East Texas. Legacy's wells in the East Texas basin are primarily located in Freestone, Leon and Robertson Counties, Texas. The wells in our East Texas fields are produced from multiple fields and formations which primarily include the Bossier and Cotton Valley formations at depths of approximately 12,000 to 14,000 feet. Legacy operates 929 active wells (923 producing, 6 injecting) in East Texas with working interests ranging from 19.2% to 100% and net revenue interests ranging from 16.6% to 87.2%. We also own another 572 non-operated wells (552 producing, 20 injecting). As of December 31, 2016, our properties in East Texas contained 56.4 MMBoe of net proved reserves with a standardized measure of $153.2 million. The average net daily production from this field was 13,125 Boe/d for the fourth quarter of 2016. The estimated reserve life (R/P) for this field is 11.8 years based on the annualized fourth quarter production rate.

Piceance Basin. Legacy's wells in the Piceance Basin are located in Garfield County, Colorado in the Grand Valley, Parachute and Rulison fields. Most of the wells in these fields produce from the Williams Fork formation at depths of approximately 7,000 to 9,000 feet and some wells produce from the Wasatch formation at depths of 1,600 to 4,000 feet. Legacy's ownership in this basin is comprised of non-operated interests in 2,677 active wells acquired from a subsidiary of WPX Energy, Inc. (the "WPX Acquisition") that escalated from an initial working interest of approximately 29% to approximately 37% on January 1, 2015 and 41% on January 1, 2016. As of December 31, 2016, our properties in the Piceance Basin contained 36.1 MMBoe (13% liquids) of net proved reserves with a standardized measure of $88.5 million. The average net daily production from this field was 12,250 Boe/d for the fourth quarter of 2016. The estimated reserve life (R/P) for this field is 8.1 years based on the annualized fourth quarter production rate.

Spraberry/War San Field. The Spraberry/War San field is located in Andrews, Howard, Midland, Martin, Reagan and Upton Counties, Texas. This Spraberry/War San field summary includes wells in the War San field which produce from the same formations and in the same area as our Spraberry field wells. This field produces from Spraberry and Wolfcamp age formations from 5,000 to 11,000 feet. We operate 202 active wells (196 producing, 6 injecting) in this field with working interests ranging from 12.9% to 100% and net revenue interests ranging from 4.7% to 90.8%. We also own another 165 non-operated wells (161 producing, 4 injecting). As of December 31, 2016, our properties in the Spraberry/War San field contained 9.0 MMBoe (69% liquids) of net proved reserves with a standardized measure of $64.5 million. The average net daily production from this field was 1,716 Boe/d for the fourth quarter of 2016. The estimated reserve life (R/P) for this field is 14.4 years based on the annualized fourth quarter production rate.

Seven wells were drilled on our properties in the Spraberry/War San field in 2016. We have identified 14 more proved undeveloped projects, six of which are horizontal Wolfcamp or horizontal Spraberry locations and the remainder are primarily 40-acre infill drilling locations, and five behind-pipe or proved developed non-producing recompletion projects in this field. We have also identified numerous unproved drilling locations in this field.

Lea Field. The Lea field is located in Lea County, New Mexico. Our Lea field properties consist primarily of interests in the Lea Unit and Lea Federal Unit. The majority of the production from these properties is from the Bone Spring formation at depths of 9,500 feet to 11,500 feet. These properties also produce from the Morrow, Devonian, Delaware and Pennsylvania formations at depths ranging from 6,500 feet to 14,500 feet. We operate 30 wells (29 producing, 1 injecting) in the Lea Field with working interests ranging from 4.6% to 100% and net revenue interests ranging from 4.1% to 81.3%. As of December 31, 2016, our properties in the Lea Field contained 3.9 MMBoe (78% liquids) of net proved reserves with a standardized measure of $46.4 million. The average net daily production from this field was 749 Boe/d for the fourth quarter of 2016. The estimated reserve life (R/P) of the field is 14.4 years based on the annualized fourth quarter production rate.

Four wells were drilled on our properties in the Lea field in 2016. Our engineers have identified 12 additional proved undeveloped horizontal Bone Spring drilling locations and one behind-pipe or proved developed non-producing recompletion projects in this field. We have also identified numerous unproved horizontal Bone Spring drilling locations in this field.

Texas Panhandle Fields. The Texas Panhandle fields are located in Carson, Gray, Hartley, Hutchinson, Moore, Potter, Sherman and Wheeler Counties, Texas. The fields are produced from multiple formations of Permian age which primarily include the shallow Granite Wash, Brown Dolomite, and Red Cave formations from 2,500 to 4,000 feet. We operate 422 wells (389 producing, 33 injecting) in the Texas Panhandle fields with working interests ranging from 33.3% to 100% and net revenue interests ranging from 25% to 100%. We also own another 414 non-operated wells (405 producing, 9 injecting). As of December 31, 2016, our properties in the Texas Panhandle fields contained 3.1 MMBoe (73% liquids) of net proved reserves with a standardized measure of $14.2 million. The average net daily production from these fields was 895 Boe/d for the fourth quarter of 2016. The estimated reserve life (R/P) for these fields is 9.5 years based on the annualized fourth quarter production rate.

Deep Rock Field. The Deep Rock field is located in Andrews County, Texas. Most of the production in the field is from the Glorieta formation at depths of 5,630 to 6,000 feet. The field also produces from the Pennsylvanian, Devonian and Ellenburger formations at depths from 4,000 to 12,200 feet. We operate 32 wells (28 producing, 4 injecting) in the field with working interests ranging from 50% to 100% and net revenue interests ranging from 43.8% to 81.3%. We also own 21 non-operated wells (15 producing, 6 injecting). As of December 31, 2016, our properties in the Deep Rock field contained 1.3 MMBoe (98% liquids) of net proved reserves with a standardized measure of $12.3 million. The average net daily production from this field was 337 Boe/d for the fourth quarter of 2016. The estimated reserve life (R/P) for the field is 10.2 years based on the annualized production rate. Our engineers have identified two proved developed non-producing project in the field. We also have several additional unproved drilling locations and multiple unproved developed non-producing projects in the field.

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

The following information represents estimates of our proved reserves as of December 31, 2016, 2015 and 2014. These reserve estimates have been prepared in compliance with the SEC rules and accounting standards using current costs and the average annual prices based on the unweighted arithmetic average of the first-day-of-the-month price for each month in the years ended December 31, 2016, 2015 and 2014. As a result of this methodology, we used an average WTI posted price of $39.25 per Bbl for oil and an average Platts' Henry Hub natural gas price of $2.48 per MMBtu to calculate our estimate of proved reserves as of December 31, 2016. Please see the table below.

	As of December 31,
	2016	2015	2014
Reserve Data:
Estimated net proved reserves:
Oil (MMBbls)	32.5	36.1	56.9
Natural Gas Liquids (MMBbls)	7.8	7.8	12.4
Natural Gas (Bcf)	627.0	721.6	418.0
Total (MMBoe)	144.8	164.2	139.0
Proved developed reserves (MMBoe)	139.2	161.7	126.4
Proved undeveloped reserves (MMBoe)	5.6	2.5	12.6
Proved developed reserves as a percentage of total proved reserves	96%	98%	91%
Standardized measure (in millions)(a)	$575.6	$694.9	$1,754.6
Oil and Natural Gas Prices(b)
Oil - WTI per Bbl	$39.25	$46.79	$91.48
Natural gas - Henry Hub per MMBtu	$2.48	$2.59	$4.35
____________________

(a)
Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with assumptions required by the FASB and the SEC (using current costs and the average annual prices based on the unweighted arithmetic average of the first-day-of-the-month price) without giving effect to non-property related expenses such as general administrative expenses and debt service or to depletion, depreciation and amortization and discounted using an annual discount rate of 10%. For the purpose of calculating the standardized measure, the costs and prices are unescalated. Federal income taxes have not been deducted from future production revenues in the calculation of standardized measure as each partner is separately taxed on its share of Legacy's taxable income. In addition, Texas margin taxes and the federal income taxes associated with a corporate subsidiary have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure. Standardized measure does not give effect to derivative transactions. For a description of our derivative transactions, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Investing Activities.” Oil and natural gas prices as of each date are based on the unweighted arithmetic average of the first-day-of-the-month price for each month as posted by Plains Marketing L.P. and Platts Gas Daily for oil and natural gas, respectively, with these representative prices adjusted by property to arrive at the appropriate net sales price, which is held constant over the economic life of the property.

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

The data in the above table represents estimates only. Oil and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil and natural gas that are ultimately recovered. Please read “Risk Factors—Risks Related to our Business—Our estimated reserves are based on many assumptions that may prove inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.” Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. Standardized measure amounts shown above should not be construed as the current market value of our estimated oil and natural gas reserves. The 10% discount factor used to calculate standardized measure, which is required by FASB pronouncements, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

From time to time, we engage LaRoche to prepare a reserve and economic evaluation of properties that we are considering purchasing. Neither LaRoche nor any of its employees have any interest in those properties, and the compensation for these engagements is not contingent on their estimates of reserves and future net revenues for the subject properties. During 2016, 2015 and 2014, we paid LaRoche approximately $395,740, $621,822 and $472,994, respectively, for such reserve and economic evaluations as well as its annual reserve report.

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

Legacy’s Corporate Planning Manager is the reservoir engineer primarily responsible for overseeing the preparation of reserve estimates by the third-party engineering firm, LaRoche. He has held a wide variety of technical and supervisory positions during a 39-year career with four publicly traded oil and natural gas producing companies, including Legacy. He has over 29 years of SEC reserve report preparation experience in addition to continuing education courses on reserve estimation and reporting, including one in 2009 covering the effect of the SEC’s Final Rule, Modernization of Oil and Gas Reporting. For the professional qualifications of the primary person responsible for the third-party reserve evaluation, please see the last paragraph of Exhibit 99.1 - Summary Reserve Report from LaRoche Petroleum Consultants, Ltd.

Production and Price History

The following table sets forth a summary of unaudited information with respect to our production and sales of oil and natural gas for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015(a)	2014(b)
Production:
Oil (MBbls)	4,019	4,608	4,784
Natural gas liquids (MGal)	36,757	42,210	30,861
Gas (MMcf)	66,824	50,687	25,936
Total (MBoe)	16,032	14,061	9,841
Average daily production (Boe per day)	43,803	38,523	26,962
Average sales price per unit (excluding commodity derivative cash settlements):
Oil (per Bbl)	$37.95	$43.37	$82.94
NGL (per Gal)	$0.42	$0.39	$0.89
Gas (per Mcf)	$2.19	$2.41	$4.17
Combined (per Boe)	$19.61	$24.09	$54.09
Average sales price per unit (including commodity derivative cash settlements):
Oil (per Bbl)	$47.27	$63.32	$81.80
NGL (per Gal)	$0.42	$0.39	$0.89
Gas (per Mcf)	$2.60	$3.22	$4.48
Combined (per Boe)	$23.63	$33.55	$54.36
Average unit costs per Boe:
Production costs, excluding production and other taxes	$10.59	$13.03	$18.98
Ad valorem taxes	$0.60	$0.81	$1.22
Production and other taxes	$0.89	$1.17	$3.20
General and administrative	$2.72	$3.31	$3.96
Depletion, depreciation and amortization	$9.38	$12.61	$17.65
____________________

(a)
Reflects the production and operating results of the properties acquired as a part of our acquisition of both 100% of the issued and outstanding limited liability company membership interests in Dew Gathering LLC from WGR Operating LP and various oil and natural gas properties and associated exploration and production assets from Anadarko E&P Onshore LLC (collectively, the "Anadarko Acquisitions") from the closing date on July 31, 2015 through December 31, 2015.

(b)	Reflects the production and operating results of the WPX Acquisition properties from the closing date on June 4, 2014 through December 31, 2014.

Productive Wells

The following table sets forth information at December 31, 2016 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the product of our fractional working interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Operated	2,478	1,856	1,321	1,157	3,799	3,013
Non-operated	2,782	269	4,194	1,233	6,976	1,502
Total	5,260	2,125	5,515	2,390	10,775	4,515

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2016 relating to our leasehold acreage.

	Developed Acreage(a)		Undeveloped Acreage(b)		Total Acreage
	Gross(c)	Net(d)	Gross(c)	Net(d)	Gross(c)	Net(d)
Total	1,039,876	511,675	181,912	52,214	1,221,788	563,889
____________________

(a)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.

(b)
Undeveloped acres include acres held by production but not currently allocated or assigned to producing wells or wells capable of production and acres not held by production and subject to the primary term of the leases, regardless of whether such acreage contains proved reserves. The majority of our proved undeveloped locations are located on acreage currently held by production. As the economic viability of any potential oil and natural gas development related to the acres not held by production is remote, we have assigned minimal value to our acreage not held by production and thus the minimum remaining term of those leases is immaterial to us.

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

Drilling Activity

The following table sets forth information with respect to wells completed by Legacy during the years ended December 31, 2016, 2015 and 2014. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the numbers of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of oil and natural gas, regardless of whether they produce a reasonable rate of return.

	Year Ended December 31,
	2016	2015	2014
Gross:
Development
Productive	12	14	122
Dry	—	—	—
Total	12	14	122
Exploratory
Productive	—	—	—
Dry	—	—	—
Total	—	—	—
Net:
Development
Productive	2.2	3.8	41.1
Dry	—	—	—
Total	2.2	3.8	41.1
Exploratory
Productive	—	—	—
Dry	—	—	—
Total	—	—	—

Summary of Development Projects

For the year ended December 31, 2016, we invested approximately $29.5 million in implementing our development strategy, including $2.8 million related to the development of proved undeveloped reserves. We estimate that our capital expenditures for the year ending December 31, 2017 will be approximately $55 million for development drilling, recompletions and fracture stimulation and other development-related projects to implement this strategy. All of these development projects are located in the Permian Basin, East Texas, Wyoming, North Dakota and the East Binger field in Oklahoma. We will consider adjustments to this capital program based on our assessment of additional development opportunities that are identified during the year and the cash available to invest in our development projects.

Present Activities

As of December 31, 2016, we were in the process of drilling or completing 15 gross (3.8 net) wells, all of which were development wells. Further, 2 were classified as PDNP and 7 were classified as PUD within our year-end reserve report while 6 were classified as unproved and therefore not included in our year-end reserve report.

Operations

General

We operate approximately 60% of our net daily production of oil and natural gas. We design and manage the development, recompletion or workover for all of the wells we operate and supervise operation and maintenance activities. We do not own drilling rigs or any material oil field services equipment used for drilling or maintaining wells on properties we operate. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We employ drilling, production and reservoir engineers, geologists and other specialists who have worked and will work to improve production rates, increase reserves, and lower the cost of operating our oil and natural gas properties. We also employ field operating personnel including production superintendents, production foremen, production technicians and lease operators. We charge the non-operating partners an operating fee for operating the wells, typically on a fee per well-operated basis proportionate to each owner's working interest. Our non-operated wells are managed by third-party operators who are typically independent oil and natural gas companies.

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

Derivative Activity

We enter into derivative transactions with unaffiliated third parties with respect to oil and natural gas prices to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in oil and natural gas prices. We have entered into derivative contracts in the form of fixed price swaps for NYMEX WTI oil, NYMEX Henry Hub natural gas, West Texas Waha natural gas, Northwest Pipeline natural gas, NGPL Midcon natural gas, California SoCal natural gas and San Juan Basin natural gas as well as Midland-to-Cushing crude oil basis differentials. We have also entered into multiple NYMEX WTI oil derivative three-way collar contracts and enhanced swap contracts, as well as NYMEX Henry Hub natural gas three-way collar contracts. We also enter into derivative transactions with respect to London Interbank Offered Rate ("LIBOR") interest rates to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in LIBOR interest rates. All of our interest rate derivative transactions are LIBOR interest rate swaps. Our derivatives swap floating LIBOR rates for fixed rates. All of these commodity and interest rate contracts were executed in a costless manner, requiring no payment of premiums. Furthermore, none of our current derivative counterparties require us to post collateral. For a more detailed discussion of our derivative activities, please read “Business—Oil and Natural Gas Derivative Activities,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flow from Operations” and “—Quantitative and Qualitative Disclosures About Market Risk.”

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

Our units, which were first offered and sold to the public on January 12, 2007, are listed on the NASDAQ Global Select Market under the symbol “LGCY.” As of February 21, 2017, there were 72,625,147 units outstanding, held by approximately 127 holders of record, including units held by our Founding Investors. This number reflects only the holders of record, and does not reflect all beneficial owners of units, such as those who hold their units through a broker.

The following table presents the high and low sales prices for our units during the periods indicated (as reported on the NASDAQ Global Select Market) and the amount of the quarterly cash distributions we paid on each of our units with respect to such periods.

	Price Ranges		Cash Distribution	Cash Distribution
2016	High	Low	per Unit	to General Partner
First Quarter	$1.96	$0.61	$—	$—
Second Quarter	$3.89	$0.78	$—	$—
Third Quarter	$2.01	$1.25	$—	$—
Fourth Quarter	$2.74	$1.13	$—	$—
	Price Ranges		Cash Distribution	Cash Distribution
2015	High	Low	per Unit	to General Partner
First Quarter	$15.55	$8.06	$0.350	$6,409
Second Quarter	$14.40	$8.43	$0.350	$6,409
Third Quarter	$10.49	$3.70	$0.150	$2,747
Fourth Quarter	$6.12	$1.04	$—	$—

As of January 21, 2016, we have suspended all cash distributions to unitholders and monthly cash distributions to holders of our Preferred Units. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restrictions on Paying Distributions” for a description of our restrictions on paying distributions.

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

	Years Ended December 31,
	2016	2015(a)	2014(b)	2013	2012(c)
	(In thousands, except per unit data)
Statement of Operations Data:
Revenues:
Oil sales	$152,507	$199,841	$396,774	$405,536	$286,254
Natural gas liquids sales	15,406	16,645	27,483	14,095	14,592
Natural gas sales	146,444	122,293	108,042	65,858	45,614
Total revenues	314,357	338,779	532,299	485,489	346,460
Expenses:
Oil and natural gas production	179,333	194,491	198,801	154,679	112,951
Production and other taxes	14,267	16,383	31,534	29,508	20,778
General and administrative	43,639	46,511	38,980	28,907	24,526
Depletion, depreciation, amortization
and accretion	150,414	177,258	173,686	158,415	102,144
Impairment of long-lived assets	61,796	633,805	448,714	85,757	37,066
(Gain) loss on disposal of assets	(50,095)	(3,972)	(2,479)	579	(2,496)
Total expenses	399,354	1,064,476	889,236	457,845	294,969
Operating income (loss)	(84,997)	(725,697)	(356,937)	27,644	51,491
Other income (expense):
Interest income	67	329	873	776	16
Interest expense	(79,060)	(76,891)	(67,218)	(50,089)	(20,260)
Gain on extinguishment of debt	150,802	—	—	—	—
Equity in income of equity method investees	—	126	428	559	111
Net gains (losses) on commodity derivatives	(41,224)	98,253	138,092	(13,531)	38,493
Other	(179)	841	258	18	(118)
Income (loss) before income taxes	(54,591)	(703,039)	(284,504)	(34,623)	69,733
Income tax (expense) benefit	(1,229)	1,498	859	(649)	(1,096)
Net income (loss)	(55,820)	(701,541)	(283,645)	(35,272)	68,637
Distributions to preferred unitholders	(19,000)	(19,000)	(11,694)	—	—
Net income (loss) attributable to unitholders	$(74,820)	$(720,541)	$(295,339)	$(35,272)	$68,637

	Years Ended December 31,
	2016	2015(a)	2014(b)	2013	2012(c)
	(In thousands, except per unit data)
Income (loss) per unit
Basic and diluted	$(1.06)	$(10.45)	$(4.92)	$(0.62)	$1.40
Distributions paid per unit	$—	$1.46	$2.41	$2.31	$2.23

Cash Flow Data:
Net cash provided by (used in) operating activities	$(310)	$2,046	$207,216	$241,134	$149,641
Net cash provided by (used in)
investing activities	$119,989	$(377,420)	$(632,414)	$(209,401)	$(696,279)
Net cash provided by (used in)
financing activities	$(119,130)	$376,655	$423,339	$(32,658)	$546,996
Capital expenditures	$41,932	$579,463	$640,414	$204,911	$704,191

	Historical As of December 31,
	2016	2015(a)	2014(b)	2013	2012(c)
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$2,555	$2,006	$725	$2,584	$3,509
Other current assets	80,217	127,453	191,529	72,115	84,401
Oil and natural gas properties, net of
accumulated depletion, depreciation,
amortization and impairment	1,181,909	1,408,956	1,639,974	1,535,429	1,571,926
Other assets	35,145	74,705	66,378	49,705	30,163
Total assets	$1,299,826	$1,613,120	$1,898,606	$1,659,833	$1,689,999
Current liabilities	$86,609	$81,093	$97,576	$93,890	$103,723
Long-term debt	1,161,394	1,427,614	938,876	878,693	775,838
Other long-term liabilities	273,902	284,090	224,949	176,854	140,158
Partners’ equity (deficit)	(222,079)	(179,677)	637,205	510,396	670,280
Total liabilities and partners’ equity (deficit)	$1,299,826	$1,613,120	$1,898,606	$1,659,833	$1,689,999
____________________

(a)
Reflects Legacy’s purchase of the oil and natural gas properties acquired in the Anadarko Acquisitions as of the closing date of the acquisition on July 31, 2015. Consequently, the operations of these acquired properties are only included for the period from the closing date of the acquisition through December 31, 2015 and thereafter.

(b)
Reflects Legacy’s purchase of the oil and natural gas properties acquired in the WPX Acquisition as of the closing date of the acquisition on June 4, 2014. Consequently, the operations of these acquired properties are only included for the period from the closing date of the acquisition through December 31, 2014 and thereafter.

(c)
Reflects Legacy’s purchase of the oil and natural gas properties located primarily in the Permian Basin from a subsidiary of Concho Resources, Inc. (the "COG 2012 Acquisition") as of the date of the acquisition. Consequently, the operations of these acquired properties are only included for the period from the closing date of the acquisition on December 20, 2012 through December 31, 2012 and thereafter.

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

Overview

Because of our rapid growth through acquisitions and development of properties as well as large fluctuations in commodity prices, historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results. The operating results of the acquisition of (1) 100% of the issued and outstanding limited liability company membership interests in Dew Gathering LLC, which owns directly and indirectly natural gas gathering and processing assets in Anderson, Freestone, Houston, Leon, Limestone and Robertson Counties, Texas (the "WGR Acquisition") from WGR Operating LP ("WGR"), and (2) various oil and natural gas properties and associated exploration and production assets (the "Anadarko E&P Acquisition," together with the WGR Acquisition, the "Anadarko Acquisitions") from Anadarko E&P Onshore LLC ("Anadarko") have been included since July 31, 2015. The operating results of the acquisition of certain oil and natural gas properties located in the Piceance Basin of Colorado from a subsidiary of WPX Energy, Inc. (the “WPX Acquisition”) have been included since June 4, 2014.

Trends Affecting Our Business and Operations

Sustained periods of the current low prices for oil or natural gas have and could continue to materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

Outlook. Oil and natural gas prices experienced a significant drop in late 2014 and 2015. Prices recovered in 2016 but still remain at levels lower than previously seen before the decline began in 2014. Crude oil prices declined from an average of $93.17 per Bbl in 2014 to $43.29 per Bbl in 2016 and natural gas prices declined from an average of $4.37 per MMBtu in 2014 to $2.52 per MMBtu in 2016. As a result of the continued suppressed commodity prices in 2016, we recognized additional impairment expense of $61.8 million in 2016 as compared to impairment of $633.8 million in 2015. A sustained period of reduced commodity prices will continue to have an adverse effect on our operating income in future periods resulting from decreased revenues and higher depletion rates. In response to this sustained low commodity price environment, we anticipate maintaining a modest capital expenditure budget for 2017 of approximately $55.0 million. The increase in our capital program in 2017 as compared to 2016 is driven by increased net working interests and a higher number of total drilling days under our two-rig horizontal program in the Permian Basin. To illustrate the sensitivity our proved reserves to fluctuations in commodity prices, we recalculated our proved reserves as of December 31, 2016, using the five-year average forward price as of February 14, 2017 for both WTI oil and NYMEX natural gas. While this 5-year NYMEX forward strip price is not necessarily indicative of our overall outlook on future commodity prices, this commonly used methodology may help provide investors with an understanding of the impact of a volatile commodity price environment. Under such assumptions, we estimate the cumulative projected production from our year-end proved reserves would increase by approximately 14% to 164.7 MMBoe from the reported 144.8 MMBoe, which is calculated as required by the SEC.

Should we experience a decline in oil and natural gas prices in 2017, we could breach certain financial covenants under our revolving credit facility or our term loan credit agreement, which would constitute a default under our revolving credit facility or our term loan credit agreement. Such default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our revolving credit facility or our term loan credit agreement or foreclosure on our oil and natural gas properties. Certain payment defaults or acceleration under our revolving credit facility or our term loan credit agreement could cause a cross-default or cross-acceleration of all of our indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to date will be viewed positively by our lenders. For further discussion on the consequences of a breach of such covenants, including a potential cross-default of all our existing indebtedness, please read “Risk Factors—Risks Related to Our Business—Continued low commodity prices may impact our ability to comply with debt covenants.”
Considering the current environment for the oil and natural gas industry, our goals in 2017 are to fund our operations and to reduce leverage from our internally generated cash flow and to seek financial flexibility and liquidity.
Oil and natural gas prices have declined significantly from 2014 levels. This has reduced, and will continue to reduce, our revenues and cash flows from operations from levels seen in that period. In order to mitigate the impact of lower oil and natural gas prices on our cash flows, we are a party to derivative contracts, and we intend to enter into derivative contracts in the future to reduce the impact of oil and natural gas price volatility on our cash flows. By removing a portion of our price volatility on our future oil and natural gas production through 2019, we have mitigated, but not eliminated, the potential effects of changing oil and natural gas prices on our cash flows from operations for those periods. Commodity prices may continue to be depressed for an extended period of time, which could alter our acquisition and development plans, and adversely affect our growth strategy and ability to access additional capital in the capital markets and through our revolving credit facility.

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

Restrictions on Paying Distributions

As of January 21, 2016, we have suspended all cash distributions to unitholders and monthly cash distributions to holders of our Preferred Units. Our revolving credit facility and our term loan credit agreement provide that cash distributions can be made only out of our available cash, provided that distributions do not exceed 90% of available cash, and both before and after giving effect to any such distribution (i) no default or event of default has occurred and is continuing or would result therefrom, (ii) we have unused lender commitments of not less than 15% of the total lender commitments under our revolving credit facility then in effect, and (iii) our ratio of total debt at such time to our EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available is equal to or less than 4.00 to 1.00. Additionally, our partnership agreement requires us to pay or set aside for payment all accrued but unpaid distributions with respect to the Preferred Units prior to or contemporaneously with making any distribution with respect to our units.

Operating Data
The following table sets forth our selected financial and operating data for the periods indicated.

	Year Ended December 31,
	2016	2015(b)	2014(c)
	(In thousands, except per unit data and production)
Revenues
Oil sales	$152,507	$199,841	$396,774
Natural gas liquids sales	15,406	16,645	27,483
Natural gas sales	146,444	122,293	108,042
Total revenues	$314,357	$338,779	$532,299
Expenses:
Oil and natural gas production	$169,755	$183,163	$186,750
Ad valorem taxes	9,578	11,328	12,051
Total	$179,333	$194,491	$198,801
Production and other taxes	$14,267	$16,383	$31,534
General and administrative, excluding transaction related costs and LTIP	$31,196	$30,919	$29,760
Transaction related costs	5,245	8,919	5,425
LTIP expense	7,198	6,673	3,795
Total general and administrative	$43,639	$46,511	$38,980
Depletion, depreciation, amortization and accretion	$150,414	$177,258	$173,686
Commodity derivative cash settlements:
Oil derivative cash settlements received (paid)	37,464	91,953	(5,431)
Natural gas derivative cash settlements received	27,041	40,972	8,097
Total commodity derivative cash settlements	64,505	132,925	2,666
Production:
Oil (MBbls)	4,019	4,608	4,784
Natural gas liquids (MGal)	36,757	42,210	30,861
Natural gas (MMcf)	66,824	50,687	25,936
Total (MBoe)	16,032	14,061	9,841
Average daily production (Boe/d)	43,803	38,523	26,962
Average sales price per unit (excluding commodity derivative cash settlements):
Oil price (per Bbl)	$37.95	$43.37	$82.94
Natural gas liquids price (per Gal)	$0.42	$0.39	$0.89
Natural gas price (per Mcf)(a)	$2.19	$2.41	$4.17
Combined (per Boe)	$19.61	$24.09	$54.09
Average sales price per unit (including commodity derivative cash settlements):
Oil price (per Bbl)	$47.27	$63.32	$81.80
Natural gas liquids price (per Gal)	$0.42	$0.39	$0.89
Natural gas price (per Mcf)(a)	$2.60	$3.22	$4.48
Combined (per Boe)	$23.63	$33.55	$54.36
Average WTI oil spot price (per Bbl)	$43.29	$48.66	$93.17
Average Henry Hub natural gas spot price (per MMBtu)	$2.52	$2.62	$4.37
Average unit costs per Boe:
Production costs, excluding production and other taxes	$10.59	$13.03	$18.98
Ad valorem taxes	$0.60	$0.81	$1.22
Production and other taxes	$0.89	$1.17	$3.20
General and administrative, excluding acquisition costs and LTIP	$1.95	$2.20	$3.02
Total general and administrative	$2.72	$3.31	$3.96
Depletion, depreciation, amortization and accretion	$9.38	$12.61	$17.65
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

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Legacy’s revenues from the sale of oil were $152.5 million and $199.8 million for the years ended December 31, 2016 and 2015, respectively. Legacy’s revenues from the sale of NGLs were $15.4 million and $16.6 million for the years ended December 31, 2016 and 2015, respectively. Legacy’s revenues from the sale of natural gas were $146.4 million and $122.3 million for the years ended December 31, 2016 and 2015, respectively. The $47.3 million decrease in oil revenue reflects a decrease in average realized price of $5.42 per Bbl (12%) to $37.95 for the year ended December 31, 2016 from $43.37 for the year ended December 31, 2015, and a decrease in oil production of 589 MBbls (13%). The decrease in realized oil price was primarily caused by a decrease in the average WTI crude oil price of $5.37. The decrease in production is due to individually immaterial divestitures and natural declines related to reduced capital spending. The $1.2 million decrease in NGL revenues reflects a decrease in NGL production of 5,453 MGals (13%) during 2016 partially offset by an increase in realized NGL price of $0.03 per Gal (8%) to $0.42 per Gal for the year ended December 31, 2016 from $0.39 per Gal for the year ended December 31, 2015. The decrease in NGL production is due primarily to ethane rejection in our Piceance Basin properties, individually immaterial divestitures and natural production declines. The $24.2 million increase in natural gas revenues reflects an increase in our natural gas production volumes partially offset by a decrease in our realized natural gas prices. Our natural gas production increased by approximately 16,137 MMcf (32%), primarily due to a full year of inclusion of production from our 2015 acquisitions, most notably the acquisitions of East Texas properties (17,767 MMcf), partially offset by natural production declines. Average realized gas prices decreased by $0.22 per Mcf (9%) to $2.19 per Mcf for the year ended December 31, 2016 from $2.41 per Mcf for the year ended December 31, 2015, primarily due to a decrease in the average NYMEX Henry Hub natural gas price of $0.10 per Mcf over the same time period and an increase in realized regional differentials.

For the year ended December 31, 2016, Legacy recorded $41.2 million of net losses on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivative contracts during the period and are primarily based on oil and natural gas futures prices. The net loss recognized during 2016 was primarily due to the increase in futures prices for periods beyond 2016, which reduced the fair value of our derivatives in such periods. For the year ended December 31, 2015, Legacy recorded $98.3 million of net gains on oil and natural gas derivatives. The net gain recognized during 2015 was due to the significant decrease in oil futures prices during 2015 as well as the addition of natural gas derivatives during 2015 and subsequent decline in natural gas prices. Settlements of such contracts resulted in cash receipts of $64.5 million and $132.9 million during 2016 and 2015, respectively.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, decreased to $169.8 million ($10.59 per Boe) for the year ended December 31, 2016 from $183.2 million ($13.03 per Boe) for the year ended December 31, 2015. Production expenses decreased primarily due cost reductions realized on our historical properties, partially offset by increased production expenses associated with the acquisition of East Texas properties ($25.2 million). These reduction efforts, as well as the large volume of natural gas production related to the properties acquired in East Texas, resulted in decreased production expenses per Boe 2016 compared to 2015. Legacy’s ad valorem tax expense decreased to $9.6 million ($0.60 per Boe) for the year ended December 31, 2016 from $11.3 million ($0.81 per Boe) for the year ended December 31, 2015 due to lower valuations of our oil and natural gas properties due to lower commodity prices partially offset by a full year of increased well counts from our acquisition of additional oil and natural gas properties.

Legacy’s production and other taxes were $14.3 million and $16.4 million for the years ended December 31, 2016 and 2015, respectively. Production and other taxes decreased due to lower total revenues in 2016. On a per Boe basis, production and other taxes decreased to $0.89 for the year ended December 31, 2016 from $1.17 for the year ended December 31, 2015 due to lower total revenues.

Legacy’s general and administrative expenses were $43.6 million and $46.5 million for the years ended December 31, 2016 and 2015, respectively. General and administrative expenses decreased approximately $2.9 million between periods primarily due to $3.7 million of decreased acquisition-related expenses partially offset by increased expenses commensurate with a larger asset base.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $150.4 million and $177.3 million for the years ended December 31, 2016 and 2015, respectively. DD&A decreased primarily due to lower depletion rates across our historical properties primarily related to impairment charges incurred in 2015 and 2016, which reduced our depletable cost basis. This decrease was partially offset by a full year of inclusion of depletion expense related to acquisitions completed in 2015, most notable the East Texas acquisitions. Our depletion rate per Boe for the year ended December 31, 2016 was $9.38 compared to $12.61 for the year ended December 31, 2015. This decrease is primarily driven by a lower net cost basis on our historical assets due to previously recognized depletion and impairment.

Impairment expense was $61.8 million and $633.8 million for the years ended December 31, 2016 and 2015, respectively. In 2016, Legacy recognized $61.8 million of impairment expense in 43 separate producing fields, due primarily to well performance and the further decline in commodity prices during the year ended December 31, 2016, which decreased the expected future cash flows below the carrying value of the assets. In 2015, Legacy recognized impairment expense of $598.1 million in 218 separate producing fields due to the significant decrease in commodity prices during the year ended December 31, 2015, which decreased the expected future cash flows below the carrying value of the assets. Additionally, we recorded impairment of $35.7 million related to unproved properties acquired since 2010 that, in the current and expected future commodity price environment, are no longer economically viable.

Interest expense was $79.1 million and $76.9 million for the years ended December 31, 2016 and 2015, respectively. The increase in interest expense is primarily due to an increase of $10.1 million of interest expense on our revolving credit facility and $1.4 million of interest expense on our Second Lien Term Loans issued in October 2016 partially offset by a $10.8 million reduction in bond interest expense due to repurchases and exchanges of our 8% senior unsecured notes maturing on December 1, 2020 (the "2020 Senior Notes") and our 6.625% senior unsecured notes maturing on December 1, 2021 (the "2021 Senior Notes", together with the 2020 Senior Notes, the "Senior Notes") completed during 2016. Additionally, interest expenses related to our interest rate swaps increased by $0.6 million to $2.1 million in 2016 from $1.5 million in 2015. Cash payments on our interest rate swaps were $2.7 million and $3.3 million in 2016 and 2015, respectively.

As a result of the items described above, Legacy recorded a net loss of $55.8 million and $701.5 million for the years ended December 31, 2016 and 2015, respectively. The decrease in net loss was primarily due to a decrease in impairment expense from $633.8 million during the year ended December 31, 2015 to $61.8 million for the year ended December 31, 2016.

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

As a result of the items described above, Legacy recorded a net loss of $701.5 million and $283.6 million for the years ended December 31, 2015 and 2014, respectively. The increase in net loss was primarily caused by an increase in impairment expense recorded from $448.7 million during the year ended December 31, 2014 to $633.8 million during the year ended December 31, 2015.

Non-GAAP Financial Measure

Legacy’s management uses Adjusted EBITDA as a tool to provide additional information and a metric relative to the performance of Legacy’s business. Legacy’s management believes that Adjusted EBITDA is useful to investors because this measure is used by many companies in the industry as a measure of operating and financial performance and is commonly employed by financial analysts and others to evaluate the operating and financial performance of the Partnership from period to period and to compare it with the performance of our peers. Adjusted EBITDA may not be comparable to a similarly titled measure of such peers because all entities may not calculate Adjusted EBITDA in the same manner.

The following presents a reconciliation of “Adjusted EBITDA,” which is a non-GAAP measure, to its nearest comparable GAAP measure. Adjusted EBITDA should not be considered as an alternative to GAAP measures, such as net income, operating income, cash flow from operating activities, or any other GAAP measure of financial performance.

Adjusted EBITDA is defined as net income (loss) plus:

•	Interest expense;

•	(Gain) loss on extinguishment of debt;

•	Income tax expense (benefit);

•	Depletion, depreciation, amortization and accretion;

•	Impairment of long-lived assets;

•	(Gain) loss on sale of partnership investment;

•	(Gain) loss on disposal of assets;

•	Equity in (income) loss of equity method investees;

•	Unit-based compensation expense (benefit) related to LTIP unit awards accounted for under the equity or liability methods;

•	Minimum payments received in excess of overriding royalty interest earned;

•	Equity in EBITDA of equity method investee;

•	Net (gains) losses on commodity derivatives;

•	Net cash settlements received (paid) on commodity derivatives; and

•	Transaction related expenses.

The following table presents a reconciliation of Legacy’s consolidated net income (loss) to Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014, respectively.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net loss	$(55,820)	$(701,541)	$(283,645)
Plus:
Interest expense	79,060	76,891	67,218
Gain on extinguishment of debt	(150,802)	—	—
Income tax expense (benefit)	1,229	(1,498)	(859)
Depletion, depreciation, amortization and accretion	150,414	177,258	173,686
Impairment of long-lived assets	61,796	633,805	448,714
Gain on disposal of assets	(50,095)	(3,972)	(2,479)
Equity in income of equity method investees	—	(126)	(428)
Unit-based compensation expense	7,198	6,673	3,795
Minimum payments received in excess of overriding royalty interest earned(a)	1,659	1,130	1,381
Equity in EBITDA of equity method investee(b)	—	169	805
Net (gains) losses on commodity derivatives	41,224	(98,253)	(138,092)
Net cash settlements received (paid) on commodity derivatives	64,505	132,925	2,666
Transaction related expenses	5,245	8,919	5,425
Adjusted EBITDA	$155,613	$232,380	$278,187
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

For the year ended December 31, 2016, Adjusted EBITDA decreased 33% to $155.6 million from $232.4 million for the year ended December 31, 2015. This decrease is due primarily to significant declines in commodity prices and lower commodity derivative realizations partially offset by lower production costs. For the year ended December 31, 2015, Adjusted EBITDA decreased 16% to $232.4 million from $278.2 million for the year ended December 31, 2014. This decrease is due primarily to significant declines in commodity prices. This decrease was partially offset by increased production from a full year of inclusion of the WPX Acquisition and the acquisitions of properties in East Texas as well as cash receipts of $132.9 million on our commodity derivatives during 2015 compared to cash receipts of $2.7 million during 2014.

Capital Resources and Liquidity

Legacy’s primary sources of capital and liquidity have been cash flow from operations, the issuance of the Senior Notes, the issuance of additional units and Preferred Units, the Second Lien Term Loans and bank borrowings, or a combination thereof. To date, Legacy’s primary use of capital has been for the acquisition and development of oil and natural gas properties, the repayment of bank borrowings and repurchases of Senior Notes on the open market.

Based upon current oil and natural gas price expectations and our commodity derivatives positions, we anticipate that our cash on hand, cash flow from operations and available borrowing capacity under our revolving credit facility and the Second Lien Term Loans will provide us sufficient liquidity to fund our operations in 2017 including our planned capital expenditures of $55 million. However, should oil and natural gas prices decline in 2017, we could breach certain financial covenants under our revolving credit facility or our term loan credit agreement, which would constitute a default under our revolving credit facility or our term loan credit agreement. Such a default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and potential subsequent acceleration of all amounts outstanding under our revolving credit facility or our term loan credit agreement or foreclosure on our oil and natural gas properties. Certain payment defaults or acceleration under our revolving credit facility could cause a cross-default or cross-acceleration of all of our other indebtedness. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness. In light of this, we elected to suspend distributions to unitholders in January 2016. Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to operate or to maintain planned levels of capital expenditures. Please read “—Financing Activities—Our Revolving Credit Facility.”

The amounts available for borrowing under our revolving credit facility are re-determined at least semi-annually in April and October of each year. Pursuant to our entering into the Eighth Amendment to our revolving credit facility on October 25, 2016, our borrowing base was reduced to $600 million, leaving $134.1 million available for borrowing as of February 21, 2017. Our next such redetermination event will occur in April 2017.

Our commodity derivatives position, which we use to mitigate commodity price volatility and (if positive) support our borrowing capacity, resulted in $64.5 million of cash receipts in the year ended December 31, 2016.

As market conditions warrant, we may, subject to certain restrictions, repurchase, exchange or otherwise pay down our outstanding debt, including our Senior Notes, in open market transactions, privately negotiated transactions, by tender offer or otherwise which may impact the trading liquidity of such securities. The amounts involved in any such transactions, individually or in the aggregate, may be material. During 2016, we repurchased approximately $169.4 million of original principal amount of our Senior Notes on the open market, and we exchanged 2,719,124 units for $15.0 million of face amount of our 2020 Senior Notes.

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

Cash Flow from Operations

Legacy’s net cash (used in) provided by operating activities was $(0.3) million and $2.0 million for the years ended December 31, 2016 and 2015, respectively, with the 2016 period being unfavorably impacted by lower realized commodity prices, partially offset by lower production expenses and higher production volumes primarily related to a full year of inclusion of 2015 acquisitions, most notably the Anadarko Acquisitions.

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

Investing Activities

Legacy’s cash capital expenditures were $41.5 million for the year ended December 31, 2016. The total includes $12.0 million related to 3 individually immaterial acquisitions and $29.5 million of development projects.

Legacy’s cash capital expenditures were $577.2 million for the year ended December 31, 2015. The total includes $540.3 million related to the Anadarko Acquisitions and 3 individually immaterial acquisitions and $36.8 million of development projects. Included in the $540.3 million of properties acquired is $51.0 million of properties that were divested the day after their acquisition.

We currently anticipate that our development capital budget, which predominantly consists of drilling, recompletion, well stimulation projects and CO2 injection will be $55 million for the year ending December 31, 2017. Our available borrowing capacity under our revolving credit facility is $134.1 million as of February 21, 2017. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of a CO2 purchase commitment and certain projects managed by other operators. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, non-operated capital requirements and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner as well as other regulatory matters.

We enter into oil and natural gas derivatives to reduce the impact of oil and natural gas price volatility on our operations. At February 21, 2017, we had in place oil, natural gas and price differential derivatives covering portions of our estimated 2017 through 2019 oil and natural gas production.

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

 The following tables summarize, for the periods indicated, our oil and natural gas derivatives in place as of February 21, 2017 covering the period from January 1, 2017 through December 31, 2019. We use derivatives, including swaps, enhanced swaps and three-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are mostly settled based upon the monthly average closing price of front-month NYMEX WTI oil, the price on the last trading day of front-month NYMEX Henry Hub natural gas and published West Texas Waha prices of natural gas.

Oil Swaps:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2017	182,500	$84.75	$84.75
2018	730,000	$55.04	$55.00	-	$55.15

Natural Gas Swaps:

		Average	Price Range per
Calendar Year	Volumes (MMBtu)	Price per MMBtu	MMBtu
2017	27,600,000	$3.36	$3.29	-	$3.39
2018	42,200,000	$3.25	$3.04	-	$3.39
2019	25,800,000	$3.36	$3.29	-	$3.39

We have entered into regional crude oil differential swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) less a fixed-price differential. As noted above, we receive a discount to the NYMEX WTI crude oil price at the point of sale. Due to refinery downtimes and limited takeaway capacity that has impacted the Permian Basin, the difference between the WTI-ARGUS (Midland) price, which is the price we receive on almost all of our Permian crude oil production, and the WTI-ARGUS (Cushing) price reached historic highs in late 2012 and early 2013 and again in late 2014. We entered into these differential swaps to negate a portion of this volatility. The following table summarizes the oil differential swap contracts currently in place as of February 21, 2017, covering the period from January 1, 2017 though December 31, 2017:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2017	2,190,000	$(0.30)	$(0.75)	-	$(0.05)
2018	1,460,000	$(1.25)	$(1.25)

We have also entered into multiple NYMEX WTI crude oil costless collar contracts. Each contract combines a long put option or "floor" with a short call option or "ceiling." At an annual WTI market price of $40.00, $50.00 and $65.00, the summary positions below would result in a net price of $45.00, $50.00 and $59.02, respectively for 2017 and $47.06, $50.00 and $60.29, respectively for 2018. The following table summarizes the costless oil collar contracts currently in place as of February 21, 2017, covering the period from January 1, 2017 through December 31, 2018:

		Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Call Price per Bbl
2017	2,190,000	$45.00	$59.02
2018	1,551,250	$47.06	$60.29

We have also entered into multiple NYMEX West Texas Intermediate crude oil derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. For example, at an annual average WTI market price of $40.00, $50.00 and $65.00, the summary position below would result in a net price of $65.00, $75.00 and $85.00, respectively. The following table summarizes the three-way oil collar contracts currently in place as of February 21, 2017, covering the period from January 1, 2017 through December 31, 2017:

		Average Short Put	Average Long Put	Average Short Call
Calendar Year	Volumes (Bbls)	Price per Bbl	Price per Bbl	Price per Bbl
2017	72,400	$60.00	$85.00	$104.20

We have also entered into multiple NYMEX WTI crude oil derivative enhanced swap contracts. The first type of enhanced swap contract combines buying a lower-priced put, selling a higher-priced put, and using the net proceeds from these positions to simultaneously obtain a swap at above market prices (“enhanced swap price”). If the market price is at or above the higher-priced short put, this contract allows us to settle at the enhanced swap price. If the market price is below the higher-priced short put but above the lower-priced long put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the higher-priced short put. If the market price is at or below the lower-priced long put, this contract allows us to settle for the lower-priced long put plus the spread between the enhanced swap price and the higher-priced short put. For example, at an annual average WTI market price of $40.00, $50.00 and $65.00, the summary positions below would result in a net price of $65.85, $65.85 and $73.85, respectively for 2017 and $65.50, $65.50 and $73.50, respectively for 2018. The following table summarizes these type of enhanced swap contracts currently in place as of February 21, 2017, covering the period from January 1, 2017 through December 31, 2018:

		Average Long Put	Average Short Put	Average Swap
Calendar Year	Volumes (Bbls)	Price per Bbl	Price per Bbl	Price per Bbl
2017	182,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

We have also entered into multiple NYMEX Henry Hub natural gas costless collar contracts. Each contract combines a long put option or "floor" with a short call option or "ceiling." At an annual Henry Hub price of $2.50, $3.00 and $3.50, the summary position below would result in a net price of $2.90, $3.00 and $3.44, respectively. The following table summarizes the costless natural gas collar contracts currently in place as of February 21, 2017, covering the period from January 1, 2017 through December 31, 2017:

		Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu
2017	14,600,000	$2.90	$3.44

We have also entered into multiple NYMEX Henry Hub natural gas derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. For example, at an annual average Henry Hub market price of $2.50, $3.00 and $3.50, the summary position below would result in a net price of $3.00, $3.50 and $4.00, respectively for 2017. The following table summarizes the three-way natural gas collar contracts currently in place as of February 21, 2017, covering the period from January 1, 2017 through December 31, 2017:

	Volumes	Average Short Put	Average Long Put	Average Short Call
Calendar Year	(MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
2017	5,040,000	$3.75	$4.25	$5.53

We have also entered into multiple Henry Hub NYMEX to Northwest Pipeline, California SoCal and San Juan Basin natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as of February 21, 2017 as indicated below, covering the period from January 1, 2017 through December 31, 2017:

	2017
		Average
	Volumes (MMBtu)	Price per MMBtu
NWPL	7,300,000	$(0.16)
SoCal	2,500,250	$0.11
San Juan	2,500,250	$(0.10)

Financing Activities

Legacy’s net cash used in financing activities was $119.1 million for the year ended December 31, 2016, compared to $376.7 million provided by financing activities for the year ended December 31, 2015. During the year ended December 31, 2016, total net repayments under our revolving credit facility were $145.0 million. We raised $58.8 million in proceeds, net of original issue discount, but excluding other offering expenses paid by Legacy, from the issuance of our Second Lien Term Loans. Legacy’s net cash provided by financing activities was $376.7 million for the year ended December 31, 2015, compared to $423.3 million for the year ended December 31, 2014. During the year ended December 31, 2015, total net borrowings under our revolving credit facility were $499.0 million. Finally, Legacy had a cash outflow during the year ended December 31, 2015 in the amount of $120.4 million for distributions to unitholders and our Series A and Series B Preferred unitholders. Cash provided by financing activities during the year ended December 31, 2014, included $239.0 million in net repayments under our revolving credit facility while we raised $297.0 million in proceeds, net of original issue discount, but excluding other offering expenses paid by Legacy, in our private offering of 6.625% senior notes due 2021, resulting in total net borrowings of $58.0 million. Additionally we received net proceeds from the issuance of our 8% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series A Preferred Units") and 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") in the amount of $229.5 million as well as $303.5 million of proceeds from our October public offering of units. Finally, Legacy had cash outflow during the year ended December 31, 2014 in the amount of $157.6 million for distributions to unitholders and our Series A and Series B Preferred unitholders, which was funded from cash flow from operations.

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

On June 4, 2014, Legacy issued 300,000 incentive distribution units representing limited partner interests in Legacy (the “Incentive Distribution Units”) to WPX Energy Rocky Mountain, LLC (“WPX”), an affiliate of WPX Energy, Inc. ("WPX Energy"), as part of the WPX Acquisition. The Incentive Distribution Units issued to WPX include 100,000 Incentive Distribution Units that immediately vested along with the ability to vest in up to an additional 200,000 Incentive Distribution Units (the “Unvested IDUs”) in connection with any future asset sales or transactions completed with us pursuant to the terms of the IDR Holders Agreement. Incentive Distribution Units that are not issued to WPX or other parties will remain in Legacy's treasury for the benefit of all limited partners until such time as Legacy may make future issuances of Incentive Distribution Units. 66,666 of the Unvested IDUs were forfeited on each of June 4, 2015 and June 4, 2016. Effective January 1, 2016, WPX has assigned its vested and unvested IDUs to WPX Energy Holdings, LLC, a controlled affiliate of WPX Energy.

Our Revolving Credit Facility

Current Credit Agreement

On April 1, 2014, Legacy entered into a five-year $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, Compass Bank, as syndication agent, UBS Securities LLC and U.S. Bank National Association, as co-documentation agents and the lenders party thereto as amended most recently by the Eighth Amendment to the credit facility on October 25, 2016 (as amended, the “Current Credit Agreement”). Borrowings under the Current Credit Agreement mature on April 1, 2019. Legacy's obligations under the Current Credit Agreement are secured by mortgages on over 95% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in our operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit. The borrowing base is currently set at $600 million, and as of February 21, 2017, we have approximately $464 million drawn under the Current Credit Agreement leaving approximately $134.1 million of current availability. The borrowing base is subject to semi-annual redeterminations on or about April 1 and October 1 of each year. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. We also have the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base. Any increase in the borrowing base requires the consent of all the lenders, and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement. If the required lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement so long as it does not increase the borrowing base then in effect.

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

We may elect that borrowings be comprised entirely of alternate base rate ("ABR") loans or Eurodollar loans. Interest on the loans is determined as follows:

•
with respect to ABR loans, the alternate base rate equals the highest of the prime rate, the Federal funds effective rate plus 0.50%, or the one-month London Interbank Offered Rate (“LIBOR”) plus 1.00%, plus an applicable margin ranging from and including 1.00% to 2.00% per annum, determined by the percentage of the borrowing base then in effect that is utilized, provided, that if the ratio of our first lien debt as of the last day of any fiscal quarter to our EBITDA (as defined in the Current Credit Agreement) for the four fiscal quarters ending on such day is greater than 3.00 to 1.00, then the applicable margin shall be increased by 0.50% during the next succeeding fiscal quarter, or

•
with respect to any Eurodollar loans, one-, two-, three- or six-month LIBOR plus an applicable margin ranging from and including 2.00% to 3.00% per annum, determined by the percentage of the borrowing base then in effect that is utilized.

We pay a commitment fee equal ranging from and including 0.375% to 0.50% per annum on the average daily amount of the unused amount of the commitments under the Current Credit Agreement, determined by the percentage of the borrowing base then in effect that is utilized, payable quarterly.

Interest is generally payable quarterly for ABR loans and on the last day of the applicable interest period for any Eurodollar loans.

Our Current Credit Agreement also contains various covenants that limit our ability to:

•	incur indebtedness;

•	enter into certain leases;

•	grant certain liens;

•	enter into certain derivatives;

•	make certain loans, acquisitions, capital expenditures and investments;

•	make distributions;

•	merge, consolidate or allow any material change in the character of our business;

•	repurchase Senior Notes or repay second lien loans;

•	engage in certain asset dispositions, including a sale of all or substantially all of our assets; or

•	maintain a consolidated cash balance in excess of $20 million without prepaying the loans in an amount equal to such excess.

Our Current Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
first lien debt to EBITDA for the four fiscal quarters ending on last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available to not be greater than: (i) 3.50 to 1.00, at any time during the period from and including February 19, 2016 through December 31, 2016, (ii) 3.25 to 1.00, at any time during the fiscal quarter ending March 31, 2017, (iii) 3.00 to 1.00, at any time during the fiscal quarter ending June 30, 2017 and (iv) 2.50 to 1.00, at any time on or after July 1, 2017;

•
secured debt to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination to not be greater than 4.50 to 1.00 beginning with the fiscal quarter ending December 31, 2018;

•	as of the last day of any fiscal quarter, total EBITDA over the last four quarters to total Interest Expense over the last four quarters to be greater than 2.00 to 1.00;

•
consolidated current assets, as of the last day of the most recent quarter and including the unused amount of the total commitments, to consolidated current liabilities as of the last day of the most recent quarter of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under ASC 815, which includes the current portion of oil, natural gas and interest rate derivatives;

•
as of the last day of any fiscal quarter beginning with the fiscal quarter ending June 30, 2017, the ratio of (a) the sum of (i) the net present value using NYMEX forward pricing, discounted at 10 percent per annum, of Legacy’s proved developed producing oil and gas properties (“PDP PV-10”), as reflected in the most recent reserve report delivered either July 1 or December 31 of each year, as the case may be, beginning with the reserve report to be delivered on July 1, 2017 (giving pro forma effect to material acquisitions or dispositions since the date of such reports), (ii) the net mark to market value of our swap agreements and (iii) our cash and cash equivalents to (b) Secured Debt to not be equal to or less than 1.00 to 1.00 .

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

•
a change of control, which will occur upon (i) the acquisition by any person or group of persons of beneficial ownership of more than 35% of the aggregate ordinary voting power of our equity securities, (ii) the first day on which a majority of the members of the board of directors of our general partner are not continuing directors (which is generally defined to mean members of our board of directors as of April 1, 2014 and persons who are nominated for election or elected to our general partner’s board of directors with the approval of a majority of the continuing directors who were members of such board of directors at the time of such nomination or election), (iii) the direct or indirect sale, transfer or other disposition in one or a series of related transactions of all or substantially all of the properties or assets (including equity interests of subsidiaries) of us and our subsidiaries to any person, (iv) the adoption of a plan related to our liquidation or dissolution or (v) Legacy Reserves GP, LLC’s ceasing to be our sole general partner; provided that, under certain circumstances, a conversion from one form of entity to another form of entity or exchange of equity interests in another form entity shall not constitute a change in control;

•
the entry of, and failure to pay, one or more adverse judgments in excess of $15.0 million or one or more non-monetary judgments that could reasonably be expected to have a material adverse effect and for which enforcement proceedings are brought or that are not stayed pending appeal;

•	specified ERISA events relating to our employee benefit plans that could reasonably be expected to result in liabilities in excess of $2.0 million in any year;

•	the Intercreditor Agreement (as defined below) ceases to be in effect, except to the extent permitted by the terms thereof; and

•	if an “Event of Default” occurs under the Second Lien Term Loan Credit Agreement (as defined below).

As of December 31, 2016, Legacy was in compliance with all financial and other covenants of the Current Credit Agreement. Should oil and natural gas prices decline in 2017, we could breach certain financial covenants under our revolving credit facility, which would constitute a default under our revolving credit facility. Such default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our revolving credit facility or foreclosure on our oil and natural gas properties. As previously noted, if the lenders under our revolving credit facility were to accelerate the indebtedness under our revolving credit facility as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness, including our Second Lien Term Loans and Senior Notes, and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to date, which include the suspension of distributions to our unitholders and Preferred Unitholders, as well as completed asset sales, will be viewed positively by our lenders.

Our Second Lien Term Loans

On October 25, 2016, Legacy entered into a Term Loan Credit Agreement (the “Second Lien Term Loan Credit Agreement”) among Legacy, as borrower, Cortland Capital Market Services LLC, as administrative agent and second lien collateral agent, and the lenders party thereto, providing for Second Lien Term Loans up to an aggregate principal amount of $300.0 million. GSO Capital Partners L.P. (“GSO”) and certain funds and accounts managed, advised or sub-advised, by GSO are the initial lenders thereunder. The Second Lien Term Loans are secured on a second lien priority basis by the same collateral that secures the Current Credit Agreement and are unconditionally guaranteed on a joint and several basis by the same wholly owned subsidiaries of Legacy that are guarantors under the Current Credit Agreement.

Legacy used the initial $60.0 million of gross loan proceeds from its Second Lien Term Loans to repay outstanding indebtedness and pay associated transaction expenses. Additional Second Lien Term Loans up to an aggregate amount of $240.0 million are available at Legacy’s discretion for twelve months following the date of the Second Lien Term Loan Credit Agreement. The Second Lien Term Loans under the Second Lien Term Loan Credit Agreement will be issued with an upfront fee of 2% and bear interest at a rate of 12.00% per annum payable quarterly in cash or, prior to the 18 month anniversary of the Second Lien Term Loan Credit Agreement, Legacy may elect to pay in kind up to 50% of the interest payable. The Second Lien Term Loans may be used for general corporate purposes and for the repayment of outstanding indebtedness, in any case as may be approved by Legacy and GSO. For the first 24 months following the effective date of the Term Loan Credit Agreement, GSO may not assign more than 49% of the Second Lien Term Loans without Legacy's consent. The Second Lien Term Loan Credit Agreement matures on August 31, 2021; provided that, if on July 1, 2020, Legacy has greater than or equal to a face amount of $15.0 million of Senior Notes that were outstanding on the date the Second Lien Term Loan Credit Agreement was entered into or any other senior notes with a maturity date that is earlier than August 31, 2021, the Second Lien Term Loan Credit Agreement will mature on August 1, 2020. The Second Lien Term Loan Credit Agreement contains customary prepayment provisions and make-whole premiums.

Legacy will pay a quarterly fee of 0.250% on the average daily amount of the unused commitments under the Second Lien Term Loan Credit Agreement.

The Second Lien Term Loan Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
not permit, beginning with the fiscal quarter ending June 30, 2017, the ratio of the sum of (i) PDP PV-10, (ii) the net mark to market value of Legacy’s swap agreements and (iii) Legacy’s cash and cash equivalents to Secured Debt to be less than 1.0 to 1.0;

•
not permit, as of the last day of any fiscal quarter beginning with the fiscal quarter ending December 31, 2018, Legacy’s ratio of Secured Debt as of such day to EBITDA for the four fiscal quarters then ending to be greater than 4.50 to 1.00;

•
within a certain period of time after the date of the Second Lien Term Loan Credit Agreement, enter into hedging transactions covering at least 75% of the projected oil and natural gas production from Proved Developed Producing Properties for each month until the two year anniversary of the Second Lien Term Loan Credit Agreement;

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

8% Senior Notes Due 2020

On December 4, 2012, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $300.0 million of our 2020 Senior Notes, which were subsequently registered through a public exchange offer that closed on January 8, 2014. The 2020 Senior Notes were issued at 97.848% of par. We received net proceeds of approximately $286.7 million, after deducting the discount to initial purchasers and offering expense paid by Legacy, and used the net proceeds from this offering to fund a portion of the consideration paid for the COG 2012 Acquisition.

We have the option to redeem the 2020 Senior Notes, in whole or in part, at any time on or after December 1, 2016, at the specified redemption prices set forth below together with any accrued and unpaid interest to the date of redemption, if redeemed during the twelve-month period beginning on December 1 of the years indicated below.

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
During the year ended December 31, 2016, Legacy repurchased a face amount of $52.0 million of its 2020 Senior Notes on the open market. Legacy treated these repurchases as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2020 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price.

On June 1, 2016, Legacy exchanged 2,719,124 units for $15.0 million of face amount of its outstanding 2020 Senior Notes. Legacy treated this exchange as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2020 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the fair value of the units issued in the exchange based on the closing price on June 1, 2016.

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
During the year ended December 31, 2016, Legacy repurchased a face amount of $117.3 million of its 2021 Senior Notes on the open market. Legacy treated these repurchases as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2021 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2016 is provided in the following table.

	Obligations Due in Period
Contractual Cash Obligations	2017	2018-2019	2020-2021	Thereafter	Total
	(In thousands)
Long-term debt
Revolving credit facility(a)	$—	$463,000	$—	$—	$463,000
Interest on revolving credit facility(b)	18,103	22,629	—	—	40,732
Second Lien Term Loans	—	—	60,000	—	60,000
Interest on Second Lien Term Loans	7,200	14,400	4,800	—	26,400
Senior Notes	—	—	665,645	—	665,645
Interest on Senior Notes	47,303	94,605	57,692	—	199,600
Derivative obligations(c)	3,429	—	—	—	3,429
Management compensation(d)	2,155	4,310	4,310	—	10,775
Employee compensation(e)	2,011	2,817	—	—	4,828
Asset retirement obligation(f)	2,980	5,960	5,960	257,248	272,148
CO2 purchase commitment(g)	4,751	17,275	17,553	9,049	48,628
Office lease	1,477	2,678	1,024	—	5,179
Total contractual cash obligations	$89,409	$627,674	$816,984	$266,297	$1,800,364
____________________

(a)	Represents amounts outstanding under our revolving credit facility as of December 31, 2016.

(b)	Based upon our weighted average interest rate of 3.91% under our revolving credit facility as of December 31, 2016.

(c)
Derivative obligations represent net liabilities for commodity and interest rate derivatives that were valued as of December 31, 2016, the ultimate settlement of which are unknown because they are subject to continuing market risk. Please read “Quantitative and Qualitative Disclosure about Market Risk” for additional information regarding our derivative obligations.

(d)
The related employment agreements do not contain termination provisions; therefore, the ultimate payment obligation is not known. For purposes of this table, management has not reflected payments subsequent to 2020.

(e)
Legacy has bonus agreements with certain of its non-executive employees. The bonus agreements provide for fixed bonus amounts to be paid to employees contingent upon various criteria including their continuous employment or a change in control.

(f)	Asset retirement obligations of oil and natural gas assets, excluding salvage value and accretion, the ultimate settlement and timing of which cannot be precisely determined in advance.

(g)
Represents the value of the minimum volume of CO2 required to be purchased in the respective annual period. As the contract price per Mcf of CO2 is based on NYMEX WTI price on the date of purchase, we have assumed the NYMEX WTI strip price as of December 31, 2016.

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

Effect if Different Assumptions Used: Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the year ended December 31, 2016 by approximately 10%.

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

We do not specifically designate derivative instruments as cash flow hedges, even though they reduce our exposure to changes in oil and natural gas prices and interest rate changes. Therefore, the mark-to-market of these instruments is recorded in current earnings. We estimate market values utilizing software provided by a third party firm, which specializes in valuing derivatives, and validate these estimates by comparison to counterparty estimates as the basis for these end-of-period mark-to-market adjustments. In order to estimate market values, we use forward commodity price curves, if available, or estimates of forward curves provided by third party pricing experts. For our interest rate swaps, we use a yield curve based on money market rates and interest swap rates to estimate market value. When we record a mark-to-market adjustment resulting in a gain or loss in a current period, this change in fair value represents a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods. As shown in the previous tables, we have hedged a portion of our future production through 2019. Taking into account the mark-to-market liabilities and assets recorded as of December 31, 2016, the future cash obligations table presented above shows the amounts which we would expect to pay the counterparties over the time periods shown. As oil and gas prices rise and fall, our future cash obligations related to these derivatives will rise and fall.

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

As of December 31, 2016, a 10% decrease in net cash flows attributable to our production caused by any one or a combination of variables, including commodity prices, development costs, changes in production levels or other factors, would increase our recognized oil and natural gas property impairments by 25.5%.

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this ASU will not have any material impact on our results of operations, cash flows or financial position.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers ("ASU 2015-14"), which approved a one-year delay of the standard's effective date. In accordance with ASU 2015-14, the standard is now effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently determining the impacts of the new standard on our contract portfolio. Our approach includes performing a detailed review of key contracts representative of our business and comparing historical accounting policies and practices to the new standard. Our contracts are primarily short-term in nature, and our assessment at this stage is that we do not expect the new revenue recognition standard will have a material impact on our financial statements upon adoption.

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

As of December 31, 2016, the fair market value of Legacy’s commodity derivative positions was a net asset of $12.7 million. As of December 31, 2015, the fair market value of Legacy’s commodity derivative positions was a net asset of $118.4 million. We routinely monitor the credit default risk of our counterparties via risk monitoring services. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives for 2017 through December 31, 2019, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investing Activities.”

If oil prices decline by $1.00 per Bbl, then the standardized measure of our combined proved reserves as of December 31, 2016 would decline from $575.6 million to $558.1 million, or 3.0%. If natural gas prices decline by $0.10 per Mcf, then the standardized measure of our combined proved reserves as of December 31, 2016 would decline from $575.6 million to $547.3 million, or 4.9%. However, larger decreases in oil and natural gas prices, such as the recent drop in oil prices, may have a disproportionate impact on our standardized measure.

Interest Rate Risks

At December 31, 2016, Legacy had debt outstanding under the revolving credit facility of $463 million, which incurred interest at floating rates in accordance with its revolving credit facility. The average annual interest rate incurred by Legacy for the year ended December 31, 2016 on its floating rate borrowings was 3.55%. A 1% increase in LIBOR on Legacy’s outstanding floating rate debt as of December 31, 2016 would result in an estimated $1.1 million increase in annual interest expense as Legacy has entered into two tranches of interest rate swaps to mitigate the volatility of interest rates. The first tranche expires on September 1, 2017 and covers $115 million of floating rate debt with a weighted-average fixed rate of 0.85%. The second tranche expires on September 1, 2019 and covers $235 million of floating rate debt with a weighted-average fixed rate of 1.36%. It is never management's intention to hold or issue derivative instruments for speculative trading purposes. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in overhedged amounts.

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

Our management, with the participation of our general partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon that evaluation and subject to the foregoing, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provide reasonable assurance that such controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2016, management assessed the effectiveness of Legacy’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included design effectiveness and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets. Based on that assessment, management determined that Legacy maintained effective internal control over financial reporting as of December 31, 2016, based on those criteria.

BDO USA, LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2016, which is set forth below under “Attestation Report.”

Attestation Report

Report of Independent Registered Public Accounting Firm

Board of Directors and Unitholders
Legacy Reserves LP
Midland, Texas

We have audited Legacy Reserves LP’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Legacy Reserves LP’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Controls and Procedures - Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on Legacy Reserves LP’s internal control over financial reporting based on our audit.

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

In our opinion, Legacy Reserves LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Legacy Reserves LP as of December 31, 2016 and 2015, and the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Houston, Texas
February 22, 2017

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to include the information required by this Item 10 in Legacy’s definitive proxy statement for its 2017 annual meeting of unitholders under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

We intend to include information with respect to executive compensation in Legacy’s definitive proxy statement for its 2017 annual meeting of unitholders under the heading “Executive Compensation,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

We intend to include information regarding Legacy’s securities authorized for issuance under equity compensation plans and ownership of Legacy’s outstanding securities in Legacy’s definitive proxy statement for its 2017 annual meeting of unitholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” respectively, which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We intend to include the information regarding related party transactions in Legacy’s definitive proxy statement for its 2017 annual meeting of unitholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We intend to include information regarding principal accountant fees and services in Legacy’s definitive proxy statement for its 2017 annual meeting of unitholders under the heading “Independent Registered Public Accounting Firm,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2016.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements

The consolidated financial statements of Legacy Reserves LP are listed on the Index to Financial Statements to this annual report on Form 10-K beginning on page F-1.

(a)(3) Exhibits

The following documents are filed as a part of this annual report on Form 10-K or incorporated by reference:

Exhibit
Number		Description
2.1	—
Membership Interest Purchase and Sale Agreement, dated July 3, 2015, by and between Legacy Reserves Operating LP and WGR Operating LP (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on July 9, 2015, Exhibit 2.1)

2.2	—
Purchase and Sale Agreement, dated July 3, 2015, by and between Legacy Reserves Operating LP and Anadarko E&P Onshore LLC (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on July 9, 2015, Exhibit 2.2)

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

4.4	—
Indenture, dated as of May 28, 2013, among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (including form of 6.625% senior notes due 2021) (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed May 31, 2013, Exhibit 4.1)

4.5	—
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

Exhibit
Number		Description
10.1	—
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

10.2	—
First Amendment to Third Amended and Restated Credit Agreement, dated April 17, 2014, by and between Legacy Reserves LP, Wells Fargo Bank, National Association, as administrative agent and certain other financial institutions party thereto as lenders (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q (File No. 001-33249) filed October 31, 2014, Exhibit 10.1)

10.3	—
Second Amendment to Third Amended and Restated Credit Agreement, dated May 22, 2014, among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association as administrative agent, and the lenders signatory thereto (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed May 28, 2014, Exhibit 10.1)

10.4	—
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

10.5	—
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

10.6	—
Fifth Amendment to Third Amended and Restated Credit Agreement, dated August 5, 2015, among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q (File No. 001-33249) filed August 7, 2015, Exhibit 10.2)

10.7	—
Sixth Amendment to Third Amended and Restated Credit Agreement, dated November 13, 2015, among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Legacy Reserves LP's annual report on Form 10-K (File No. 001-33249) filed on February 26, 2016, Exhibit 10.14)

10.8	—
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

10.9	—
Eighth Amendment to Third Amended and Restated Credit Agreement, dated October 25, 2016, among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed October 28, 2016, Exhibit 10.2)

10.10	—
Term Loan Credit Agreement, among Legacy Reserves LP, as Borrower, Cortland Capital Market Services LLC, as Administrative Agent and the lenders party thereto, dated as of October 25, 2016 (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed October 28, 2016, Exhibit 10.1)

Exhibit
Number		Description
10.11†	—
Amendment No. 1 to the Amended and Restated Legacy Reserves LP Long-Term Incentive Plan, dated as of June 12, 2015. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on June 12, 2015, Exhibit 10.1)

10.12†	—
Amended and Restated Legacy Reserves LP Long-Term Incentive Plan effective as of August 17, 2007 (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed August 23, 2007, Exhibit 10.1)

10.13†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Restricted Unit Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.6)

10.14†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Unit Option Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.7)

10.15†	—
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

10.18†	—
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

10.20†	—
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

10.25†	—
Non-Executive Chairman Agreement by and among Legacy Reserves GP, LLC, Legacy Reserves Services, Inc. and Cary D. Brown, dated as of February 3, 2015. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on February 6, 2015, Exhibit 10.1)

Exhibit
Number		Description
10.26†	—
Employment Agreement effective as of March 1, 2015, between Kyle M. Hammond and Legacy Reserves Services, Inc. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on February 27, 2015, Exhibit 10.1)

10.27†	—
Second Amendment to Employment Agreement effective as of March 1, 2015, between Legacy Reserves Services, Inc., Paul T. Horne and Legacy Reserves GP, LLC. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on February 27, 2015, Exhibit 10.2)

10.28†	—
Second Amendment to Employment Agreement effective as of March 1, 2015, between Legacy Reserves Services, Inc., Kyle A. McGraw and Legacy Reserves GP, LLC. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on February 27, 2015, Exhibit 10.3)

10.29†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Objective) (Incorporated by reference to Legacy Reserves LP's annual report on Form 10-K (File No. 001-33249) filed on February 21, 2014, Exhibit 10.25)

10.30†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Subjective) (Incorporated by reference to Legacy Reserves LP's annual report on Form 10-K (File No. 001-33249) filed on February 21, 2014, Exhibit 10.26)

10.31†	—
Form of Grant of Phantom Units Under Objective Component of Long-Term Equity Incentive Compensation (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on June 17, 2016,    Exhibit 10.1)

10.32†	—
Form of Grant of Phantom Units (Cash) Under Subjective Component of Long-Term Equity Incentive Compensation (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on June 17, 2016, Exhibit 10.2)

10.33†	—
Form of Grant of Phantom Units (Units) Under Subjective Component of Long-Term Equity Incentive Compensation (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on June 17, 2016, Exhibit 10.3)

10.34†	—	Form of Retention Bonus Agreement (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on June 17, 2016, Exhibit 10.4)
10.35†	—
Purchase and Sale Agreement, by and between WPX Energy Rocky Mountain, LLC, Legacy Reserves Operating LP, Legacy Reserves GP, LLC and Legacy Reserves LP (schedules omitted pursuant to Item 601(b)(2) of Regulation S-K), dated May 2, 2014 (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed May 6, 2014, Exhibit 2.1)

10.36†	—
IDR Holders Agreement, dated June 4, 2014, by and between Legacy Reserves LP and WPX Rocky Mountain, LLC (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed June 4, 2014, Exhibit 10.1)

21.1*	—	List of subsidiaries of Legacy Reserves LP
23.1*	—	Consent of BDO USA, LLP
23.2*	—	Consent of LaRoche Petroleum Consultants, Ltd.
31.1*	—	Rule 13a-14(a) Certification of CEO (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	—	Rule 13a-14(a) Certification of CFO (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)
99.1*	—	Summary Reserve Report from LaRoche Petroleum Consultants, Ltd.
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
____________________

*	Filed herewith
†	Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February, 2017.

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

Signature	Title	Date
/S/ PAUL T. HORNE	Chairman of the Board, President and Chief Executive Officer	February 22, 2017
Paul T. Horne	(Principal Executive Officer)
/S/ JAMES DANIEL WESTCOTT	Executive Vice President and Chief Financial Officer	February 22, 2017
James Daniel Westcott	(Principal Financial Officer)
/S/ MICAH C. FOSTER	Chief Accounting Officer and Controller	February 22, 2017
Micah C. Foster	(Principal Accounting Officer)
/S/ KYLE A. MCGRAW	Executive Vice President, Chief Development Officer and Director	February 22, 2017
Kyle A. McGraw
/S/ CARY D. BROWN	Director	February 22, 2017
Cary D. Brown
/S/ DALE A. BROWN	Director	February 22, 2017
Dale A. Brown
/S/ WILLIAM R. GRANBERRY	Director	February 22, 2017
William R. Granberry
/S/ G. LARRY LAWRENCE	Director	February 22, 2017
G. Larry Lawrence
/S/ WILLIAM D. SULLIVAN	Director	February 22, 2017
William D. Sullivan
/S/ KYLE D. VANN	Director	February 22, 2017
Kyle D. Vann
/S/ D. DWIGHT SCOTT	Director	February 22, 2017
D. Dwight Scott

Report of Independent Registered Public Accounting Firm

Board of Directors and Unitholders
Legacy Reserves LP
Midland, Texas

We have audited the accompanying consolidated balance sheets of Legacy Reserves LP as of December 31, 2016 and 2015 and the related consolidated statements of operations, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of Legacy Reserves LP’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legacy Reserves LP at December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Legacy Reserves LP’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
February 22, 2017

LEGACY RESERVES LP

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015

	2016	2015
	(In thousands)
ASSETS
Current assets:
Cash	$2,555	$2,006
Accounts receivable, net:
Oil and natural gas	43,192	33,944
Joint interest owners	23,414	25,378
Other	2	86
Fair value of derivatives (Notes 8 and 9)	6,162	63,711
Prepaid expenses and other current assets	7,447	4,334
Total current assets	82,772	129,459
Oil and natural gas properties, at cost:
Proved oil and natural gas properties using the successful efforts method of accounting	3,305,856	3,485,634
Unproved properties	13,448	13,424
Accumulated depletion, depreciation, amortization and impairment	(2,137,395)	(2,090,102)
Total oil and natural gas properties, net	1,181,909	1,408,956
Other property and equipment, net of accumulated depreciation and amortization of $10,412 and $8,915, respectively	3,423	4,575
Operating rights, net of amortization of $5,369 and $4,953, respectively	1,648	2,064
Fair value of derivatives (Notes 8 and 9)	20,553	56,373
Other assets	8,874	11,047
Investments in equity method investees	647	646
Total assets	$1,299,826	$1,613,120
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities:
Accounts payable	$9,092	$13,581
Accrued oil and natural gas liabilities (Note 1)	53,248	50,573
Fair value of derivatives (Notes 8 and 9)	9,743	2,019
Asset retirement obligation (Note 11)	2,980	3,496
Other (Notes 8 and 13)	11,546	11,424
Total current liabilities	86,609	81,093
Long-term debt (Note 3)	1,161,394	1,427,614
Asset retirement obligation (Note 11)	269,168	282,909
Fair value of derivatives (Notes 8 and 9)	4,091	—
Other long-term liabilities	643	1,181
Total liabilities	1,521,905	1,792,797
Commitments and contingencies (Note 6)
Partners’ equity (deficit):
Series A Preferred equity - 2,300,000 units issued and outstanding at December 31, 2016 and December 31, 2015	55,192	55,192
Series B Preferred equity - 7,200,000 units issued and outstanding at December 31, 2016 and December 31, 2015	174,261	174,261
Incentive distribution equity - 100,000 units issued and outstanding at December 31, 2016 and December 31, 2015	30,814	30,814
Limited partners' deficit - 72,056,097 and 68,949,961 units issued and outstanding at December 31, 2016 and 2015, respectively	(482,200)	(439,811)
General partner’s deficit (approximately 0.03%)	(146)	(133)
Total partners’ deficit	(222,079)	(179,677)
Total liabilities and partners’ deficit	$1,299,826	$1,613,120
See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
	(In thousands, except per unit data)
Revenues:
Oil sales	$152,507	$199,841	$396,774
Natural gas liquids (NGL) sales	15,406	16,645	27,483
Natural gas sales	146,444	122,293	108,042
Total revenues	314,357	338,779	532,299
Expenses:
Oil and natural gas production	179,333	194,491	198,801
Production and other taxes	14,267	16,383	31,534
General and administrative	43,639	46,511	38,980
Depletion, depreciation, amortization and accretion	150,414	177,258	173,686
Impairment of long-lived assets	61,796	633,805	448,714
Gain on disposal of assets	(50,095)	(3,972)	(2,479)
Total expenses	399,354	1,064,476	889,236
Operating loss	(84,997)	(725,697)	(356,937)
Other income (expense):
Interest income	67	329	873
Interest expense (Notes 3, 8 and 9)	(79,060)	(76,891)	(67,218)
Gain on extinguishment of debt	150,802	—	—
Equity in income of equity method investees	—	126	428
Net gains (losses) on commodity derivatives (Notes 8 and 9)	(41,224)	98,253	138,092
Other	(179)	841	258
Loss before income taxes	(54,591)	(703,039)	(284,504)
Income tax (expense) benefit	(1,229)	1,498	859
Net loss	$(55,820)	$(701,541)	$(283,645)
Distributions to preferred unitholders	(19,000)	(19,000)	(11,694)
Net loss attributable to unitholders	$(74,820)	$(720,541)	$(295,339)
Loss per unit — basic and diluted (Note 12)	$(1.06)	$(10.45)	$(4.92)
Weighted average number of units used in
computing loss per unit —
Basic and Diluted	70,605	68,928	60,053

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF UNITHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Series A Preferred Equity		Series B Preferred Equity		Incentive Distribution Equity		Unitholders' Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Limited Partner Units	Limited Partner Amount	General Partner Amount	Total Partners' Equity (Deficit)
	(In thousands)
Balance, December 31, 2013	—	$—	—	$—	—	$—	57,280	$510,322	$74	$510,396
Units issued to Legacy Board of Directors for services	—	—	—	—	—	—	18	499	—	499
Issuance of preferred units, net	2,300	55,192	7,200	174,261	—	—	—	—	—	229,453
Unit-based compensation	—	—	—	—	—	—	—	3,797	—	3,797
Vesting of restricted and phantom units	—	—	—	—	—	—	113	—	—	—
Issuance of units, net	—	—	—	—	—	—	11,500	303,457	—	303,457
Incentive Distribution Units issued in exchange for oil and natural gas properties	—	—	—	—	100	30,814	—	—	—	30,814
Distributions to preferred unitholders	—	—	—	—	—	—	—	(11,694)	—	(11,694)
Distributions to unitholders, $2.405 per unit	—	—	—	—	—	—	—	(145,872)	—	(145,872)
Net loss	—	—	—	—	—	—	—	(283,624)	(21)	(283,645)
Balance, December 31, 2014	2,300	55,192	7,200	174,261	100	30,814	68,911	376,885	53	637,205
Units issued to Legacy Board of Directors for services	—	—	—	—	—	—	66	604	—	604
Unit-based compensation	—	—	—	—	—	—	—	5,858	—	5,858
Vesting of restricted and phantom units	—	—	—	—	—	—	78	—	—	—
Issuance of units, net	—	—	—	—	—	—	—	(103)	—	(103)
Incentive Distribution Units issued in exchange for oil and natural gas properties	—	—	—	—	—	—	(105)	(1,349)	—	(1,349)
Distributions to preferred unitholders	—	—	—	—	—	—	—	(19,000)	—	(19,000)
Distributions to unitholders, $1.46 per unit	—	—	—	—	—	—	—	(101,351)	—	(101,351)
Net loss	—	—	—	—	—	—	—	(701,355)	(186)	(701,541)
Balance, December 31, 2015	2,300	55,192	7,200	174,261	100	30,814	68,950	(439,811)	(133)	(179,677)
Units issued to Legacy Board of Directors for services	—	—	—	—	—	—	237	614	—	614
Unit-based compensation	—	—	—	—	—	—	—	6,252	—	6,252
Vesting of restricted and phantom units	—	—	—	—	—	—	150	—	—	—
Units issued in exchange for retirement of debt	—	—	—	—	—	—	2,719	6,607	—	6,607
Distributions to unitholders	—	—	—	—	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	—	—		(55,807)	(13)	(55,820)
Balance, December 31, 2016	2,300	$55,192	7,200	$174,261	100	$30,814	72,056	$(482,200)	$(146)	$(222,079)

See accompanying notes to consolidated financial statements.

LEGACY RESERVES LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(55,820)	$(701,541)	$(283,645)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depletion, depreciation, amortization and accretion	150,414	177,258	173,686
Amortization of debt discount and issuance costs	10,319	5,532	4,637
Gain on extinguishment of debt	(150,802)	—	—
Impairment of long-lived assets	61,796	633,805	448,714
(Gain) loss on derivatives	40,679	(99,971)	(140,771)
Equity in income of equity method investees	—	(126)	(428)
Distribution from equity method investee	—	191	1,467
Unit-based compensation	7,035	6,451	2,089
Gain on disposal of assets	(50,095)	(3,972)	(2,479)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, oil and natural gas	(9,248)	15,447	(1,962)
(Increase) decrease in accounts receivable, joint interest owners	1,964	(9,143)	297
Decrease in accounts receivable, other	84	151	389
(Increase) decrease in other assets	(940)	333	(1,193)
Increase (decrease) in accounts payable	(4,489)	10,794	(3,228)
Increase (decrease) in accrued oil and natural gas liabilities	2,675	(28,042)	15,454
Decrease in other liabilities	(3,882)	(5,121)	(5,811)
Total adjustments	55,510	703,587	490,861
Net cash (used in) provided by operating activities	(310)	2,046	207,216
Cash flows from investing activities:
Investment in oil and natural gas properties	(41,496)	(577,186)	(638,942)
Proceeds from sale of assets	97,416	69,118	5,334
Investment in other equipment	(436)	(2,277)	(1,472)
Net cash settlements on commodity derivatives	64,505	132,925	2,666
Net cash provided by (used in) investing activities	119,989	(377,420)	(632,414)
Cash flows from financing activities:
Proceeds from long-term debt	266,000	840,000	1,333,000
Payments of long-term debt	(376,402)	(341,000)	(1,275,000)
Payments of debt issuance costs	(8,728)	(1,891)	(10,005)
Proceeds from issuance of limited partner interests, net	—	(103)	532,910
Distributions to unitholders	—	(120,351)	(157,566)
Net cash (used in) provided by financing activities	(119,130)	376,655	423,339
Net increase (decrease) in cash	549	1,281	(1,859)
Cash, beginning of period	2,006	725	2,584
Cash, end of period	$2,555	$2,006	$725
Non-Cash Investing and Financing Activities:
Asset retirement obligation costs and liabilities	$1	$92	$941
Asset retirement obligations associated with property acquisitions	$24	$60,526	$50,487
Asset retirement obligations associated with properties sold	$(24,605)	$(9,386)	$(5,891)
Units acquired in exchange for investment in equity method investee	$—	$(1,349)	$—
Units issued in exchange for Senior Notes	$6,607	$—	$—
Incentive Distribution units issued in exchange for oil and natural gas properties	$—	$—	$30,814

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

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in Legacy's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. For the year ended December 31, 2016, Legacy recognized $61.8 million of impairment expense in 43 separate producing fields, due primarily to well performance and the further decline in commodity prices during the year ended December 31, 2016, which decreased the expected future cash flows below the carrying value of the assets. For the year ended December 31, 2015, Legacy recognized $633.8 million of impairment expense, $598.1 million of which was in 218 separate producing fields, due to the significant decline in commodity prices during the year ended December 31, 2015, which decreased the expected future cash flows below the carrying value of the assets. The remainder of the impairment related primarily to unproven properties. For the year ended December 31, 2014, Legacy recognized $448.7 million of impairment expense, $413.3 million of which was in 250 separate producing fields, due to the significant decline in commodity prices during the year ended December 31, 2014, which decreased the expected future cash flows below the carrying value of the assets. As Legacy has historically grown through the acquisition of oil and natural gas properties, most of which were acquired during higher commodity price environments, the sharp decline in oil and natural gas prices during the latter portion of 2014 resulted in a corresponding decrease in the expected future cash flows of such assets from the date of their acquisition as compared to December 31, 2014. As evidenced above, this decrease was not limited to any one field or area of operation, as it impacted the value of assets across Legacy's portfolio. The remainder of the impairment related primarily to unproven properties.

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred. Legacy did not recognize impairment expense on unproved properties during the year ended December 31, 2016. During the years ended December 31, 2015 and 2014, Legacy recognized $35.7 million and $35.0 million of impairment of unproven properties, respectively.

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

Legacy recorded income tax (expense) benefit of $(1.2) million, $1.5 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, which consists primarily of the Texas margin tax and federal income tax on a corporate subsidiary which employs full and part-time personnel providing services to the Partnership. The Partnership’s total effective tax rate differs from statutory rates for federal and state purposes primarily due to being structured as a limited partnership, which is a pass-through entity for federal income tax purposes.

Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. In addition, individual unitholders have different investment bases depending upon the timing and price of acquisition of their common units, and each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the consolidated financial statements. As a result, the aggregate difference in the basis of net assets for financial and tax reporting purposes cannot be readily determined as the Partnership does not have access to information about each unitholder’s tax attributes in the Partnership. However, with respect to the Partnership, the Partnership’s book basis in its net assets exceeds the Partnership’s net tax basis by $1.3 billion at December 31, 2016.

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

Natural gas imbalances occur when Legacy sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If Legacy receives less than its entitled share, the underproduction is recorded as a receivable. Legacy did not have any significant natural gas imbalance positions as of December 31, 2016, 2015 and 2014.

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

(j) Intangible assets

Legacy has capitalized certain operating rights acquired in the acquisition of oil and natural gas properties. The operating rights, which have no residual value, are amortized over their estimated economic life of approximately

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15 years beginning July 1, 2006. Amortization expense is included as an element of depletion, depreciation, amortization and accretion expense. Impairment is assessed on a quarterly basis or when there is a material change in the remaining useful life. The expected amortization expenses for 2017, 2018, 2019, 2020 and 2021 are $396,000, $358,000, $349,000, $322,000 and $223,000, respectively.

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

(m) Segment Reporting

Legacy’s management initially treats each new acquisition of oil and natural gas properties as a separate operating segment. Legacy aggregates these operating segments into a single segment for reporting purposes.

 (n) Unit-Based Compensation

Concurrent with its formation on March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was created. Due to Legacy’s history of cash settlements for option exercises and certain phantom unit awards, Legacy accounts for these awards under the liability method, which requires the Partnership to recognize the fair value of each unit option at the end of each period. Expense or benefit is recognized as the fair value of the liability changes from period to period. Legacy accounts for executive phantom unit and restricted unit awards under the equity method. Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at December 31, 2016, do not include 484,447 units related to unvested restricted unit awards.

(o) Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of December 31, 2016 and 2015.

	December 31,
	2016	2015
	(In thousands)
Revenue payable to joint interest owners	$19,576	$15,253
Accrued lease operating expense	17,696	19,007
Accrued capital expenditures	7,019	2,881
Accrued ad valorem tax	5,300	8,723
Other	3,657	4,709
	$53,248	$50,573

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p) Restricted Cash

Restricted cash of $3.6 million as of December 31, 2016 is recorded in the "Prepaid expenses and other current assets" line. The restricted cash amounts represent various deposits to secure the performance of contracts, surety bonds and other obligations incurred in the ordinary course of business. There was no restricted cash recorded at December 31, 2015.

(q) Prior Year Financial Statement Presentation

Certain prior year balances have been reclassified to conform to the current year presentation of balances as stated in this annual report on Form 10-K. Please read "—Footnote 3—Long-Term Debt" for further discussion regarding this reclassification.

(r) Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers" ("ASU 2015-14"), which approved a one-year delay of the standard's effective date. In accordance with ASU 2015-14, the standard is

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

now effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and do not anticipate the standard will have a material impact on our consolidated financial statements. We are currently determining the impacts of the new standard on our contract portfolio. Our approach includes performing a detailed review of key contracts representative of our business and comparing historical accounting policies and practices to the new standard. Our contracts are primarily short-term in nature, and our assessment at this stage is that we do not expect the new revenue recognition standard will have a material impact on our financial statements upon adoption.

  (2) Fair Values of Financial Instruments

The estimated fair values of Legacy’s financial instruments approximate the carrying amounts except as discussed below:

Debt. The carrying amount of the revolving long-term debt approximates fair value because Legacy’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The carrying amount of the second lien term loan debt under Legacy’s term loan credit agreement approximates fair value because Legacy’s current borrowing rate does not materially differ from market rates for similar borrowings. The fair value of the 8% senior notes due 2020 (the "2020 Senior Notes") and the 6.625% senior notes due 2021 (the "2021 Senior Notes") was $179.4 million and $302.0 million, respectively, as of December 31, 2016. As these valuations are based on unadjusted quoted prices in an active market, the fair values would be classified as Level 1.

Long-term incentive plan obligations. See Note 13 for discussion of process used in estimating the fair value of the long-term incentive plan obligations.

Derivatives. See Note 8 for discussion of process used in estimating the fair value of commodity price and interest rate derivatives.

 (3) Long-Term Debt

Long-term debt consists of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In thousands)
Credit Facility due 2019	$463,000	$608,000
Second Lien Term Loans due 2020	60,000	—
8% Senior Notes due 2020	232,989	300,000
6.625% Senior Notes due 2021	432,656	550,000
	1,188,645	1,458,000
Unamortized discount on Second Lien Term Loans and Senior Notes	(12,802)	(17,604)
Unamortized debt issuance costs (a)	(14,449)	(12,782)
Total long term debt	$1,161,394	$1,427,614
____________________

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

Current Credit Agreement: On April 1, 2014, Legacy entered into a five-year $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, as amended through the Seventh Amendment, (the "Current Credit Agreement") which replaced the Previous Credit Agreement. Borrowings under the Current Credit Agreement mature on April 1, 2019. Legacy's obligations under the Current Credit Agreement are secured by mortgages on over 95% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in its operating subsidiaries. The amount available for borrowing at any one time is limited to the lesser of the borrowing base and the facility amount and contains a $2 million sub-limit for letters of credit. The borrowing base at December 31, 2016 was set at $600 million. The borrowing base is subject to semi-annual redeterminations on April 1 and October 1 of each year. Any borrowings in excess of the redetermined borrowing base must be repaid. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. Legacy also has the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base then in effect. Any increase in the borrowing base requires the consent of all the lenders and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement. If the requisite lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement so long as it does not increase the borrowing base then in effect. Under the Current Credit Agreement, interest on debt outstanding is charged based on Legacy's selection of a one-, two-, three- or six-month LIBOR rate plus 1.5% to 2.5%, or the ABR which equals the highest of the prime rate, the Federal funds effective rate plus 0.50% or one-month LIBOR plus 1.00%, plus an applicable margin from 0.5% to 1.5% per annum, determined by the percentage of the borrowing base then in effect that is drawn.

The Current Credit Agreement contains various covenants that limit Legacy's ability to: (i) incur indebtedness, (ii) enter into certain leases, (iii) grant certain liens, (iv) enter into certain swaps, (v) make certain loans, acquisitions, capital expenditures and investments, (vi) make distributions other than from available cash, (vii) merge, consolidate or allow any material change in the character of its business and (viii) engage in certain asset dispositions, including a sale of all or substantially all of its assets. Effective October 25, 2016, Legacy entered into an amendment (the “Eighth Amendment”) to the Current Credit Agreement with the Administrative Agent and certain other financial institutions party thereto as lenders to, among other items: (i) permit the issuance and use of the Second Lien Term Loans pursuant to the Second Lien Term Loan Credit Agreement (as defined below), (ii) increase the percentage of the total value of Legacy’s Oil and Gas Properties required to be subject to a mortgage to 95% of the value or the most recently evaluated Reserve Report and grant a mortgage on certain identified undeveloped acreage in the Permian Basin, (iii) require Legacy to grant a perfected security interest in its cash and securities accounts, subject to certain customary exceptions and (iv) allow Legacy to hedge on an unsecured basis with counterparties who (or whose credit support provider) has an issuer rating or whose long term senior unsecured debt rating of BBB-/Baa3. The Current Credit Agreement, as amended by the Eighth Amendment, also contains covenants that, among other things, require Legacy to maintain specified ratios or conditions. As of December 31, 2016 these covenants were as follows: (i) secured debt at any time to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter preceding such day of not more than 4.5 to 1.0 beginning with the fiscal quarter ending on December 31, 2018, (ii) as of the last day of the most recent quarter, total EBITDA over the last four quarters to total interest expense over the last four quarters to be greater than 2.0 to 1.0, (iii) consolidated current assets, as of the last day of the most recent quarter and including the unused amount of the total commitments, to consolidated current

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities as of the last day of the most recent quarter of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under FASB Accounting Standards Codification 815, which includes the current portion of oil, natural gas and interest rate derivatives and (iv) the ratio of (a) the sum of (i) the net present value using NYMEX forward pricing, discounted at 10 percent per annum, of Legacy’s proved developed producing oil and gas properties (“PDP PV-10”) as reflected in the most recent reserve report delivered either July 1 or December 31 of each year, as the case may be, beginning with the reserve report to be delivered on July 1, 2017 (giving pro forma effect to material acquisitions or dispositions since the date of such reports), (ii) the net mark to market value of Legacy’s swap agreements and (iii) Legacy’s cash and cash equivalents, in each case as of such date to (b) Secured Debt as of such day to be equal to or less than 1.00 to 1.00 beginning with the fiscal quarter ending June 30, 2017.

All capitalized terms not defined in the foregoing description have the meaning assigned to them in the Current Credit Agreement Amendment, as amended by the Eighth Amendment.

As of December 31, 2016, Legacy had outstanding borrowings of $463 million under the Current Credit Agreement at a weighted average interest rate of 3.91%. Thus, Legacy had approximately $135.1 million of borrowing availability remaining. As of February 21, 2017, Legacy had approximately $134.1 million of borrowing availability remaining. For the year ended December 31, 2016, Legacy paid $19.0 million of interest expense on the Current Credit Agreement.

At December 31, 2016, Legacy was in compliance with all covenants contained in the Current Credit Agreement. Depending on future oil and natural gas prices, we could breach certain financial covenants under our revolving credit facility, which would constitute a default under our revolving credit facility. Such default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our revolving credit facility or foreclosure on our oil and natural gas properties. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to date, which include the suspension of distributions to our unitholders and Preferred Unitholders, as well as asset sales, will be viewed positively by our lenders. A default under Legacy's revolving credit facility could cause all of Legacy's existing indebtedness, including Legacy's Second Lien Term Loans (as defined below), 2020 Senior Notes and 2021 Senior Notes, to be immediately due and payable.

Second Lien Term Loans

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

The Second Lien Term Loan Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
not permit, beginning with the fiscal quarter ending June 30, 2017, the ratio of the sum of (i) PDP PV-10, (ii) the net mark to market value of Legacy’s swap agreements and (iii) Legacy’s cash and cash equivalents to Secured Debt to be less than 1.00 to 1.00;

•
not permit, as of the last day of any fiscal quarter beginning with the fiscal quarter ending December 31, 2018, Legacy’s ratio of Secured Debt as of such day to EBITDA for the four fiscal quarters then ending to be greater than 4.50 to 1.00;

•
within a certain period of time after the date of the Second Lien Term Loan Credit Agreement, enter into hedging transactions covering at least 75% of the projected oil and natural gas production from Proved Developed Producing Properties for each month until the two year anniversary of the Second Lien Term Loan Credit Agreement;

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

For the year ended December 31, 2016, Legacy paid cash interest expense of $1.4 million under the Second Lien Term Loan Credit Agreement.

8% Senior Notes Due 2020

On December 4, 2012, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $300.0 million of our 8% Senior Notes due 2020 (the "2020 Senior Notes"), which were subsequently registered through a public exchange offer that closed on January 8, 2014. The 2020 Senior Notes were issued at 97.848% of par.
Legacy has the option to redeem the 2020 Senior Notes, in whole or in part, at any time on or after December 1, 2016, at the specified redemption prices set forth below together with any accrued and unpaid interest, if any, to the date of redemption if redeemed during the twelve-month period beginning on December 1 of the years indicated below.

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
The indenture also includes customary events of default. As of the December 31, 2016, The Partnership was in compliance with all covenants of the 2020 Senior Notes.

Interest is payable on June 1 and December 1 of each year.
During the year ended December 31, 2016, Legacy repurchased a face amount of $52.0 million of its 2020 Senior Notes on the open market. Legacy treated these repurchases as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2020 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price.

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
As of December 31, 2016, the Partnership was in compliance with all covenants of the 2021 Senior Notes.
Interest is payable on June 1 and December 1 of each year.
During the year ended December 31, 2016, Legacy repurchased a face amount of $117.3 million of its 2021 Senior Notes on the open market. Legacy treated these repurchases as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2021 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price.

For the year ended December 31, 2016, Legacy paid $47.9 million of cash interest expense for the 2020 Senior Notes and 2021 Senior Notes.

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

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Operating Results

The following table reflects the unaudited pro forma results of operations as though the WPX Acquisition had occurred on January 1, 2013 and the Anadarko Acquisitions had occurred on January 1, 2014. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

	Year Ended December 31,
	2015	2014
	(In thousands)
Revenues	$380,619	$687,829
Net loss attributable to unitholders	$(713,364)	$(243,197)
Loss per unit — basic and diluted	$(10.35)	$(4.05)
Units used in computing loss per unit:
Basic	68,928	60,053
Diluted	68,928	60,053

The amounts of revenues and revenues in excess of direct operating expenses included in our consolidated statements of operations for the WPX Acquisition and the Anadarko Acquisitions are shown in the table that follows. Direct operating expenses include lease operating expenses and production and other taxes.

	Year Ended December 31,
	2016	2015	2014
WPX Acquisition	(In thousands)
Revenues	$62,522	$69,504	$48,470
Excess of revenues over direct operating expenses	$23,622	$22,324	$22,333
Anadarko Acquisitions
Revenues	$51,177	$22,881	$—
Excess of revenues over direct operating expenses	$23,319	$12,373	$—

(5) Related Party Transactions

Blue Quail Energy Services, LLC (“Blue Quail”), a company specializing in water transfer services, is an affiliate of Moriah Energy Services LLC, an entity which Cary D. Brown and Dale A. Brown, directors of Legacy, are principals. Legacy has contracted with Blue Quail to provide water transfer services and paid $98,297, $382,629 and $84,470 in 2016, 2015 and 2014, respectively to Blue Quail for such services.

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

 Cary D. Brown and Kyle A. McGraw, Director and Legacy’s Executive Vice President and Chief Development Officer, own interests in partnerships which, in turn, own a combined non-controlling 4.16% interest as limited partners in a partnership which, until November 10, 2014, owned the building that Legacy occupies. Monthly rent is $111,299 without respect to property taxes and insurance. The lease expires in September 2020.

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

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legacy is party to a contractual agreement, extending through 2022, to purchase CO2 volumes from a third party. The contract requires Legacy to purchase minimum annual volumes, the pricing of which is calculated as a percentage of NYMEX-WTI oil prices, with a floor of $57.14. Based upon the minimum required volumes and the NYMEX-WTI strip prices as of December 31, 2016, we estimate the value of our total future obligation to be approximately $48.6 million.

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

 Revenue and Accounts Receivable

Substantially all of Legacy’s accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact Legacy’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, Legacy has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2016, 2015 or 2014. Legacy cannot ensure that such losses will not be realized in the future. A listing of oil and natural gas purchasers exceeding 10% of Legacy’s sales is presented in Note 10.

Commodity Derivatives

Due to the volatility of oil and natural gas prices, Legacy periodically enters into price-risk management transactions (e.g., swaps, enhanced swaps, costless collars or three-way collars) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. Legacy values these transactions at fair value on a recurring basis (Note 8). As of December 31, 2016, Legacy’s commodity derivative transactions have a fair value favorable to the Partnership of $12.7 million, collectively. Legacy enters into commodity derivative transactions with members of its revolving credit facility, who Legacy’s management believes are major, creditworthy financial institutions. In addition, Legacy reviews and assesses the creditworthiness of these institutions on a routine basis.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 and 2015:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value as of
	(In thousands)
LTIP liability(a)	$—	$(224)	$—	$(224)
Oil and natural gas derivatives	—	12,690	8	12,698
Interest rate swaps	—	183	—	183
Total as of December 31, 2016	$—	$12,649	$8	$12,657
LTIP liability(a)	$—	$—	$—	$—
Oil and natural gas derivatives	—	122,920	(4,493)	118,427
Interest rate swaps	—	(362)	—	(362)
Total as of December 31, 2015	$—	$122,558	$(4,493)	$118,065
____________________

(a)
See Note 13 for further discussion on unit-based compensation expenses related to the LTIP liability for certain grants accounted for under the liability method and included in other current liabilities in the accompanying consolidated balance sheet.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legacy estimates the fair values of the swaps based on published forward commodity price curves for the underlying commodities as of the date of the estimate for those commodities for which published forward pricing is readily available. For those commodity derivatives for which forward commodity price curves are not readily available, Legacy estimates, with the assistance of third-party pricing experts, the forward curves as of the date of the estimate. Legacy validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming, where applicable, that those securities trade in active markets. Legacy estimates the option value of puts and calls combined into hedges, including costless collars, three-way collars and enhanced swaps using an option pricing model which takes into account market volatility, market prices, contract parameters and discount rates based on published LIBOR rates and interest swap rates. Due to the lack of an active market for periods beyond one-month from the balance sheet date for our oil price differential swaps, Legacy has reviewed historical differential prices and known economic influences to estimate a reasonable forward curve of future pricing scenarios based upon these factors. In order to estimate the fair value of our interest rate swaps, Legacy uses a yield curve based on money market rates and interest rate swaps, extrapolates a forecast of future interest rates, estimates each future cash flow, derives discount factors to value the fixed and floating rate cash flows of each swap, and then discounts to present value all known (fixed) and forecasted (floating) swap cash flows. Curve building and discounting techniques used to establish the theoretical market value of interest bearing securities are based on readily available money market rates and interest swap market data. The determination of the fair values above incorporates various factors including the impact of our non-performance risk and the credit standing of the counterparties involved in the Partnership’s derivative contracts. The risk of nonperformance by the Partnership’s counterparties is mitigated by the fact that such current counterparties (or their affiliates) are also current or former bank lenders under the Partnership’s revolving credit facility. In addition, Legacy routinely monitors the creditworthiness of its counterparties. As the factors described above are based on significant assumptions made by management, these assumptions are the most sensitive to change.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	December 31,
	2016	2015	2014
	(In thousands)
Beginning balance	$(4,493)	$555	$20,615
Total gains (losses)	253	(10,029)	(6,185)
Settlements	4,248	4,981	677
Transfers	—	—	(14,552)	(a)
Ending balance	$8	$(4,493)	$555
Gains included in earnings relating to derivatives
still held as of December 31, 2016, 2015 and 2014	$68	$(4,493)	$555

(a)
During 2014, as part of a routine review of accounting policies and practices, Legacy reviewed the assumptions and inputs used to value its derivative instruments and determined the material inputs (such as quoted market prices and oil and natural gas volatility) for its commodity derivatives more accurately correlate to the description of Level 2 instruments. As such, all instruments previously classified as Level 3 (oil and natural gas collars, swaptions and natural gas swaps for those derivatives indexed to the West Texas Waha, ANR-Oklahoma and CIG Indices) with the exception of our Midland-Cushing crude oil differential swaps were transferred to Level 2 instruments.

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

A reconciliation of the beginning and ending balances of Legacy’s ARO is presented in Note 11.

Nonrecurring fair value measurements of proved oil and natural gas properties during the years ended December 31, 2016 and 2015 consist of:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
2016
Impairment(a)	$—	$—	$60,729
Acquisitions(b)	$—	$—	$11,998
2015
Impairment(a)	$—	$—	$385,506
Acquisitions(b)	$—	$—	$540,347
____________________

(a)
Legacy periodically reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the year ended December 31, 2016, Legacy incurred impairment charges of $61.8 million as oil and natural gas properties with a net cost basis of $122.5 million were written down to their fair value of $60.7 million. During the year ended December 31, 2015, Legacy incurred impairment charges of $598.1 million as oil and natural gas properties with a net cost basis of $983.6 million were written down to their fair value of $385.5 million. In order to determine whether the carrying value of an asset is recoverable, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The remaining $35.7 million of impairment during the year ended December 31, 2015 was related to unproved properties acquired since 2010 that were no longer viable.

(b)
Legacy records the fair value of assets and liabilities acquired in business combinations. During the year ended December 31, 2016, Legacy acquired oil and natural gas properties with a fair value of $12.0 million in 3 immaterial transactions, both individually and in the aggregate. During the year ended December 31, 2015, Legacy acquired oil and natural gas properties with a fair value of $540.3 million in the Anadarko Acquisitions and 6 immaterial transactions, both individually and in the aggregate. Properties acquired are recorded at fair value, which correlates to the discounted future net cash flow. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. For acquired unproved properties, the market-based weighted average cost of capital rate is subjected to additional project specific risking factors. The inputs used by management for the fair value measurements of these acquired oil and natural gas properties include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

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

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a reconciliation of the changes in fair value of Legacy's commodity derivatives for the years ended December 31, 2016, 2015, and 2014.

	December 31,
	2016	2015	2014
	(In thousands)
Beginning fair value of commodity derivatives	$118,427	$153,099	$17,673
Total gain (loss) crude oil derivatives	(9,410)	25,715	101,813
Total gain (loss) natural gas derivatives	(31,814)	72,538	36,279
Crude oil derivative cash settlements paid (received)	(37,464)	(91,953)	5,431
Natural gas derivative cash settlements received	(27,041)	(40,972)	(8,097)
Ending fair value of commodity derivatives	$12,698	$118,427	$153,099

Certain of our commodity derivatives and interest rate derivatives are presented on a net basis on the Consolidated Balance Sheets. The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our Consolidated Balance Sheets as of the dates indicated below (in thousands):

	December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$56,103	$(30,648)	$25,455
Interest rate derivatives	1,328	(68)	1,260
Total derivative assets	$57,431	$(30,716)	$26,715

Offsetting Derivative Liabilities:
Commodity derivatives	$(43,405)	$30,648	$(12,757)
Interest rate derivatives	(1,145)	68	(1,077)
Total derivative liabilities	$(44,550)	$30,716	$(13,834)

	December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$177,082	$(58,655)	$118,427
Interest rate derivatives	1,982	(325)	1,657
Total derivative assets	$179,064	$(58,980)	$120,084

Offsetting Derivative Liabilities:
Commodity derivatives	$(58,655)	$58,655	$—
Interest rate derivatives	(2,344)	325	(2,019)
Total derivative liabilities	$(60,999)	$58,980	$(2,019)

As of December 31, 2016, Legacy had the following NYMEX WTI crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2017	182,500	$84.75	$84.75
2018	730,000	$55.04	$55.00	-	$55.15

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2016, Legacy had the following Midland-to-Cushing crude oil differential swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2017	2,190,000	$(0.30)	$(0.75)	-	$(0.05)

As of December 31, 2016, Legacy had the following NYMEX WTI crude oil costless collars that combine a long put with a short call as indicated below:

		Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Call Price per Bbl
2017	2,190,000	$45.00	$59.02
2018	1,095,000	$45.83	$59.97

As of December 31, 2016, Legacy had the following NYMEX WTI crude oil derivative three-way collar contracts that combine a long and short put with a short call as indicated below:

		Average Short Put	Average Long Put	Average Short Call
Calendar Year	Volumes (Bbls)	Price per Bbl	Price per Bbl	Price per Bbl
2017	72,400	$60.00	$85.00	$104.20

As of December 31, 2016, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put, a long put and a fixed-price swap as indicated below:

		Average Long Put	Average Short Put	Average Swap
Calendar Year	Volumes (Bbls)	Price per Bbl	Price per Bbl	Price per Bbl
2017	182,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

As of December 31, 2016, Legacy had the following NYMEX Henry Hub and Waha natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price Range
Calendar Year	Volumes (MMBtu)	Price per MMBtu	per MMBtu
2017	27,600,000	$3.36	$3.29	-	$3.39
2018	42,200,000	$3.25	$3.04	-	$3.39
2019	25,800,000	$3.36	$3.29	-	$3.39

As of December 31, 2016, Legacy had the following NYMEX Henry Hub costless collars that combine a long put with a short call as indicated below:

		Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu
2017	14,600,000	$2.90	$3.44

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2016, Legacy had the following NYMEX Henry Hub natural gas derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average Short Put	Average Long Put	Average Short Call
Calendar Year	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
2017	5,040,000	$3.75	$4.25	$5.53

As of December 31, 2016, Legacy had the following Henry Hub NYMEX to Northwest Pipeline, SoCal and San Juan Basin natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

	2017
		Average
	Volumes (MMBtu)	Price per MMBtu
NWPL	7,300,000	$(0.16)
SoCal	2,500,250	$0.11
San Juan	2,500,250	$(0.10)

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

Legacy does not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings and classified as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	December 31,
	2016	2015	2014
	(In thousands)
Beginning fair value of interest rate swaps	$(362)	$(2,080)	$(4,759)
Total loss on interest rate swaps	(2,108)	(1,548)	(551)
Cash settlements paid	2,653	3,266	3,230
Ending fair value of interest rate swaps	$183	$(362)	$(2,080)

The table below summarizes the interest rate swap assets and liabilities as of December 31, 2016.

	Weighted Average Fixed	Effective	Maturity	Estimated Fair Market Value at December 31,
Notional Amount	Rate	Date	Date	2016
	(Dollars in thousands)
$115,000	0.850%	9/1/2015	9/1/2017	(11)
$235,000	1.363%	9/1/2015	9/1/2019	194
Total fair value of interest rate derivatives				$183

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Sales to Major Customers

For the years ended December 31, 2016 and 2015, Legacy did not sell oil, NGL or natural gas production representing 10% or more of total revenue to any one customer. For the year ended December 31, 2014, Legacy sold oil, NGL and natural gas production representing 10% or more of total revenues to purchasers as detailed in the table below:

	2016	2015	2014
Enterprise (Teppco) Crude Oil, LP	1%	6%	12%
Plains Marketing, LP	6%	7%	10%

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

The following table reflects the changes in the ARO during the years ended December 31, 2016, 2015 and 2014.

	December 31,
	2016	2015	2014
	(In thousands)
Asset retirement obligation — beginning of period	$286,405	$226,525	$175,786
Liabilities incurred with properties acquired	24	60,526	50,487
Liabilities incurred with properties drilled	1	92	941
Liabilities settled during the period	(2,351)	(2,615)	(2,918)
Liabilities associated with properties sold	(24,605)	(9,386)	(5,891)
Current period accretion	12,674	11,263	8,120
Asset retirement obligation — end of period	$272,148	$286,405	$226,525

Each year the Partnership reviews and, to the extent necessary, revises its ARO estimates. During 2014, 2015 and 2016, no revisions of previous estimates were deemed necessary.

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

On January 21, 2016, Legacy announced that its general partner suspended monthly cash distribution for both its Series A Preferred Units and its Series B Preferred Units. As of December 31, 2016, $1.92 of distributions per unit were in arrears, representing a total cumulative arrearage of approximately $18.2 million.

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

Loss per unit

The following table sets forth the computation of basic and diluted loss per unit:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net loss	$(55,820)	$(701,541)	$(283,645)
Distributions to preferred unitholders	(19,000)	(19,000)	(11,694)
Net loss attributable to unitholders	$(74,820)	$(720,541)	$(295,339)
Weighted average number of units outstanding	70,605	68,928	60,053
Effect of dilutive securities:
Restricted and phantom units	—	—	—
Weighted average units and potential units outstanding	70,605	68,928	60,053
Basic and diluted loss per unit	$(1.06)	$(10.45)	$(4.92)

As of December 31, 2016, 484,447 restricted units and 1,212,692 phantom units were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect. Additionally, as the conditions for conversion on the Incentive Distribution Units have not been met, they have been excluded from the calculation. As of December 31, 2015, 550,447 restricted units and 862,064 phantom units were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect. As of December 31, 2014, 254,183 restricted units and 323,965 phantom units were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Unit-Based Compensation

Long Term Incentive Plan

On March 15, 2006, a Long-Term Incentive Plan (“LTIP”) for Legacy was created and Legacy adopted the LTIP for its employees, consultants and directors, its affiliates and its general partner. The awards under the long-term incentive plan may include unit grants, restricted units, phantom units, unit options and unit appreciation rights (“UARs”). The LTIP permits the grant of awards that may be made or settled in units up to an aggregate of 5,000,000 units. As of December 31, 2016 grants of awards net of forfeitures and, in the case of phantom units, historical exercises covering 2,926,889 units have been made, comprised of 266,014 unit option awards, 1,014,499 restricted unit awards, 1,212,692 phantom unit awards and 433,684 unit awards. The UAR awards granted under the LTIP may only be settled in cash, and therefore are not included in the aggregate number of units granted under the LTIP. The LTIP is administered by the compensation committee of the board of directors ("Compensation Committee") of Legacy’s general partner.

The cost of employee services in exchange for an award of equity instruments is measured based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period of the award. However, if an entity that nominally has the choice of settling awards by issuing units predominately settles in cash, or if an entity usually settles in cash whenever an employee asks for cash settlement, the entity is settling a substantive liability rather than repurchasing an equity instrument. Due to Legacy’s historical practice of settling options, UARs and certain phantom unit awards in cash, Legacy accounts for unit options, UARS and certain phantom unit awards by utilizing the liability method. The liability method requires companies to measure the cost of the employee services in exchange for a cash award based on the fair value of the underlying security at the end of each reporting period until settlement. Compensation cost is recognized based on the change in the liability between periods.

Unit Appreciation Rights

A UAR is a notional unit that entitles the holder, upon vesting, to receive cash valued at the difference between the closing price of units on the exercise date and the exercise price, as determined on the date of grant. Because these awards are settled in cash, Legacy accounts for the UARs under the liability method.

During the year ended December 31, 2014, Legacy issued (i) 136,100 UARs to employees which vest ratably over a three-year period and (ii) 105,174 UARs to employees which cliff-vest at the end of a three-year period. During the year ended December 31, 2015, Legacy issued (i) 204,500 UARs to employees which vest ratably over a three-year period and (ii) 96,520 UARs to employees which cliff-vest at the end of a three-year period. Legacy did not issue UARs to employees during the year ended December 31, 2016. All of the UARs granted in 2015 and 2014 expire seven years from the grant date and are exercisable when they vest.

For the years ended December 31, 2016, 2015 and 2014, Legacy recorded compensation expense (benefit) of $223.6 thousand, $(10.7) thousand and $(1,260.0) thousand, respectively, due to the changes in the compensation liability related to the above awards based on its use of the Black-Scholes model to estimate the December 31, 2016, 2015 and 2014 fair value of these UARs (see Note 8). As of December 31, 2016, there was a total of $129,093 of unrecognized compensation costs related to the unexercised and non-vested portion of the UARs. At December 31, 2016, this cost was expected to be recognized over a weighted-average period of 1.59 years. Compensation expense is based upon the fair value as of the balance sheet date and is recognized as a percentage of the service period satisfied. Based on historical data, Legacy has assumed a volatility factor of approximately 87% and employed the Black-Scholes model to estimate the December 31, 2016 fair value to be realized as compensation cost based on the percentage of the service period satisfied. Based on historical data, Legacy has assumed an estimated forfeiture rate of 5.3%. The Partnership will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed an annual distribution rate of $0.00 per unit.

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of UAR activity for the year ended December 31, 2016, 2015 and 2014 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	627,043	$25.99
Granted	243,274	$28.21
Exercised	(137,252)	$24.35
Forfeited	(61,836)	$27.27
Outstanding at December 31, 2014	671,229	$26.97	5.15	$—
UARs exercisable at
December 31, 2014	220,056	$25.50	3.51	$—
Outstanding at January 1, 2015	671,229	$26.97
Granted	301,020	$6.49
Forfeited	(36,133)	$21.07
Outstanding at December 31, 2015	936,116	$20.61	4.91	$—
UARs exercisable at
December 31, 2015	372,049	$26.45	3.28	$—
Outstanding at January 1, 2016	936,116	$20.61
Expired	(21,067)	$16.07
Forfeited	(30,503)	$19.80
Outstanding at December 31, 2016	884,546	$20.75	3.68	$—
UARs exercisable at
December 31, 2016	570,369	$24.38	2.77	$—

The following table summarizes the status of the Partnership’s non-vested UARs since January 1, 2016:

	Non-Vested UARs
	Number of Units	Weighted- Average Exercise Price
Non-vested at January 1, 2016	566,067	$16.80
Vested	(221,387)	20.14
Forfeited	(30,503)	19.80
Non-vested at December 31, 2016	314,177	$14.16

Legacy has used a weighted-average risk free interest rate of 1.6% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at December 31, 2016. Expected life represents the period of time that options and UARs are expected to be outstanding and is based on the Partnership’s best estimate. The following table represents the weighted average assumptions used for the Black-Scholes option-pricing model:

	Year Ended December 31,
	2016	2015	2014
Expected life (years)	4.02	4.91	5.15
Annual interest rate	1.6%	1.7%	1.6%
Annual distribution rate per unit	$0.00	$0.60	$2.44
Volatility	87%	59%	38%

Table of Contents         LEGACY RESERVES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Phantom Units

Legacy has also issued phantom units under the LTIP to executive officers. A phantom unit is a notional unit that entitles the holder, upon vesting, to receive either one Partnership unit for each phantom unit or the cash equivalent of a Partnership unit, as stipulated by the form of the grant. Legacy accounts for the phantom units settled in Partnership units under the equity method. Legacy accounts for the phantom units settled in cash under the liability method.

During March 2014, the Compensation Committee approved the award of 117,197 subjective, or service-based, phantom units and 102,572 objective, or performance-based, phantom units to Legacy’s five executive officers. During March 2015, the Compensation Committee approved the award of 341,251 subjective, or service-based, phantom units and 259,998 objective, or performance-based, phantom units to Legacy’s executive officers. During June 2016, the Compensation Committee approved with respect to Paul Horne, and the board of directors of LRGPLLC approved the recommendation of the Compensation Committee with respect to the other executive officers the award of a maximum of 391,674 subjective, or service-based, phantom units that, upon vesting, settle in Partnership units, a maximum of 1,286,930 subjective phantom units that, upon vesting, settle in cash and a maximum of 2,238,138 objective, or performance-based, phantom units that, upon vesting, settle in cash to Legacy's executive officers.

Compensation expense related to the phantom units and associated DERs was $3.7 million, $3.4 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted Units

During the year ended December 31, 2014, Legacy issued an aggregate of 127,845 restricted units to non-executive employees . The majority of these restricted units awarded vest ratably over a three-year period. During the year ended December 31, 2015, Legacy issued an aggregate of 381,860 restricted units to both non-executive employees and an executive employee. The restricted units awarded to non-executive employees vest ratably over a three-year period beginning at the date of grant. The restricted units granted to the executive employee vest ratably over a three-year period for a portion of the restricted units, with the remainder vesting in full at the end of a five-year period. During the year ended December 31, 2016, Legacy issued an aggregate of 137,569 restricted units to non-executive employees. The restricted units vest ratably over a three-year period beginning at the date of grant. Compensation expense related to restricted units was $2.7 million, $2.7 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was a total of $2.4 million of unrecognized compensation costs related to the non-vested portion of these restricted units. At December 31, 2016, this cost was expected to be recognized over a weighted-average period of 1.8 years.

Pursuant to the provisions of ASC 718, Legacy’s issued units as reflected in the accompanying consolidated balance sheet at December 31, 2016, do not include 484,447 units related to unvested restricted unit awards.

Board Units

On May 15, 2014, Legacy granted and issued 3,628 units to each of its six non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $27.50 at the time of issuance. On June 15, 2015, Legacy granted and issued 11,025 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $9.13 at the time of issuance. On May 10, 2016, Legacy granted and issued 39,526 units to each of its six non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $2.59 at the time of issuance. None of these units were subject to vesting. Legacy recognized the expense associated with the unit grants on the date of grant.

(14) Subsidiary Guarantors

On October 17, 2014, we filed a registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") to register the issuance and sale of, among other securities, our debt securities, which may be co-issued by Legacy Reserves Finance Corporation. The registration statement also registered guarantees of debt securities by Legacy Reserves Operating GP, LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc. The Partnership's 2020 Senior Notes were issued in a private offering on December 4, 2012 and were subsequently registered through a public exchange offer that closed on January 8, 2014. The Partnership's 2021 Senior Notes were issued in two separate private offerings on May 28, 2013 and May 8, 2014. $250 million aggregate principal amount of our 2021 Senior Notes were subsequently registered through a public exchange offer that closed on March 18, 2014. The remaining $300 million of aggregate principal amount of our 2021 Senior Notes were subsequently registered through a public exchange offer that closed on February 10, 2015. The 2020 Senior Notes and the 2021 Senior Notes are guaranteed by our 100% owned subsidiaries Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP, Legacy Reserves Services, Inc., Legacy Reserves Energy Services LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC, which constitute all of our wholly-owned subsidiaries other than Legacy Reserves Finance Corporation, and certain other future subsidiaries (the “Guarantors”, together with any future 100% owned subsidiaries that guarantee the Partnership's 2020 Senior Notes and 2021 Senior Notes, the “Subsidiaries”). The Subsidiaries are 100% owned by the Partnership and the guarantees by the Subsidiaries are full and unconditional, except for customary release provisions described in Note 3 - Long-Term Debt. The Partnership has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. The guarantees constitute joint and several obligations of the Guarantors.

Table of Contents          LEGACY RESERVES LP
SUPPLEMENTARY INFORMATION

Costs Incurred in Oil and Natural Gas Property Acquisition and Development Activities

Costs incurred by Legacy in oil and natural gas property acquisition and development are presented below:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Development costs	$29,499	$36,934	$134,364
Exploration costs	—	—	—
Acquisition costs:
Proved properties	11,998	598,693	562,649
Unproved properties	24	2,180	24,172
Total acquisition, development and exploration costs	$41,521	$637,807	$721,185

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

Table of Contents         LEGACY RESERVES LP
SUPPLEMENTARY INFORMATION — (Continued)

Net Proved Oil, NGL and Natural Gas Reserves (Unaudited)

The proved oil, NGL and natural gas reserves of Legacy have been estimated by an independent petroleum engineer, LaRoche, as of December 31, 2016, 2015 and 2014. These reserve estimates have been prepared in compliance with the Securities and Exchange Commission rules and accounting standards based on the 12-month unweighted first-day-of-the-month average price for December 31, 2016, 2015 and 2014.

An analysis of the change in estimated quantities of oil and natural gas reserves, all of which are located within the United States, is shown below:

	Oil (MBbls)	NGL (MBbls)(a)	Natural Gas (MMcf)(a)	Total (MBoe)
Total Proved Reserves:
Balance, December 31, 2013	57,030	4,075	159,020	87,608
Purchases of minerals-in-place	7,506	8,480	289,523	64,240
Sales of minerals-in-place	(176)	—	(808)	(311)
Extensions and discoveries	—	—	—	—
Revisions from drilling and recompletions	888	33	2,594	1,353
Revisions of previous estimates due to price	(3,110)	371	(969)	(2,901)
Revisions of previous estimates due to performance	(429)	149	(5,449)	(1,188)
Production	(4,784)	(735)	(25,936)	(9,842)
Balance, December 31, 2014	56,925	12,373	417,975	138,959
Purchases of minerals-in-place	131	4	440,661	73,579
Sales of minerals-in-place	(800)	(149)	(59)	(959)
Extensions and discoveries	(417)	—	(540)	(507)
Revisions from drilling and recompletions	904	2	1,986	1,237
Revisions of previous estimates due to price	(17,321)	(2,796)	(94,588)	(35,880)
Revisions of previous estimates due to performance	1,329	(679)	6,885	1,798
Production	(4,608)	(1,005)	(50,687)	(14,061)
Balance, December 31, 2015	36,143	7,750	721,633	164,166
Purchases of minerals-in-place	13	—	156	39
Sales of minerals-in-place	(1,185)	(40)	(5,573)	(2,154)
Revisions from ownership changes	(142)	5	180	(107)
Revisions from drilling and recompletions	1,400	—	2,165	1,761
Revisions of previous estimates due to price	(3,358)	746	(12,987)	(4,777)
Revisions of previous estimates due to performance	3,606	257	(11,730)	1,908
Production	(4,019)	(875)	(66,824)	(16,032)
Balance, December 31, 2016	32,458	7,843	627,020	144,804
Proved Developed Reserves:
December 31, 2013	48,775	3,870	139,789	75,943
December 31, 2014	47,203	12,073	402,802	126,410
December 31, 2015	34,297	7,729	718,094	161,708
December 31, 2016	28,092	7,743	619,959	139,162
Proved Undeveloped Reserves:
December 31, 2013	8,255	205	19,231	11,665
December 31, 2014	9,722	300	15,173	12,551
December 31, 2015	1,846	21	3,539	2,457
December 31, 2016	4,366	100	7,061	5,642
____________________

(a)
We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content in those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, Legacy's realized natural gas prices in the Permian Basin are substantially higher than NYMEX Henry Hub natural gas prices due to NGL content.

Table of Contents         LEGACY RESERVES LP
SUPPLEMENTARY INFORMATION — (Continued)

The primary drivers behind the changes to our proved reserves in each of 2014, 2015 and 2016 are described in more detail below.

2014: The increase in proved reserve quantities for the year ended December 31, 2015 was due primarily to our acquisition of producing properties in 7 separate transactions, including the WPX Acquisition. This increase was partially offset by a net decrease in reserves due to the decline in average NYMEX-WTI oil prices during 2015.

2015: The increase in proved reserve quantities for the year ended December 31, 2016 was due primarily to our acquisition of producing properties in 4 separate transactions, including the Anadarko Acquisitions. This increase was partially offset by a net decrease in reserves due to the decline in average NYMEX-WTI oil and Henry Hub natural gas prices during 2016 which removed a significant part of our PUD inventory.

2016: The decrease in proved reserve quantities for the year ended December 31, 2016 was due primarily to production of the assets, the decline in average NYMEX-WTI oil and Henry Hub natural gas prices during 2016 which decreased the economic life or our properties and divestitures of low-production, high-cost properties.

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves (Unaudited)

Summarized in the following table is information for Legacy with respect to the standardized measure of discounted future net cash flows relating to proved reserves. Future cash inflows are computed by applying the 12-month unweighted first-day-of-the-month average price for the years ended December 31, 2016, 2015 and 2014. Future production, development, site restoration, and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. Future net cash flows have not been adjusted for commodity derivative contracts outstanding at the end of each year. Federal income taxes have not been deducted from future production revenues in the calculation of standardized measure as each partner is separately taxed on their share of Legacy’s taxable income. In addition, Texas margin taxes and the federal income taxes associated with a corporate subsidiary, as discussed in Note 1(f), have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure.

	December 31,
	2016	2015	2014
	(In thousands)
Future production revenues	$2,814,259	$3,471,519	$7,243,050
Future costs:
Production	(1,618,241)	(2,015,514)	(3,457,818)
Development	(202,304)	(205,213)	(473,954)
Future net cash flows before income taxes	993,714	1,250,792	3,311,278
10% annual discount for estimated timing of cash flows	(418,088)	(555,851)	(1,556,664)
Standardized measure of discounted net cash flows	$575,626	$694,941	$1,754,614

The standardized measure is based on the following oil and natural gas prices realized over the life of the properties at the wellhead as of the following dates:

	December 31,
	2016	2015	2014
Oil (per Bbl) (a)	$39.25	$46.79	$91.48
Natural Gas (per MMBtu) (b)	$2.48	$2.59	$4.35
____________________

(a)
The quoted oil price for all fiscal years is the 12-month unweighted average first-day-of-the-month West Texas Intermediate price, as posted by Plains Marketing, L.P., for each month of 2016, 2015 and 2014.

(b)	The quoted gas price for all fiscal years is the 12-month unweighted average first-day-of-the-month Henry Hub price, as posted by Platts Gas Daily, for each month of 2016, 2015 and 2014.

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

Table of Contents         LEGACY RESERVES LP
SUPPLEMENTARY INFORMATION — (Continued)

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Increase (decrease):
Sales, net of production costs	$(120,757)	$(127,905)	$(301,964)
Net change in sales prices, net of production costs	(109,125)	(1,367,523)	(213,617)
Changes in estimated future development costs	99	9,428	64,273
Revisions of previous estimates due to infill drilling,
recompletions and stimulations	15,632	24,694	39,228
Revisions of previous quantity estimates due to performance	57,188	38,083	(39,227)
Previously estimated development costs incurred	2,097	14,136	51,085
Purchases of minerals-in-place	294	218,463	472,057
Sales of minerals-in-place	(14,781)	(19,095)	(2,932)
Ownership interest changes	(3,886)	(7,341)	—
Other	(9,028)	(10,854)	(26,758)
Accretion of discount	62,952	168,241	155,489
Net increase (decrease)	(119,315)	(1,059,673)	197,634
Standardized measure of discounted future net cash flows:
Beginning of year	694,941	1,754,614	1,556,980
End of year	$575,626	$694,941	$1,754,614

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

Table of Contents         LEGACY RESERVES LP
SUPPLEMENTARY INFORMATION — (Continued)

Selected Quarterly Financial Data (Unaudited)

For the three-month periods ended:

	March 31	June 30	September 30	December 31
2016	(In thousands, except per unit data)
Revenues:
Oil sales	$30,320	$41,272	$38,751	$42,164
Natural gas liquids sales	2,453	3,922	3,457	5,574
Natural gas sales	33,086	28,173	41,332	43,853
Total revenues	65,859	73,367	83,540	91,591
Expenses:
Oil and natural gas production	50,023	44,561	43,121	41,628
Production and other taxes	2,573	3,390	3,986	4,318
General and administrative	9,434	10,993	9,231	13,981
Depletion, depreciation, amortization and accretion	36,959	37,668	36,068	39,719
Impairment of long-lived assets	15,447	—	4,618	41,731
(Gain) loss on disposal of assets	(31,701)	(9,141)	(8,447)	(806)
Total expenses	82,735	87,471	88,577	140,571
Operating loss	(16,876)	(14,104)	(5,037)	(48,980)
Interest income	38	16	—	13
Interest expense	(25,176)	(20,302)	(17,080)	(16,502)
Gain on extinguishment of debt	130,804	19,998	—	—
Equity in income (loss) of equity method investee	(5)	(9)	7	7
Net gains (losses) on commodity derivatives	17,038	(37,675)	18,326	(38,913)
Other	(94)	(98)	(296)	309
Loss before income taxes	105,729	(52,174)	(4,080)	(104,066)
Income taxes	(400)	(87)	(223)	(519)
Net income (loss)	$105,329	$(52,261)	$(4,303)	$(104,585)
Distributions to preferred unitholders	(3,958)	(4,750)	(4,750)	(5,542)
Net income (loss) attributable to unitholders	$101,371	$(57,011)	$(9,053)	$(110,127)
Net income (loss) per unit — basic and diluted	$1.47	$(0.81)	$(0.13)	$(1.53)
Production volumes:
Oil (MBbl)	1,069	1,039	962	949
Natural gas liquids (Mgal)	8,241	9,663	9,742	9,111
Natural gas (MMcf)	17,266	16,743	16,572	16,243
Total (MBoe)	4,143	4,060	3,956	3,873

Table of Contents         LEGACY RESERVES LP
SUPPLEMENTARY INFORMATION — (Continued)

For the three-month periods ended:

	March 31	June 30	September 30	December 31
2015	(In thousands, except per unit data)
Revenues:
Oil sales	$50,296	$59,113	$49,779	$40,653
Natural gas liquids sales	4,192	5,729	2,946	3,778
Natural gas sales	27,051	22,959	36,773	35,510
Total revenues	81,539	87,801	89,498	79,941
Expenses:
Oil and natural gas production	49,220	45,220	48,446	51,605
Production and other taxes	4,218	3,986	4,834	3,345
General and administrative	8,869	10,390	16,246	11,006
Depletion, depreciation, amortization and accretion	41,068	36,197	45,041	54,952
Impairment of long-lived assets	209,402	—	98,054	326,349
(Gain) loss on disposal of assets	1,941	(934)	560	(5,539)
Total expenses	314,718	94,859	213,181	441,718
Operating loss	(233,179)	(7,058)	(123,683)	(361,777)
Interest income	206	176	(55)	2
Interest expense	(17,792)	(17,760)	(23,351)	(17,988)
Equity in income of equity method investee	79	24	(6)	29
Net gains (losses) on commodity derivatives	20,480	(13,497)	57,000	34,270
Other	605	97	19	120
Loss before income taxes	$(229,601)	$(38,018)	$(90,076)	$(345,344)
Income taxes	747	(456)	(1)	1,208
Net loss	$(228,854)	$(38,474)	$(90,077)	$(344,136)
Distributions to preferred unitholders	$(4,750)	$(4,750)	$(4,750)	$(4,750)
Net loss attributable to unitholders	$(233,604)	$(43,224)	$(94,827)	$(348,886)
Net loss per unit — basic and diluted	$(3.39)	$(0.63)	$(1.38)	$(5.06)
Production volumes:
Oil (MBbl)	1,200	1,171	1,149	1,088
Natural gas liquids (Mgal)	9,686	11,566	10,084	10,874
Natural gas (MMcf)	9,658	9,649	14,383	16,997
Total (MBoe)	3,040	3,055	3,786	4,180