Form 10-Q
period 2017-03-31
LEGACY RESERVES LP
filed 2017-05-03
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

72,623,551 units representing limited partner interests in the registrant were outstanding as of May 1, 2017.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31, 2017	December 31, 2016
	(In thousands)
Current assets:
Cash	$1,860	$2,555
Accounts receivable, net:
Oil and natural gas	45,890	43,192
Joint interest owners	21,116	23,414
Other	2	2
Fair value of derivatives (Notes 4 and 5)	14,080	6,162
Prepaid expenses and other current assets (Note 1)	10,343	7,447
Total current assets	93,291	82,772
Oil and natural gas properties using the successful efforts method, at cost:
Proved properties	3,328,625	3,305,856
Unproved properties	18,518	13,448
Accumulated depletion, depreciation, amortization and impairment	(2,169,324)	(2,137,395)
	1,177,819	1,181,909
Other property and equipment, net of accumulated depreciation and amortization of $10,742 and $10,412, respectively	3,154	3,423
Operating rights, net of amortization of $5,468 and $5,369, respectively	1,548	1,648
Fair value of derivatives (Notes 4 and 5)	31,631	20,553
Other assets	7,996	8,874
Investments in equity method investees	658	647
Total assets	$1,316,097	$1,299,826

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND PARTNERS' DEFICIT
	March 31, 2017	December 31, 2016
	(In thousands)
Current liabilities:
Accounts payable	$4,193	$9,092
Accrued oil and natural gas liabilities (Note 1)	72,367	53,248
Fair value of derivatives (Notes 4 and 5)	1,555	9,743
Asset retirement obligation (Note 6)	2,980	2,980
Other	20,003	11,546
Total current liabilities	101,098	86,609
Long-term debt (Note 2)	1,148,151	1,161,394
Asset retirement obligation (Note 6)	271,049	269,168
Fair value of derivatives (Notes 4 and 5)	—	4,091
Other long-term liabilities	643	643
Total liabilities	1,520,941	1,521,905
Commitments and contingencies (Note 3)
Partners' deficit (Note 7):
Series A Preferred equity - 2,300,000 units issued and outstanding at March 31, 2017 and December 31, 2016	55,192	55,192
Series B Preferred equity - 7,200,000 units issued and outstanding at March 31, 2017 and December 31, 2016	174,261	174,261
Incentive distribution equity - 100,000 units issued and outstanding at March 31, 2017 and December 31, 2016	30,814	30,814
Limited partners' deficit - 72,151,013 and 72,056,097 units issued and outstanding at March 31, 2017 and December 31, 2016, respectively	(464,969)	(482,200)
General partner's deficit (approximately 0.03%)	(142)	(146)
Total partners' deficit	(204,844)	(222,079)
Total liabilities and partners' deficit	$1,316,097	$1,299,826
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except per unit data)
Revenues:
Oil sales	$49,142	$30,320
Natural gas liquids (NGL) sales	5,050	2,453
Natural gas sales	45,355	33,086
Total revenues	99,547	65,859

Expenses:
Oil and natural gas production	51,217	50,023
Production and other taxes	4,159	2,573
General and administrative	10,552	9,434
Depletion, depreciation, amortization and accretion	28,796	36,959
Impairment of long-lived assets	8,062	15,447
Gain on disposal of assets	(5,524)	(31,701)
Total expenses	97,262	82,735

Operating income (loss)	2,285	(16,876)

Other income (expense):
Interest income	1	38
Interest expense (Notes 2, 4 and 5)	(20,133)	(25,176)
Gain on extinguishment of debt (Note 2)	—	130,804
Equity in income (loss) of equity method investees	11	(5)
Net gains on commodity derivatives (Notes 4 and 5)	34,669	17,038
Other	(40)	(94)
Income before income taxes	16,793	105,729
Income tax expense	(421)	(400)
Net income	$16,372	$105,329
Distributions to preferred unitholders	(4,750)	(3,958)
Net income attributable to unitholders	$11,622	$101,371

Income per unit - basic and diluted (Note 7)	$0.16	$1.47
Weighted average number of units used in computing net income per unit -
Basic and diluted	72,103	68,964

 See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(UNAUDITED)

	Series A Preferred Equity		Series B Preferred Equity		Incentive Distribution Equity		Partners' Deficit
	Units	Amount	Units	Amount	Units	Amount	Limited Partner Units	Limited Partner Amount	General Partner Amount	Total Partners' Deficit
	(In thousands)
Balance, December 31, 2016	2,300	$55,192	7,200	$174,261	100	$30,814	72,056	$(482,200)	$(146)	$(222,079)
Unit-based compensation	—	—	—	—	—	—	—	863	—	863
Vesting of restricted and phantom units	—	—	—	—	—	—	95	—	—	—
Net income	—	—	—	—	—	—	—	16,368	4	16,372
Balance, March 31, 2017	2,300	$55,192	7,200	$174,261	100	$30,814	72,151	$(464,969)	$(142)	$(204,844)

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$16,372	$105,329
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depletion, depreciation, amortization and accretion	28,796	36,959
Amortization of debt discount and issuance costs	1,805	4,453
Gain on extinguishment of debt	—	(130,804)
Impairment of long-lived assets	8,062	15,447
Gain on derivatives	(35,511)	(12,706)
Equity in (income) loss of equity method investees	(11)	5
Unit-based compensation	1,401	1,606
Gain on disposal of assets	(5,524)	(31,701)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, oil and natural gas	(2,698)	4,857
(Increase) decrease in accounts receivable, joint interest owners	2,298	(1,418)
Decrease in accounts receivable, other	—	31
(Increase) decrease in other assets	(2,018)	913
Decrease in accounts payable	(4,899)	(10,863)
Increase (decrease) in accrued oil and natural gas liabilities	19,119	(7,012)
Increase in other liabilities	7,552	6,870
Total adjustments	18,372	(123,363)
Net cash provided by (used in) operating activities	34,744	(18,034)
Cash flows from investing activities:
Investment in oil and natural gas properties	(28,961)	(6,570)
Proceeds from sale of assets	4,397	68,460
Investment in other equipment	(62)	(179)
Net cash settlements received on commodity derivatives	4,236	22,777
Net cash (used in) provided by investing activities	(20,390)	84,488
Cash flows from financing activities:
Proceeds from long-term debt	94,000	47,000
Payments of long-term debt	(109,000)	(106,422)
Payments of debt issuance costs	(49)	(3,769)
Net cash used in financing activities	(15,049)	(63,191)
Net increase (decrease) in cash and cash equivalents	(695)	3,263
Cash, beginning of period	2,555	2,006
Cash, end of period	$1,860	$5,269
Non-cash investing and financing activities:
Asset retirement obligations associated with properties sold	$(809)	$(3,865)
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

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

(b)	Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In thousands)
Revenue payable to joint interest owners	$24,865	$19,576
Accrued lease operating expense	21,338	17,696
Accrued capital expenditures	16,096	7,019
Accrued ad valorem tax	6,037	5,300
Other	4,031	3,657
	$72,367	$53,248

(c) Restricted Cash

Restricted cash on our Balance Sheet as of March 31, 2017 and December 31, 2016 is recorded as $3.8 million and $3.6 million, respectively, in the "Prepaid expenses and other current assets" line. The restricted cash amounts represent various deposits to secure the performance of contracts, surety bonds and other obligations incurred in the ordinary course of business.

(d) Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this ASU will not have any material impact on Legacy's results of operations, cash flows or financial position.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Legacy is currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers" ("ASU 2015-14"), which approved a one-year delay of the standard's effective date. In accordance with ASU 2015-14, the standard is now effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Legacy is currently determining the impacts of the new standard on its contract portfolio. Legacy's approach includes performing a detailed review of key contracts representative of Legacy's business and comparing historical accounting policies and practices to the new standard. Legacy's contracts are primarily short-term in nature, and its assessment at this stage is that, other than additional disclosures, Legacy does not expect the new revenue recognition standard will have a material impact on its consolidated financial statements upon adoption.

(2)	Long-Term Debt

Long-term debt consists of the following as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(In thousands)
Credit Facility due 2019	$448,000	$463,000
Second Lien Term Loans due 2020	60,000	60,000
8% Senior Notes due 2020	232,989	232,989
6.625% Senior Notes due 2021	432,656	432,656
	1,173,645	1,188,645
Unamortized discount on Senior Notes	(12,234)	(12,802)
Unamortized debt issuance costs	(13,260)	(14,449)
Total Long-Term Debt	$1,148,151	$1,161,394

 Credit Facility

On April 1, 2014, Legacy entered into a five-year $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, Compass Bank, as syndication agent, UBS Securities LLC and U.S. Bank National Association, as co-documentation agents and the lenders party thereto (the “Current Credit Agreement”). Borrowings under the Current Credit Agreement mature on April 1, 2019. Legacy's obligations under the Current Credit Agreement are secured by mortgages on over 95% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in its operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit. The borrowing base was reaffirmed at $600 million on March 30, 2017. The borrowing base is subject to semi-annual redeterminations on or about April 1 and October 1 of each year with the next redetermination scheduled for October 2017. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. Legacy also has the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base then in effect. Any increase in the borrowing base requires the consent of all the lenders and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement. If the requisite lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement so long as it does not increase the borrowing base then in effect. The Current Credit Agreement contains a covenant that prohibits Legacy from paying distributions to its limited partners, including holders of its preferred units, if Total Debt to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available is greater than 4.00 to 1.00.

The Current Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
secured debt at any time to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter preceding such day of not more than 4.5 to 1.0 beginning with the fiscal quarter ending on December 31, 2018;

•	as of the last day of the most recent quarter, total EBITDA over the last four quarters to total interest expense over the last four quarters to be greater than 2.0 to 1.0;

•
consolidated current assets, as of the last day of the most recent quarter and including the unused amount of the total commitments, to consolidated current liabilities as of the last day of the most recent quarter of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under FASB Accounting Standards Codification 815, which includes the current portion of oil, natural gas and interest rate derivatives, and

•
the ratio of (a) the sum of (i) the net present value using NYMEX forward pricing, discounted at 10 percent per annum, of Legacy’s proved developed producing oil and gas properties (“PDP PV-10”) as reflected in the most recent reserve report delivered either July 1 or December 31 of each year, as the case may be, beginning with the reserve report to be delivered on July 1, 2017 (giving pro forma effect to material acquisitions or dispositions since the date of such reports), (ii) the net mark to market value of Legacy’s swap agreements and (iii) Legacy’s cash and cash equivalents, in each case as of such date to (b) Secured Debt as of such day to be equal to or less than 1.00 to 1.00 beginning with the fiscal quarter ending June 30, 2017.

All capitalized terms not defined in the foregoing description have the meaning assigned to them in the Current Credit Agreement Amendment.

As of March 31, 2017, Legacy was in compliance with all financial and other covenants of the Current Credit Agreement. Depending on future oil and natural gas prices, Legacy could breach certain financial covenants under its revolving credit facility, which would constitute a default under its revolving credit facility. Such default, if not remedied, would require a waiver from Legacy's lenders in order for it to avoid an event of default and, subject to certain limitations, subsequent acceleration of all amounts outstanding under its revolving credit facility and potential foreclosure on its oil and natural gas properties. If the lenders under Legacy's revolving credit facility were to accelerate the indebtedness under its revolving credit facility as a result of a default, such acceleration could cause a cross-default of all of its other outstanding indebtedness, including its Second Lien Term Loans, its 8% Senior Notes due 2020 (the "2020 Senior Notes") and its 6.625% Senior Notes due 2021 (the "2021 Senior Notes" and, together with the 2020 Senior Notes, the “Senior Notes”), and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, Legacy believes the long-term global outlook for commodity prices and its efforts to date will be viewed positively by its lenders.

As of March 31, 2017, Legacy had approximately $448.0 million drawn under the Current Credit Agreement at a weighted-average interest rate of 3.90%, leaving approximately $150.1 million of availability under the Current Credit Agreement. For the three-month period ended March 31, 2017, Legacy paid in cash $5.1 million of interest expense on the Current Credit Agreement.

Second Lien Term Loan Credit Agreement

On October 25, 2016, Legacy entered into a Term Loan Credit Agreement (the “Second Lien Term Loan Credit Agreement”) among Legacy, as borrower, Cortland Capital Market Services LLC, as administrative agent and second lien collateral agent, and the lenders party thereto, providing for term loans up to an aggregate principal amount of $300.0 million (the “Second Lien Term Loans”). GSO Capital Partners L.P. (“GSO”) and certain funds and accounts managed, advised or sub-advised, by GSO are the initial lenders thereunder. The Second Lien Term Loans mature on August 31, 2020. The Second Lien Term Loans are secured on a second lien priority basis by the same collateral that secures Legacy's Current Credit Agreement and are unconditionally guaranteed on a joint and several basis by the same wholly owned subsidiaries of Legacy that are guarantors under the Current Credit Agreement. As of March 31, 2017, Legacy had approximately $60.0 million drawn under the Second Lien Term Loan Credit Agreement. The remaining $240.0 million of availability is available until October 25, 2017. The Second Lien Term Loan Credit Agreement contains a covenant that prohibits Legacy from paying distributions to its limited partners, including holders of its preferred units, if Total Debt to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available is greater than 4.00 to 1.00.
The Second Lien Term Loan Credit Agreement also contains covenants that, among other things, require us to:

•
not permit, beginning with the fiscal quarter ending June 30, 2017, the ratio of the sum of (i) the net present value using NYMEX forward pricing of Legacy’s PDP PV-10, (ii) the net mark to market value of Legacy’s swap agreements and (iii) Legacy’s cash and cash equivalents to Secured Debt to be less than 1.0 to 1.0; and

•
not permit, as of the last day of any fiscal quarter beginning with the fiscal quarter ending December 31, 2018, Legacy’s ratio of Secured Debt as of such day to EBITDA for the four fiscal quarters then ending to be greater than 4.50 to 1.00.

All capitalized terms used but not defined in the foregoing description have the meaning assigned to them in the Second Lien Term Loan Credit Agreement.

In connection with the Second Lien Term Loan Credit Agreement, a customary intercreditor agreement was entered into by Wells Fargo Bank National Association, as priority lien agent and Cortland Capital Markets Services LLC, as junior lien agent and acknowledged and accepted by Legacy and the subsidiary guarantors.

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

Legacy has the option to redeem the 2020 Senior Notes, in whole or in part, at any time at the specified redemption prices set forth below together with any accrued and unpaid interest, if any, to the date of redemption if redeemed during the twelve-month period beginning on December 1 of the years indicated below.

Year	Percentage
2016	104.000%
2017	102.000%
2018 and thereafter	100.000%
Legacy may be required to offer to repurchase the 2020 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Legacy's and Legacy Reserves Finance Corporation's obligations under the 2020 Senior Notes are guaranteed by its 100% owned subsidiaries Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc., Legacy Reserves Energy Services LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC, which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of its, or any other guarantor's, other, debt; or (vii) upon merging into, or transferring all of its properties to Legacy or another guarantor and ceasing to exist. Refer to "—Footnote 9—Subsidiary Guarantors" for further details on Legacy's guarantors.

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

During the fiscal year ended December 31, 2016, Legacy repurchased a face amount of $52.0 million of its 2020 Senior Notes on the open market. Legacy treated these repurchases as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2020 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price.

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

During the fiscal year ended December 31, 2016, Legacy repurchased a face amount of $117.3 million of its 2021 Senior Notes on the open market. Legacy treated these repurchases as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2021 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price.

(3)	Commitments and Contingencies

From time to time Legacy is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, Legacy is not currently a party to any proceeding that it believes could have a potential material adverse effect on its financial condition, results of operations or cash flows.

Legacy is party to a contractual agreement, extending through 2022, to purchase CO2 volumes from a third party. The contract requires Legacy to purchase minimum annual volumes, the pricing of which is calculated as a percentage of NYMEX-WTI oil prices, with a floor of $57.14. Based upon the minimum required volumes and the NYMEX-WTI strip prices as of March 31, 2017, we estimate the value of our total future obligation through the term of the agreement to be approximately $47.6 million. Legacy terminated this agreement on April 25, 2017. Please see “—Footnote 10—Subsequent Events.”

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

(4)	Fair Value Measurements

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017:

	Fair Value Measurements at March 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2017
	(In thousands)
LTIP (a)	$—	$(70)	$—	$(70)
Oil and natural gas derivatives	—	41,465	1,666	43,131
Interest rate swaps	—	1,025	—	1,025
Total	$—	$42,420	$1,666	$44,086

(a)	See Note 8 for further discussion on unit-based compensation expenses and the related Long-Term Incentive Plan ("LTIP") liability for certain grants accounted for under the liability method.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended March 31,

	2017	2016
	(In thousands)
Beginning balance	$8	$(4,493)
Total gains	1,239	11
Settlements, net	419	1,654
Ending balance	$1,666	$(2,828)
Gains included in earnings relating to derivatives still held as of March 31, 2017 and 2016	$1,142	$492

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

Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; measurements of oil and natural gas property impairments; and the initial recognition of asset retirement obligations ("ARO") for which fair value is used. These ARO estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, Legacy has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of Legacy’s asset retirement obligation is presented in Note 6.

Nonrecurring fair value measurements of proved oil and natural gas properties during the three-month period ended March 31, 2017 consist of:

	Fair Value Measurements During the Three Months Ended March 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Impairment (a)	$—	$—	$9,708

(a)
Legacy periodically reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the three-month period ended March 31, 2017, Legacy incurred impairment charges of $8.1 million as oil and natural gas properties with a net cost basis of $17.8 million were written down to their fair value of $9.7 million. In order to determine whether the carrying value of an asset is recoverable, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The carrying amount of the revolving long-term debt of $448 million as of March 31, 2017 approximates fair value because Legacy's current borrowing rate does not materially differ from market rates for similar bank borrowings. Legacy has classified the revolving long-term debt as a Level 2 item within the fair value hierarchy. The carrying amount of the second lien term loan debt under Legacy’s Second Lien Term Loan Credit Agreement approximates fair value because Legacy’s current borrowing rate does not materially differ from market rates for similar borrowings. Legacy has classified the Second Lien Term Loans as a Level 2 item within the fair value hierarchy. As of March 31, 2017, the fair values of the 2020 Senior Notes and the 2021 Senior Notes were $185.7 million and $322.9 million, respectively. As these valuations are based on unadjusted quoted prices in an active market, the fair values are classified as Level 1 items within the fair value hierarchy.

(5)	Derivative Financial Instruments

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

The following table sets forth a reconciliation of the changes in fair value of Legacy's commodity derivatives for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,

	2017	2016
	(In thousands)
Beginning fair value of commodity derivatives	$12,698	$118,427
Total gain - oil derivatives	15,000	2,519
Total gain (loss) - natural gas derivatives	19,669	14,519
Crude oil derivative cash settlements received	(3,139)	(12,585)
Natural gas derivative cash settlements received	(1,097)	(10,192)
Ending fair value of commodity derivatives	$43,131	$112,688

Certain of our commodity derivatives and interest rate derivatives are presented on a net basis on the Consolidated Balance Sheets. The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our Consolidated Balance Sheets as of the dates indicated below (in thousands):

	March 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$64,839	$(20,588)	$44,251
Interest rate derivatives	1,489	(29)	1,460
Total derivative assets	$66,328	$(20,617)	$45,711

Offsetting Derivative Liabilities:
Commodity derivatives	$(21,708)	$20,588	$(1,120)
Interest rate derivatives	(464)	29	(435)
Total derivative liabilities	$(22,172)	$20,617	$(1,555)

	December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$56,103	$(30,648)	$25,455
Interest rate derivatives	1,328	(68)	1,260
Total derivative assets	$57,431	$(30,716)	$26,715

Offsetting Derivative Liabilities:
Commodity derivatives	$(43,405)	$30,648	$(12,757)
Interest rate derivatives	(1,145)	68	(1,077)
Total derivative liabilities	$(44,550)	$30,716	$(13,834)

As of March 31, 2017, Legacy had the following NYMEX West Texas Intermediate ("WTI") crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Time Period	Volumes (Bbls)	Price per Bbl	Range per Bbl
April-December 2017	137,500	$84.75	$84.75
2018	730,000	$55.04	$55.00	-	$55.15

As of March 31, 2017, Legacy had the following Midland-to-Cushing crude oil differential swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

		Average	Price
Time Period	Volumes (Bbls)	Price per Bbl	Range per Bbl
April-December 2017	1,650,000	$(0.30)	$(0.75)	-	$(0.05)
2018	2,190,000	$(1.22)	$(1.25)	-	$(1.15)

As of March 31, 2017, Legacy had the following NYMEX WTI crude oil costless collars that combine a long put with a short call as indicated below:

		Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Call Price per Bbl
April-December 2017	1,650,000	$45.00	$59.02
2018	1,551,250	$47.06	$60.29

As of March 31, 2017, Legacy had the following NYMEX WTI crude oil derivative three-way collar contracts that combine a long and short put with a short call as indicated below:

		Average Short	Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Call Price per Bbl
April-June 2017	36,400	$60.00	$85.00	$104.20

As of March 31, 2017, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put and long put with a fixed-price swap as indicated below:

		Average Long	Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
April-December 2017	137,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

As of March 31, 2017, Legacy had the following NYMEX Henry Hub natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Time Period	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
April-December 2017	20,700,000	$3.36	$3.29	-	$3.39
2018	42,200,000	$3.25	$3.04	-	$3.39
2019	25,800,000	$3.36	$3.29	-	$3.39

As of March 31, 2017, Legacy had the following NYMEX Henry Hub costless collars that combine a long put with a short call as indicated below:

		Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu
April-December 2017	11,000,000	$2.90	$3.44

As of March 31, 2017, Legacy had the following NYMEX Henry Hub natural gas derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average Short Put	Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
April-December 2017	3,780,000	$3.75	$4.25	$5.53

As of March 31, 2017, Legacy had the following Henry Hub NYMEX to Northwest Pipeline, California SoCal NGI and San Juan Basin natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

	April-December 2017
		Average
	Volumes (MMBtu)	Price per MMBtu
NWPL	5,500,000	$(0.16)
SoCal	1,883,750	$0.11
San Juan	1,883,750	$(0.10)

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

Legacy does not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended March 31,

	2017	2016
	(In thousands)
Beginning fair value of interest rate swaps	$183	$(362)
Total gain (loss) on interest rate swaps	424	(5,072)
Cash settlements paid	418	739
Ending fair value of interest rate swaps	$1,025	$(4,695)

The table below summarizes the interest rate swap position as of March 31, 2017:

	Weighted Average			Estimated Fair Value at
Notional Amount	Fixed Rate	Effective Date	Maturity Date	March 31, 2017
(Dollars in thousands)
$115,000	0.850%	9/1/2015	9/1/2017	$100
$235,000	1.363%	9/1/2015	9/1/2019	925
Total fair value of interest rate derivatives				$1,025

(6)	Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the three months ended March 31, 2017 and year ended December 31, 2016:

	March 31, 2017	December 31, 2016
	(In thousands)
Asset retirement obligation - beginning of period	$272,148	$286,405
Liabilities incurred with properties acquired	—	24
Liabilities incurred with properties drilled	—	1
Liabilities settled during the period	(512)	(2,351)
Liabilities associated with properties sold	(809)	(24,605)
Current period accretion	3,202	12,674
Asset retirement obligation - end of period	$274,029	$272,148

(7)	Partners' Equity

Preferred Units

On April 17, 2014, Legacy issued 2,000,000 of its 8% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series A Preferred Units") in a public offering at a price of $25.00 per unit. On May 12, 2014 Legacy issued an additional 300,000 Series A Preferred Units pursuant to the underwriters’ option to purchase additional Series A Preferred Units.

On June 17, 2014, Legacy issued 7,000,000 of its 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units" and, together with the Series A Preferred Units, the "Preferred Units") in a public offering at a price of $25.00 per unit. On July 1, 2014, the underwriters exercised their over-allotment option to purchase an additional 200,000 Series B Preferred Units.

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

The Series A Preferred Units and the Series B Preferred Units trade on NASDAQ under the symbols "LGCYP" and "LGCYO,” respectively.

On January 21, 2016, Legacy announced that its general partner suspended monthly cash distributions for both its Series A Preferred Units and its Series B Preferred Units. As of March 31, 2017, $2.42 of distributions per unit were in arrears, representing a total cumulative arrearage of approximately $23.0 million.

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

Income per unit

The following table sets forth the computation of basic and diluted loss per unit:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Net income	$16,372	$105,329
Distributions to preferred unitholders	(4,750)	(3,958)
Net income available to unitholders	$11,622	$101,371
Weighted average number of units outstanding	72,103	68,964
Effect of dilutive securities:
Restricted and phantom units	—	—
Weighted average units and potential units outstanding	72,103	68,964
Basic and diluted income per unit	$0.16	$1.47

For the three months ended March 31, 2017, 473,647 restricted units and 1,389,773 phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect. For the three months ended March 31, 2016, 539,646 restricted units and 821,018 phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect.

(8)	Unit-Based Compensation

Long-Term Incentive Plan

On March 15, 2006, the LTIP for Legacy was implemented for its employees, consultants and directors, its affiliates and its general partner. On June 12, 2015, the unitholders of Legacy approved an amendment to the LTIP to provide for an increase in the number of units available for issuance from 2,000,000 to 5,000,000. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights ("UARs"). As of March 31, 2017, grants of awards net of forfeitures and, in the case of phantom units, historical exercises covering 3,103,970 units had been made, comprised of 266,014 unit option awards, 1,014,499 restricted unit awards, 1,389,773 phantom unit awards and 433,684 unit awards. The UAR awards and certain phantom unit awards granted under the LTIP may only be settled in cash, and therefore are not included in the aggregate number of units granted under the LTIP. The LTIP is administered by the compensation committee (the “Compensation Committee”) of the board of directors of LRGPLLC.

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

Legacy did not issue UARs to employees during the year ended December 31, 2016 or the three-month period ended March 31, 2017.

For the three-month periods ended March 31, 2017 and 2016, Legacy recorded $69,851 and $38, respectively, of compensation expense due to the change in liability from December 31, 2016 and 2015, respectively, based on its use of the Black-Scholes model to estimate the March 31, 2017 and 2016 fair value of these UARs (see Note 4). As of March 31, 2017, there was a total of approximately $119,107 of unrecognized compensation costs related to the unexercised and non-vested portion of these UARs. At March 31, 2017, this cost was expected to be recognized over a weighted-average period of approximately 1.36 years. Compensation expense is based upon the fair value as of March 31, 2017 and is recognized as a percentage of the service period satisfied. Based on historical data, Legacy has assumed a volatility factor of approximately 88% and employed the Black-Scholes model to estimate the March 31, 2017 fair value to be realized as compensation cost based on the percentage of service period satisfied. Based on historical data, Legacy has assumed an estimated forfeiture rate of 5.3%. Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed no annual distribution.

A summary of UAR activity for the three months ended March 31, 2017 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	884,546	$20.75	3.68	$—
Forfeited	(7,334)	15.66
Outstanding at March 31, 2017	877,212	$20.79	3.45	$—

UARs and unit options exercisable at March 31, 2017	579,870	$24.32	2.53	$—

The following table summarizes the status of Legacy’s non-vested UARs since January 1, 2017:

	Non-Vested UARs
	Number of Units	Weighted-Average Exercise Price
Non-vested at January 1, 2017	314,177	$14.16
Vested	(9,501)	20.54
Forfeited	(7,334)	15.66
Non-vested at March 31, 2017	297,342	$13.92

Legacy has used a weighted-average risk-free interest rate of 1.6% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at March 31, 2017 whose terms are consistent with the expected life of the UARs. Expected life represents the period of time that UARs are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Three Months Ended
March 31, 2017
Expected life (years)	3.45
Risk free interest rate	1.6%
Annual distribution rate per unit	$0.00
Volatility	87.8%

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

On February 21, 2017, the Compensation Committee approved the award to Legacy's executive officers of a maximum of 396,850 subjective, or service-based, phantom units that, upon vesting, settle in units, a maximum of 793,701 subjective phantom units that, upon vesting, settle in cash and a maximum of 1,587,402 objective, or performance-based, phantom units that, upon vesting, settle in cash.

Compensation expense related to the phantom units was $1.3 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively.

Restricted Units

During the year ended December 31, 2016, Legacy issued an aggregate of 137,569 restricted units to non-executive employees. The restricted units vest ratably over a three-year period beginning at the date of grant. During the three-month period ended March 31, 2017, Legacy did not issue restricted units to any employees. Compensation expense related to restricted units was $0.5 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was a total of $1.9 million of unrecognized compensation expense related to the unvested portion of these restricted units. At March 31, 2017, this cost was expected to be recognized over a weighted-average period of 1.7 years. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at March 31, 2017, do not include 473,647 units related to unvested restricted unit awards.

Board Units

On May 10, 2016, Legacy granted and issued 39,526 units to each of its six non-employee directors. The value of each unit was $2.59 at the time of issuance.

(9) Subsidiary Guarantors

The Partnership's 2020 Senior Notes were issued in a private offering on December 4, 2012 and were subsequently registered through a public exchange offer that closed on January 8, 2014. The Partnership's 2021 Senior Notes were issued in two separate private offerings on May 28, 2013 and May 8, 2014. $250 million aggregate principal amount of our 2021 Senior Notes were subsequently registered through a public exchange offer that closed on March 18, 2014. The remaining $300 million of aggregate principal amount of Legacy's 2021 Senior Notes were subsequently registered through a public exchange offer that closed on February 10, 2015. The 2020 Senior Notes and the 2021 Senior Notes are guaranteed by Legacy's 100% owned subsidiaries Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP, Legacy Reserves Services, Inc., Legacy Reserves Energy Services LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC, which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation, and certain other future subsidiaries (the “Guarantors”, together with any future 100% owned subsidiaries that guarantee the Partnership's 2020 Senior Notes and 2021 Senior Notes, the “Subsidiaries”). The Subsidiaries are 100% owned, directly or indirectly, by the Partnership and the guarantees by the Subsidiaries are full and unconditional, except for customary release provisions described in “—Footnote 2—Long-Term Debt.” The Partnership has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. The guarantees constitute joint and several obligations of the Guarantors.

(10) Subsequent Events

On April 25, 2017, in connection with the divestiture of certain of Legacy's oil and natural gas properties, Legacy terminated the CO2 purchase agreement associated with the divested assets for a lump sum payment of $10.0 million.

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

•our ability to engage in capital markets activity which may include debt or equity exchanges or repurchases:

•our ability to resume cash distributions to our limited partners;

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

The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and our expectations may not be realized or the forward-looking events and circumstances may not occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Legacy’s Annual Report on Form 10-K for the year ended December 31, 2016 in Item 1A under “Risk Factors.” The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

Overview

Our revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. Sustained periods of low prices for oil or natural gas have had and could continue to have a material adverse impact on our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. Oil and natural gas prices experienced a significant drop in late 2014 and 2015. Prices recovered modestly in 2016 but still remain at levels lower than previously seen before the decline began in 2014. Having financed significant acquisitions in leveraged transactions prior to this downturn, our financial condition has been materially adversely impacted as is evidenced by our proved reserve value and operating cash flow relative to our debt obligations. To illustrate the sensitivity of our proved reserves to fluctuations in commodity prices, we recalculated our proved reserves as of December 31, 2016, using the five-year average forward price as of

March 31, 2017 for both WTI oil and NYMEX natural gas. While this 5-year NYMEX forward strip price is not necessarily indicative of our overall outlook on future commodity prices, this commonly used methodology may help provide investors with an understanding of the impact of the recent commodity price environment. Under such assumptions, we estimate our year-end proved reserves increased by approximately 11.9% to 162.0 MMBoe from our 2016 year-end reported 144.8 MMBoe.

As set forth under “Investing Activities” below, we have entered into oil and natural gas derivatives designed to mitigate the effects of price fluctuations covering a portion of our expected production, which allows us to mitigate, but not eliminate, oil and natural gas price risk. Such derivative instruments are not designated as cash flow hedges and, therefore, the mark-to-market adjustment reflecting the change in fair value associated with these instruments is recorded in current earnings.

We regularly conduct financial sensitivity analyses to assess the effect of changes in pricing and production. These analyses allow us to determine our ability to execute our capital investment programs, the value of our proved reserves, our projected borrowing base under our revolving credit facility and, more generally, our ability to meet future financial obligations.

We also face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from a given well or formation decreases. We attempt to overcome this natural decline through a combination of acquiring additional reserves, drilling to find additional reserves, recompleting or adding pay in existing wellbores and improving artificial lift.

In response to the relatively low commodity price environment, we anticipate maintaining a modest 2017 capital expenditure budget of approximately $55.0 million. The increase in our capital program relative to 2016 is driven by increased net working interests and a higher number of anticipated total drilling days under our two-rig horizontal program in the Permian Basin.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended March 31,

	2017	2016
	(In thousands, except per unit data)
Revenues:
Oil sales	$49,142	$30,320
Natural gas liquids (NGL) sales	5,050	2,453
Natural gas sales	45,355	33,086
Total revenue	$99,547	$65,859
Expenses:
Oil and natural gas production, excluding ad valorem taxes	$49,228	$46,661
Ad valorem taxes	$1,989	$3,362
Total oil and natural gas production	$51,217	$50,023
Production and other taxes	$4,159	$2,573
General and administrative, excluding transaction related expenses and LTIP	$8,623	$7,692
Transaction related expenses	$32	$77
LTIP expense	$1,897	$1,665
Total general and administrative	$10,552	$9,434
Depletion, depreciation, amortization and accretion	$28,796	$36,959
Commodity derivative cash settlements:
Oil derivative cash settlements received	$3,139	$12,585
Natural gas derivative cash settlements received	$1,097	$10,192
Production:
Oil (MBbls)	1,037	1,069
Natural gas liquids (MGal)	7,653	8,241
Natural gas (MMcf)	15,592	17,266
Total (MBoe)	3,818	4,143
Average daily production (Boe/d)	42,422	45,527
Average sales price per unit (excluding derivative cash settlements):
Oil price (per Bbl)	$47.39	$28.36
Natural gas liquids price (per Gal)	$0.66	$0.30
Natural gas price (per Mcf)	$2.91	$1.92
Combined (per Boe)	$26.07	$15.90
Average sales price per unit (including derivative cash settlements):
Oil price (per Bbl)	$50.42	$40.14
Natural gas liquids price (per Gal)	$0.66	$0.30
Natural gas price (per Mcf)	$2.98	$2.51
Combined (per Boe)	$27.18	$21.39
Average WTI oil spot price (per Bbl)	$51.62	$33.35
Average Henry Hub natural gas spot price (per MMbtu)	$3.02	$1.99
Average unit costs per Boe:
Oil and natural gas production, excluding ad valorem taxes	$12.89	$11.26
Ad valorem taxes	$0.52	$0.81
Production and other taxes	$1.09	$0.62
General and administrative excluding transaction related expenses and LTIP	$2.26	$1.86
Total general and administrative	$2.76	$2.28
Depletion, depreciation, amortization and accretion	$7.54	$8.92

Results of Operations

Three-Month Period Ended March 31, 2017 Compared to Three-Month Period Ended March 31, 2016

Our revenues from the sale of oil were $49.1 million and $30.3 million for the three-month periods ended March 31, 2017 and 2016, respectively. Our revenues from the sale of NGLs were $5.1 million and $2.5 million for the three-month periods ended March 31, 2017 and 2016, respectively. Our revenues from the sale of natural gas were $45.4 million and $33.1 million for the three-month periods ended March 31, 2017 and 2016, respectively. The $18.8 million increase in oil revenues reflects the increase in average realized price of $19.03 per Bbl (67%) due to an increase in average West Texas Intermediate (“WTI”) crude oil prices of $18.27 per Bbl. The increase in oil revenue was partially offset by lower oil production of 32 MBbls resulting from immaterial divestitures. The $2.6 million increase in NGL sales reflects an increase in the realized NGL price of approximately $0.36 per Gal (120%). The $12.3 million increase in natural gas revenues reflects an increase in realized natural gas prices partially offset by lower production. Average realized natural gas prices increased by $0.99 per Mcf (52%) during the three months ended March 31, 2017 compared to the same period in 2016 primarily due to the increase in average NYMEX Henry Hub natural gas prices of $1.03 (52%) per Mcf. Our natural gas production decreased by approximately 1,674 MMcf (10%) primarily due to natural production declines and immaterial divestitures.

For the three-month period ended March 31, 2017, we recorded $34.7 million of net gains on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net gains recognized during the three-month period ended March 31, 2017 are primarily due to an increase in the value of our natural gas derivative position resulting from a decrease in the Henry Hub gas price since December 31, 2016 and favorable cash settlements. For the three-month period ended March 31, 2016, we recorded $17.0 million of net gains on oil and natural gas derivatives. Settlements of such contracts resulted in cash receipts of $4.2 million and $22.8 million during the three months ended March 31, 2017 and 2016, respectively.

Our oil and natural gas production expenses, excluding ad valorem taxes, increased to $49.2 million ($12.89 per Boe) for the three-month period ended March 31, 2017 from $46.7 million ($11.26 per Boe) for the three-month period ended March 31, 2016. This increase is primarily attributable to increased workover and repair activity across all operating regions. Our ad valorem tax expense decreased to $2.0 million ($0.52 per Boe) for the three-month period ended March 31, 2017 compared to $3.4 million ($0.81 per Boe) for the three-month period ended March 31, 2016. The decrease was attributable to lower historical oil and natural gas commodity prices, resulting in lower reserve valuations, upon which much of our ad valorem taxes are based, resulting in lower ad valorem tax expense on a per Boe basis.

Our production and other taxes were $4.2 million and $2.6 million for the three-month periods ended March 31, 2017 and 2016, respectively. Production and other taxes increased due to the increase in our weighted average product price.

Our general and administrative expenses were $10.6 million and $9.4 million for the three-month periods ended March 31, 2017 and 2016, respectively. General and administrative expenses increased $1.2 million due to settlement of amounts owed by joint interest owners and additional expenses related to employee incentive compensation plans.

We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $28.8 million and $37.0 million for the three-month periods ended March 31, 2017 and 2016, respectively. DD&A decreased $8.2 million due primarily to lower depletion across much of our asset base due to the reduced depletable basis resulting from the significant impairment realized in 2016.

Impairment expense was $8.1 million and $15.4 million for the three-month periods ended March 31, 2017 and 2016, respectively. In the three-month period ended March 31, 2017, we recognized $8.1 million of impairment expense on seven separate producing fields primarily related to the decline in oil and natural gas futures prices during the period since December 31, 2016. Impairment expense for the period ended March 31, 2016 was recognized on twelve separate producing fields primarily related to the decline in natural gas futures prices.

We recorded gains on disposal of assets of $5.5 million and $31.7 million for the three-month periods ended March 31, 2017 and 2016, respectively. The gains in 2017 and 2016 primarily consisted of dispositions of unproved leasehold acreage.

We recorded interest expense of $20.1 million and $25.2 million for the three-month periods ended March 31, 2017 and 2016, respectively. Interest expense decreased approximately $5.1 million primarily due to decreased interest expense following our repurchase of a portion of our Senior Notes and lower outstanding revolver balance. This decrease was partially offset by new borrowings under our Second Lien Term Loans.

As a result of the items described above, Legacy recorded net income of $16.4 million and $105.3 million for the three-month periods ended March 31, 2017 and 2016, respectively. The decrease in net income was primarily due to a $130.8 million gain on extinguishment of debt for the three-month period ended March 31, 2016.

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

The following table presents a reconciliation of our consolidated net income (loss) to Adjusted EBITDA for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Net income	$16,372	$105,329
Plus:
Interest expense	20,133	25,176
Gain on extinguishment of debt	—	(130,804)
Income tax expense	421	400
Depletion, depreciation, amortization and accretion	28,796	36,959
Impairment of long-lived assets	8,062	15,447
Gain on disposal of assets	(5,524)	(31,701)
Equity in (income) loss of equity method investees	(11)	5
Unit-based compensation expense	1,897	1,665
Minimum payments earned in excess of overriding royalty interest(a)	445	802
Net gains on commodity derivatives	(34,669)	(17,038)
Net cash settlements received on commodity derivatives	4,236	22,777
Transaction related expenses	32	77
Adjusted EBITDA	$40,190	$29,094
____________________

(a)
A portion of minimum payments earned in excess of overriding royalties earned under a contractual agreement expiring December 31, 2019. The remaining amount of the minimum payments are recognized in net income.

For the three months ended March 31, 2017 and 2016, respectively, Adjusted EBITDA increased 38% to $40.2 million from $29.1 million. This increase can be attributed to the increase in commodity prices and partially offset by higher production expenses across our operating regions.

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

Based upon current oil and natural gas price expectations and our commodity derivatives positions, we anticipate that our cash flow from operations and commodity hedge realizations will provide us more than sufficient liquidity to fund our operations in 2017 including our planned capital expenditures of $55 million. However, should oil and natural gas prices decline significantly, we could breach certain financial covenants under our revolving credit facility or our term loan credit agreement, which would constitute a default under our revolving credit facility or our term loan credit agreement. Such a default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and potential subsequent acceleration of all amounts outstanding under our revolving credit facility or our term loan credit agreement or foreclosure on our oil and natural gas properties. Certain payment defaults or acceleration under our revolving credit facility could cause a cross-default or cross-acceleration of all of our other indebtedness. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness. Our revolving credit facility and term loan credit agreement contain covenants that currently prevent us from making distributions to our limited partners, including holders of our preferred units, unless we meet certain financial criteria, which, as of March 31, 2017, we do not meet. Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to operate or to maintain planned levels of capital expenditures. Please see “—Cash Flow from Financing Activities—Credit Facility.”

The amounts available for borrowing under our revolving credit facility are subject to a borrowing base, which is currently set at $600 million. As of May 1, 2017, we had $154.1 million available for borrowing under our revolving credit facility. Our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled on or about October 2017, subject to the parties' rights to have additional redeterminations between scheduled redeterminations.

As of May 1, 2017, we had $240 million available, subject to approval by GSO Capital Partners L.P. ("GSO"), for borrowing under our term loan credit agreement. Pursuant to the terms of the Second Lien Term Loan Credit Agreement, this amount is available until October 25, 2017. Please see “—Cash Flow from Financing Activities—Second Lien Term Loan Credit Agreement.”

Our commodity derivatives position, which we use to mitigate commodity price volatility and (if positive) support our borrowing capacity, resulted in $4.2 million of cash receipts in the three months ended March 31, 2017.

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

A significant portion of our horizontal operated development activity in the Permian Basin is pursued through our development agreement (as amended to date, the "Development Agreement") with Jupiter JV LP ("Investor"), which was formed by certain of TPG Special Situations Partners' investment funds. Pursuant to the Development Agreement, Legacy and Investor participate in the funding, exploration, development and operation of certain undeveloped oil and natural gas properties covering approximately 3,938 net acres (the “Subject Assets”). Under the terms of the Development Agreement, Investor funds 95% of the costs to the parties' combined interests to develop the assets and 80% of the costs to the parties' combined interests to develop or construct associated saltwater disposal wells and other infrastructure assets. In exchange for funding a portion of the parties' combined costs, Investor receives an undivided 80% of our working interest in the assets, subject to a reversion to 15% of our initial working interest upon the occurrence of Investor achieving a 15%  internal rate of return (“Development Hurdle Date”) in the aggregate with respect to such tranche of wells. At the first instance of Investor achieving a Development Hurdle Date, all of the remaining undeveloped Subject Assets will revert to us but remain available for future development subject to the Development Agreement. The Development Agreement provides that Investor can suspend its future funding obligations at certain times upon the occurrence of certain events based on anticipated financial metrics, certain operating cost overruns and changes in commodity prices, provided that Investor will be obligated to complete funding of any wells or infrastructure in progress. Our capital resources and liquidity benefit from our interest in the development activity under the Development Agreement.

On April 25, 2017, in connection with the divestiture of certain of Legacy's oil and natural gas properties, Legacy terminated the CO2 purchase agreement associated with the divested assets for a lump sum payment of $10.0 million.

Cash Flow from Operations

Our net cash provided by (used in) operating activities was $34.7 million and $(18.0) million for the three-month periods ended March 31, 2017 and 2016, respectively. The 2017 period was impacted by higher realized commodity prices.

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

Cash Flow from Investing Activities

We invested $29.0 million of capital for the three-month period ended March 31, 2017, which consisted of $23.7 million for development projects, $5.2 million of individually immaterial acquisitions of oil and natural gas properties and adjustments to prior period acquisitions. We received $4.4 million of proceeds related to the divestiture of various oil and natural gas properties in individually immaterial transactions and post close adjustments. We invested $6.6 million of capital for the three-month period ended March 31, 2016, which consisted of $4.8 million for development projects and $1.8 million for an adjustment to a prior period acquisition. We received $68.5 million of proceeds related to the divestiture of various oil and natural gas properties.

Our annual capital expenditure budget for 2017, which predominantly consists of drilling, recompletion and well stimulation projects, was set at $55.0 million. During the three months ended March 31, 2017, we have spent $23.7 million on such capital expenditures. We anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our revolving credit facility and our term loan credit agreement to meet our cash obligations including our remaining planned capital expenditures. Our remaining borrowing capacity under our revolving credit facility is $154.1 million as of May 1, 2017. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, non-operated capital requirements and internally generated cash flow. Future cash distributions will be at levels to be determined based on cash available for distribution, revolving credit facility and second lien term loan covenants, any remaining borrowing capacity for cash distributions under our revolving credit facility, requirements to repay debt and any other factors the board of directors of our general partner may consider. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. We use derivatives to offset price volatility of oil and natural gas prices. For the three-month periods ended March 31, 2017 and 2016, we had favorable settlements of $4.2 million and $22.8 million, respectively, related to our commodity derivatives.

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

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of May 1, 2017, covering the period from April 1, 2017 through December 31, 2019. We use derivatives, including swaps, enhanced swaps and three-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are mostly settled based upon the monthly average closing price of the front-month NYMEX WTI oil, the price on the last trading day of front-month NYMEX Henry Hub natural gas.

Oil Swaps:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
April-December 2017	137,500	$84.75	$84.75
2018	730,000	$55.04	$55.00	-	$55.15

Natural Gas Swaps:

Time Period	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
April-December 2017	20,700,000	$3.36	$3.29	-	$3.39
2018	42,200,000	$3.25	$3.04	-	$3.39
2019	25,800,000	$3.36	$3.29	-	$3.39

We have entered into regional crude oil differential swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) crude oil price less a fixed-price differential. As noted above, we receive a discount to the NYMEX WTI crude oil price at the point of sale. Due to refinery downtime and limited takeaway capacity that has impacted the Permian Basin, the difference between the WTI-ARGUS (Midland) price, which is the price we receive on almost all of our Permian crude oil production, and the WTI-ARGUS (Cushing) price reached historic highs in late 2012 and early 2013 and again in late 2014. We entered into these differential swaps to negate a portion of this volatility. The following table summarizes the oil differential contracts currently in place as of May 1, 2017, covering the period from April 1, 2017 through December 31, 2017:

		Average
Time Period	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
April-December 2017	1,650,000	$(0.30)	$(0.75)	-	$(0.05)
2018	2,190,000	$(1.22)	$(1.25)	-	$(1.15)

We have also entered into multiple NYMEX WTI crude oil costless collar contracts. Each contract combines a long put option or "floor" with a short call option or "ceiling." At an annual WTI market price of $40.00, $50.00 and $65.00, the summary positions below would result in a net price of $45.00, $50.00 and $59.02, respectively for 2017 and $47.06, $50.00 and $60.29, respectively for 2018. The following table summarizes the costless oil collar contracts currently in place as of May 1, 2017, covering the period from January 1, 2017 through December 31, 2017:

		Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Call Price per Bbl
April-December 2017	1,650,000	$45.00	$59.02
2018	1,551,250	$47.06	$60.29

We have also entered into multiple NYMEX WTI crude oil derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for WTI market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. For example, at an annual average WTI market price of $40.00, $50.00 and $65.00, the summary position below would result in a net price of $65.00, $75.00 and $85.00, respectively. The following table summarizes the three-way oil collar contracts currently in place as of May 1, 2017, covering the period from April 1, 2017 through June 30, 2017:

		Average Short	Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Call Price per Bbl
April-June 2017	36,400	$60.00	$85.00	$104.20

We have also entered into multiple NYMEX WTI crude oil derivative enhanced swap contracts. The enhanced swap contract combines buying a lower-priced put, selling a higher-priced put, and using the net proceeds from these positions to simultaneously obtain a swap at above market prices (“enhanced swap price”). If the market price is at or above the higher-priced short put, this contract allows us to settle at the enhanced swap price. If the market price is below the higher-priced short put but above the lower-priced long put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the higher-priced short put. If the market price is at or below the lower-priced long put, this contract allows us to settle for the lower-priced long put plus the spread between the enhanced swap price and the higher-priced short put. For example, at an annual average WTI market price of $40.00, $50.00 and $65.00, the summary positions below would result in a net price of $65.85, $65.85 and $73.85, respectively for 2017 and $65.50, $65.50 and $73.50, respectively for 2018. The following table summarizes this type of enhanced swap contracts currently in place as of May 1, 2017, covering the period from April 1, 2017 to December 31, 2018:

		Average Long	Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
April-December 2017	137,500	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

We have also entered into multiple NYMEX Henry Hub natural gas costless collar contracts. Each contract combines a long put option or "floor" with a short call option or "ceiling." At an annual Henry Hub price of $2.50, $3.00 and $3.50, the summary position below would result in a net price of $2.90, $3.00 and $3.44, respectively. The following table summarizes the costless natural gas collar contracts currently in place as of May 1, 2017, covering the period from January 1, 2017 through December 31, 2017:

		Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu
April-December 2017	11,000,000	$2.90	$3.44

We have also entered into multiple NYMEX Henry Hub natural gas derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. For example, at an annual average Henry Hub market price of $2.50, $3.00 and $3.50, the summary position below would result in a net price of $3.00, $3.50 and $4.00, respectively for 2017. The following table summarizes the three-way natural gas collar contracts currently in place as of May 1, 2017, covering the period from April 1, 2017 to December 31, 2017:

		Average Short Put	Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
April-December 2017	3,780,000	$3.75	$4.25	$5.53

As of May 1, 2017, Legacy had the following Henry Hub NYMEX to Northwest Pipeline, California SoCal NGI and San Juan Basin natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

	April-December 2017
		Average
	Volumes (MMBtu)	Price per MMBtu
NWPL	5,500,000	$(0.16)
SoCal	1,883,750	$0.11
San Juan	1,883,750	$(0.10)

Cash Flow from Financing Activities

Our net cash used in financing activities was $15.0 million for the three months ended March 31, 2017, compared to $63.2 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, total net payments to our revolving credit facility were $15.0 million.

During the three months ended March 31, 2016, total net payments under our revolving credit facility were $38 million. We had cash outflow during the three months ended March 31, 2016 in the amount of $18.4 million for repurchases of our Senior Notes on the open market.

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

As of March 31, 2017, we were in compliance with all covenants of the Current Credit Agreement. Depending on future oil and natural gas prices, we could breach certain financial covenants under our revolving credit facility, which would constitute a default under our revolving credit facility. Such default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our revolving credit facility and potential foreclosure on our oil and natural gas properties. As previously noted, if the lenders under our revolving credit facility were to accelerate, subject to certain limitations, the indebtedness under our revolving credit facility as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness, and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to date, which include the suspension of distributions to our unitholders and holders of our preferred units, as well as asset sales completed and anticipated as of the date of this filing, will be viewed positively by our lenders. If an event of default would occur and were continuing, we would be unable to make borrowings under the Current Credit Agreement, may be unable to make distributions to our unitholders and our financial condition and liquidity would be adversely affected. The Current Credit Agreement contains a covenant that currently prohibits us from paying distributions to our limited partners, including holders of our preferred units. For further information related to our Current Credit Agreement, please refer to "—Footnote 2—Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

As of March 31, 2017, we had approximately $448 million drawn under the Current Credit Agreement at a weighted average interest rate of 3.90%, leaving approximately $150.1 million of availability under the Current Credit Agreement. For the three-month period ended March 31, 2017, we paid in cash $5.1 million of interest expense on the Current Credit Agreement.
We periodically enter into interest rate swap transactions to mitigate the volatility of interest rates. As of March 31, 2017, we had interest rate swaps on notional amounts of $350 million with a weighted average fixed rate of 1.20%. These swaps mature between September 2017 and September 2019.

Second Lien Term Loan Credit Agreement

On October 25, 2016, we entered into a Term Loan Credit Agreement (the “Second Lien Term Loan Credit Agreement”) among us, as borrower, Cortland Capital Market Services LLC, as administrative agent and second lien collateral agent, and the lenders party thereto, providing for term loans up to an aggregate principal amount of $300 million (the “Second Lien Term Loans”). GSO and certain funds and accounts managed, advised or sub-advised, by GSO are the initial lenders thereunder. The Second Lien Term Loans are secured on a second lien priority basis by the same collateral that secures our Current Credit Agreement and are unconditionally guaranteed on a joint and several basis by the same wholly owned subsidiaries of ours that are guarantors under the Current Credit Agreement. As of March 31, 2017, we were in compliance with all covenants of the Second Lien Term Loan Credit Agreement. The Second Lien Term Loans mature on August 31, 2020. The Second Lien Term Loan Credit Agreement contains a covenant that currently prohibits us from paying distributions to our unitholders and holders of our preferred units. For further information related to our Second Lien Term Loan Credit Agreement, please refer to "—Footnote 2—Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.
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

During the fiscal year ended December 31, 2016, we repurchased a face amount of $52.0 million of our 2020 Senior Notes on the open market.

As of March 31, 2017, we were in compliance with all financial and other covenants of the 2020 Senior Notes. As previously noted, if the lenders under our revolving credit facility were to accelerate the indebtedness under our revolving credit facility as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. For further information related to our 2020 Senior Notes please refer to Note 2–Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.

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
During the fiscal year ended December 31, 2016, we repurchased a face amount of $117.3 million of our 2021 Senior Notes on the open market.

As of March 31, 2017, we were in compliance with all financial and other covenants of the 2021 Senior Notes. As previously noted, if the lenders under our revolving credit facility were to accelerate the indebtedness under our revolving credit facility as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. For further information related to our 2021 Senior Notes, please refer to Note 2–Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.

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

As of March 31, 2017, our critical accounting policies were consistent with those discussed in our Annual Report on Form 10-K for the period ended December 31, 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers ("ASU 2015-14"), which approved a one-year delay of the standard's effective date. In accordance with ASU 2015-14, the standard is now effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently determining the impacts of the new standard on our contract portfolio. Our approach includes performing a detailed review of key contracts representative of our business and comparing historical accounting policies and practices to the new standard. Our contracts are primarily short-term in nature, and our assessment at this stage is that, other than additional disclosures, we do not expect the new revenue recognition standard will have a material impact on our financial statements upon adoption.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading. These derivative instruments are discussed in "Item 1. Financial Statements—Notes to Consolidated Financial Statements —Footnote 7—Derivative Financial Instruments."

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

As of March 31, 2017, the fair value of our commodity derivative positions was a net asset of $43.1 million based on NYMEX futures prices from April 2017 to December 2019 for both oil and natural gas. As of December 31, 2016, the fair market value of our commodity derivative positions was a net asset of $12.7 million based on NYMEX futures prices from January 2017 to December 2019 for both oil and natural gas. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from April 2017 through December 2019, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flow from Investing Activities.”

Interest Rate Risks

At March 31, 2017, we had debt outstanding under our revolving credit facility of $448 million, which incurred interest at floating rates in accordance with our revolving credit facility. The average annual interest rate incurred by us under our revolving credit facility for the three-month period ended March 31, 2017 was 4.4%. A 1% increase in LIBOR on our outstanding debt under our revolving credit facility as of March 31, 2017 would result in an estimated $0.98 million increase in annual interest expense assuming our current interest rate hedges remain in place and do not expire. We have entered into interest rate swaps with a weighted-average fixed rate of 1.20% to mitigate the volatility of interest rates on notional amounts of $350 million of floating rate debt.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this report, you should carefully consider the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of units purchased	Price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value of units) that may yet be purchased under the plans or programs
January 3, 2017	653(1)	$2.40	—	—
January 13, 2017	1,306(2)	$2.49	—	—
February 17, 2017	30,635(3)	$2.20	—	—
February 28, 2017	193(4)	$2.26	—	—
March 24, 2017	294(5)	$1.94	—	—
(1) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $2.40 per unit, the closing price of Legacy's units on the NASDAQ Global Market on January 3, 2017.
(2) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $2.49 per unit, the closing price of Legacy's units on the NASDAQ Global Market on January 13, 2017.
(3) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $2.20 per unit, the closing price of Legacy's units on the NASDAQ Global Market on February 17, 2017.
(4) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $2.26 per unit, the closing price of Legacy's units on the NASDAQ Global Market on February 28, 2017.
(5) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $1.94 per unit, the closing price of Legacy's units on the NASDAQ Global Market on March 24, 2017.

Item 6.  Exhibits.

The following documents are filed as a part of this Quarterly Report on Form 10-Q or incorporated by reference:

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.1)
3.2	Fifth Amended and Restated Agreement of Limited Partnership of Legacy Reserves LP (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed April 10, 2017, Exhibit 3.1)
3.3	Certificate of Formation of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.3)
3.4
Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.4)

3.5
First Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.6)

3.6
Second Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.7)

10.1
Form of Grant of Phantom Units (Units) Under Subjective Component of Long-Term Equity Incentive Compensation (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed February 22, 2017, Exhibit 10.1)

10.2
Form of Grant of Phantom Units (Cash) Under Subjective Component of Long-Term Equity Incentive Compensation (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed February 22, 2017, Exhibit 10.2)

10.3
Form of Grant of Phantom Units Under Objective Component of Long-Term Equity Incentive Compensation (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed February 22, 2017, Exhibit 10.3)

10.4	Form of Retention Bonus Agreement (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed February 22, 2017, Exhibit 10.4)
31.1*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

* Filed herewith

** Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

May 3, 2017	By:	/s/ James Daniel Westcott
James Daniel Westcott
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)