Form 10-Q
period 2017-06-30
LEGACY RESERVES LP
filed 2017-08-04
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

72,880,260 units representing limited partner interests in the registrant were outstanding as of August 1, 2017.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30, 2017	December 31, 2016
	(In thousands)
Current assets:
Cash	$1,214	$2,555
Accounts receivable, net:
Oil and natural gas	42,189	43,192
Joint interest owners	26,673	23,414
Other	401	2
Fair value of derivatives (Notes 4 and 5)	24,343	6,162
Prepaid expenses and other current assets (Note 1)	8,457	7,447
Total current assets	103,277	82,772
Oil and natural gas properties using the successful efforts method, at cost:
Proved properties	3,276,421	3,305,856
Unproved properties	22,287	13,448
Accumulated depletion, depreciation, amortization and impairment	(2,125,166)	(2,137,395)
	1,173,542	1,181,909
Other property and equipment, net of accumulated depreciation and amortization of $11,047 and $10,412, respectively	2,898	3,423
Operating rights, net of amortization of $5,567 and $5,369, respectively	1,449	1,648
Fair value of derivatives (Notes 4 and 5)	27,767	20,553
Other assets	8,452	8,874
Investments in equity method investees	658	647
Total assets	$1,318,043	$1,299,826

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND PARTNERS' DEFICIT
	June 30, 2017	December 31, 2016
	(In thousands)
Current liabilities:
Accounts payable	$8,983	$9,092
Accrued oil and natural gas liabilities (Note 1)	61,767	53,248
Fair value of derivatives (Notes 4 and 5)	94	9,743
Asset retirement obligation (Note 6)	2,980	2,980
Other	9,016	11,546
Total current liabilities	82,840	86,609
Long-term debt (Note 2)	1,180,047	1,161,394
Asset retirement obligation (Note 6)	268,803	269,168
Fair value of derivatives (Notes 4 and 5)	—	4,091
Other long-term liabilities	643	643
Total liabilities	1,532,333	1,521,905
Commitments and contingencies (Note 3)
Partners' deficit (Note 7):
Series A Preferred equity - 2,300,000 units issued and outstanding at June 30, 2017 and December 31, 2016	55,192	55,192
Series B Preferred equity - 7,200,000 units issued and outstanding at June 30, 2017 and December 31, 2016	174,261	174,261
Incentive distribution equity - 100,000 units issued and outstanding at June 30, 2017 and December 31, 2016	30,814	30,814
Limited partners' deficit - 72,559,430 and 72,056,097 units issued and outstanding at June 30, 2017 and December 31, 2016, respectively	(474,412)	(482,200)
General partner's deficit (approximately 0.03%)	(145)	(146)
Total partners' deficit	(214,290)	(222,079)
Total liabilities and partners' deficit	$1,318,043	$1,299,826
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, except per unit data)
Revenues:
Oil sales	$46,096	$41,272	$95,238	$71,592
Natural gas liquids (NGL) sales	4,921	3,922	9,971	6,375
Natural gas sales	41,830	28,173	87,185	61,259
Total revenues	92,847	73,367	192,394	139,226

Expenses:
Oil and natural gas production	44,802	44,561	96,019	94,584
Production and other taxes	4,145	3,390	8,304	5,963
General and administrative	8,581	10,993	19,133	20,427
Depletion, depreciation, amortization and accretion	27,689	37,668	56,485	74,627
Impairment of long-lived assets	1,821	—	9,883	15,447
(Gain) loss on disposal of assets	11,049	(9,141)	5,525	(40,842)
Total expenses	98,087	87,471	195,349	170,206

Operating loss	(5,240)	(14,104)	(2,955)	(30,980)

Other income (expense):
Interest income	8	16	9	54
Interest expense (Notes 2, 4 and 5)	(20,614)	(20,302)	(40,747)	(45,478)
Gain on extinguishment of debt (Note 2)	—	19,998	—	150,802
Equity in income (loss) of equity method investees	1	(9)	12	(14)
Net gains (losses) on commodity derivatives (Notes 4 and 5)	14,516	(37,675)	49,185	(20,637)
Other	402	(98)	362	(192)
Income (loss) before income taxes	(10,927)	(52,174)	5,866	53,555
Income tax expense	(150)	(87)	(571)	(487)
Net income (loss)	$(11,077)	$(52,261)	$5,295	$53,068
Distributions to preferred unitholders	(4,750)	(4,750)	(9,500)	(8,708)
Net income (loss) attributable to unitholders	$(15,827)	$(57,011)	$(4,205)	$44,360

Income (loss) per unit - basic and diluted (Note 7)	$(0.22)	$(0.81)	$(0.06)	$0.64
Weighted average number of units used in computing net income (loss) per unit -
Basic and diluted	72,354	70,071	72,229	69,518
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(UNAUDITED)

	Series A Preferred Equity		Series B Preferred Equity		Incentive Distribution Equity		Partners' Deficit
	Units	Amount	Units	Amount	Units	Amount	Limited Partner Units	Limited Partner Amount	General Partner Amount	Total Partners' Deficit
	(In thousands)
Balance, December 31, 2016	2,300	$55,192	7,200	$174,261	100	$30,814	72,056	$(482,200)	$(146)	$(222,079)
Units issued to Legacy Board of Directors for services	—	—	—	—	—	—	287	586	—	586
Unit-based compensation	—	—	—	—	—	—	—	1,908	—	1,908
Vesting of restricted and phantom units	—	—	—	—	—	—	216	—	—	—
Net income	—	—	—	—	—	—	—	5,294	1	5,295
Balance, June 30, 2017	2,300	$55,192	7,200	$174,261	100	$30,814	72,559	$(474,412)	$(145)	$(214,290)

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$5,295	$53,068
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depletion, depreciation, amortization and accretion	56,485	74,627
Amortization of debt discount and issuance costs	3,713	6,975
Gain on extinguishment of debt	—	(150,802)
Impairment of long-lived assets	9,883	15,447
(Gain) loss on derivatives	(49,942)	26,269
Equity in (income) loss of equity method investees	(12)	14
Unit-based compensation	2,827	4,003
(Gain) loss on disposal of assets	5,525	(40,842)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, oil and natural gas	1,003	(1,634)
(Increase) decrease in accounts receivable, joint interest owners	(3,259)	11,626
(Increase) decrease in accounts receivable, other	(399)	84
(Increase) decrease in other assets	160	(2,452)
Decrease in accounts payable	(109)	(9,859)
Increase in accrued oil and natural gas liabilities	8,519	4,513
Decrease in other liabilities	(4,558)	(5,663)
Total adjustments	29,836	(67,694)
Net cash provided by (used in) operating activities	35,131	(14,626)
Cash flows from investing activities:
Investment in oil and natural gas properties	(61,910)	(14,103)
(Costs) proceeds associated with sale of assets	(199)	87,475
Investment in other equipment	(110)	(312)
Net cash settlements received on commodity derivatives	10,807	44,871
Net cash (used in) provided by investing activities	(51,412)	117,931
Cash flows from financing activities:
Proceeds from long-term debt	211,000	81,000
Payments of long-term debt	(196,000)	(181,402)
Payments of debt issuance costs	(60)	(3,769)
Net cash provided by (used in) financing activities	14,940	(104,171)
Net decrease in cash and cash equivalents	(1,341)	(866)
Cash, beginning of period	2,555	2,006
Cash, end of period	$1,214	$1,140
Non-cash investing and financing activities:
Asset retirement obligations associated with properties sold	$(5,650)	$(21,664)
Note receivable received in exchange for sale of oil and natural gas properties	$748	$—
Units issued in exchange for outstanding Senior Notes	$—	$(6,607)
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Summary of Significant Accounting Policies

(a)	Organization, Basis of Presentation and Description of Business

Legacy Reserves LP ("LRLP," "Legacy" or the "Partnership") and, unless the context indicates otherwise, its affiliated entities, are referred to as Legacy in these consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

(b)	Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Revenue payable to joint interest owners	$23,485	$19,576
Accrued lease operating expense	14,564	17,696
Accrued capital expenditures	12,471	7,019
Accrued ad valorem tax	7,502	5,300
Other	3,745	3,657
	$61,767	$53,248

(c) Restricted Cash

Restricted cash on our Balance Sheet as of June 30, 2017 and December 31, 2016 is recorded as $3.2 million and $3.6 million, respectively, in the "Prepaid expenses and other current assets" line. The restricted cash amounts represent various deposits to secure the performance of contracts, surety bonds and other obligations incurred in the ordinary course of business.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. Legacy is currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements.

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

(2)	Long-Term Debt

Long-term debt consists of the following as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(In thousands)
Credit Facility due 2019	$478,000	$463,000
Second Lien Term Loans due 2020	60,000	60,000
8% Senior Notes due 2020	232,989	232,989
6.625% Senior Notes due 2021	432,656	432,656
	1,203,645	1,188,645
Unamortized discount on Second Lien Term Loans and Senior Notes	(11,579)	(12,802)
Unamortized debt issuance costs	(12,019)	(14,449)
Total Long-Term Debt	$1,180,047	$1,161,394

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

The Current Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
first lien debt to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available to not be greater than: (i) 3.00 to 1.00, at any time during the fiscal quarter ending June 30, 2017 and (ii) 2.50 to 1.00, at any time on or after July 1, 2017;

•	secured debt to EBITDA as of the last day of any fiscal quarter for the four fiscal quarters then ending of not more than 4.5 to 1.0, beginning with the fiscal quarter ending on December 31, 2018;

•	as of the last day of the most recent quarter, total EBITDA over the last four quarters to total interest expense over the last four quarters to be greater than 2.0 to 1.0;

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

As of June 30, 2017, Legacy was in compliance with all financial and other covenants of the Current Credit Agreement. Depending on future oil and natural gas prices, Legacy could breach certain financial covenants under its revolving credit facility, which would constitute a default under its revolving credit facility. Such default, if not remedied, would require a waiver from Legacy's lenders in order for it to avoid an event of default and, subject to certain limitations, subsequent acceleration of all amounts outstanding under its revolving credit facility and potential foreclosure on its oil and natural gas properties. If the lenders under Legacy's revolving credit facility were to accelerate the indebtedness under its revolving credit facility as a result of a default, such acceleration could cause a cross-default of all of its other outstanding indebtedness, including its Second Lien Term Loans, its 8% Senior Notes due 2020 (the "2020 Senior Notes") and its 6.625% Senior Notes due 2021 (the "2021 Senior Notes" and, together with the 2020 Senior Notes, the “Senior Notes”), and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, Legacy believes the long-term global outlook for commodity prices and its efforts to date will be viewed positively by its lenders. The Current Credit Agreement contains a covenant that currently prohibits us from paying distributions to our limited partners, including holders of our preferred units.

As of June 30, 2017, Legacy had approximately $478.0 million drawn under the Current Credit Agreement at a weighted-average interest rate of 3.80%, leaving approximately $120.1 million of availability under the Current Credit Agreement. For the six-month period ended June 30, 2017, Legacy paid in cash $9.5 million of interest expense on the Current Credit Agreement.

Second Lien Term Loan Credit Agreement

On October 25, 2016, Legacy entered into a Term Loan Credit Agreement (the “Second Lien Term Loan Credit Agreement”) among Legacy, as borrower, Cortland Capital Market Services LLC, as administrative agent and second lien collateral agent, and the lenders party thereto, providing for term loans up to an aggregate principal amount of $300.0 million (the “Second Lien Term Loans”). GSO Capital Partners L.P. (“GSO”) and certain funds and accounts managed, advised or sub-advised, by GSO are the initial lenders thereunder. The Second Lien Term Loans mature on August 31, 2020. The Second Lien Term Loans are secured on a second lien priority basis by the same collateral that secures Legacy's Current Credit Agreement and are unconditionally guaranteed on a joint and several basis by the same wholly owned subsidiaries of Legacy that are guarantors under the Current Credit Agreement. As of June 30, 2017, Legacy had approximately $60.0 million drawn under the Second Lien Term Loan Credit Agreement. On August 1, 2017 Legacy drew an additional $145.0 million under the Second Lien Term Loan Credit Agreement in order to fund certain payments in connection with the amendment and restatement of Legacy's Development Agreement with Jupiter JV LP. For more information, please read “—Footnote 10—Subsequent Events."The remaining $95.0 million of availability as of August 1, 2017 under the Second Lien Term Loan Credit Agreement is available until October 25, 2017. The Second Lien Term Loan Credit Agreement contains a covenant that prohibits Legacy from paying distributions to its limited partners, including holders of its preferred units, if Total Debt to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available is greater than 4.00 to 1.00.

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

In connection with the Second Lien Term Loan Credit Agreement, a customary intercreditor agreement was entered into by Wells Fargo Bank National Association, as priority lien agent, and Cortland Capital Markets Services LLC, as junior lien agent, and acknowledged and accepted by Legacy and the subsidiary guarantors.

As of June 30, 2017, Legacy was in compliance with all financial and other covenants of the Second Lien Term Loan Credit Agreement.

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

The terms of the 2021 Senior Notes, including details related to Legacy's guarantors, are substantially identical to the terms of the 2020 Senior Notes with the exception of the interest rate and redemption provisions noted below. Legacy will have the option to redeem the 2021 Senior Notes, in whole or in part, at any time on or after June 1, 2017, at the specified redemption prices set forth below together with any accrued and unpaid interest, if any, to the date of redemption if redeemed during the twelve-month period beginning on June 1 of the years indicated below.

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017:

	Fair Value Measurements at June 30, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2017
	(In thousands)
LTIP (a)	$—	$(557)	$—	$(557)
Oil and natural gas derivatives	—	50,446	630	51,076
Interest rate swaps	—	940	—	940
Total	$—	$50,829	$630	$51,459

(a)	See Note 8 for further discussion on unit-based compensation expenses and the related Long-Term Incentive Plan ("LTIP") liability for certain grants accounted for under the liability method.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
	(In thousands)
Beginning balance	$1,666	$(2,828)	$8	$(4,493)
Total gains (losses)	(747)	888	492	899
Settlements, net	(289)	650	130	2,304
Ending balance	$630	$(1,290)	$630	$(1,290)
Gains (losses) included in earnings relating to derivatives still held as of June 30, 2017 and 2016	$(631)	$581	$89	$978

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

Nonrecurring fair value measurements of proved oil and natural gas properties during the six-month period ended June 30, 2017 consist of:

	Fair Value Measurements During the Six Months Ended June 30, 2017 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Impairment (a)	$—	$—	$10,899

(a)
Legacy periodically reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the six-month period ended June 30, 2017, Legacy incurred impairment charges of $9.9 million as oil and natural gas properties with a net cost basis of $20.8 million were written down to their fair value of $10.9 million. In order to determine whether the carrying value of an asset is recoverable, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The carrying amount of the revolving long-term debt of $478 million as of June 30, 2017 approximates fair value because Legacy's current borrowing rate does not materially differ from market rates for similar bank borrowings. Legacy has classified the revolving long-term debt as a Level 2 item within the fair value hierarchy. The carrying amount of the second lien term loan debt under Legacy’s Second Lien Term Loan Credit Agreement approximates fair value because Legacy’s current borrowing rate does not materially differ from market rates for similar borrowings. Legacy has classified the Second Lien Term Loans as a Level 2 item within the fair value hierarchy. As of June 30, 2017, the fair values of the 2020 Senior Notes and the 2021 Senior Notes were $166.2 million and $300.7 million, respectively. As these valuations are based on unadjusted quoted prices in an active market, the fair values are classified as Level 1 items within the fair value hierarchy.

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

The following table sets forth a reconciliation of the changes in fair value of Legacy's commodity derivatives for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
	(In thousands)
Beginning fair value of commodity derivatives	$43,131	$112,688	$12,698	$118,427
Total gain (loss) - oil derivatives	7,776	(5,411)	22,776	(2,892)
Total gain (loss) - natural gas derivatives	6,740	(32,264)	26,409	(17,745)
Crude oil derivative cash settlements received	(3,559)	(9,760)	(6,698)	(22,345)
Natural gas derivative cash settlements received	(3,012)	(12,333)	(4,109)	(22,525)
Ending fair value of commodity derivatives	$51,076	$52,920	$51,076	$52,920

Certain of our commodity derivatives and interest rate derivatives are presented on a net basis on the Consolidated Balance Sheets. The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our Consolidated Balance Sheets as of the dates indicated below (in thousands):

	June 30, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$65,471	$(14,395)	$51,076
Interest rate derivatives	1,114	(80)	1,034
Total derivative assets	$66,585	$(14,475)	$52,110

Offsetting Derivative Liabilities:
Commodity derivatives	$(14,395)	$14,395	$—
Interest rate derivatives	(174)	80	(94)
Total derivative liabilities	$(14,569)	$14,475	$(94)

	December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$56,103	$(30,648)	$25,455
Interest rate derivatives	1,328	(68)	1,260
Total derivative assets	$57,431	$(30,716)	$26,715

Offsetting Derivative Liabilities:
Commodity derivatives	$(43,405)	$30,648	$(12,757)
Interest rate derivatives	(1,145)	68	(1,077)
Total derivative liabilities	$(44,550)	$30,716	$(13,834)

As of June 30, 2017, Legacy had the following NYMEX West Texas Intermediate ("WTI") crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Time Period	Volumes (Bbls)	Price per Bbl	Range per Bbl
July-December 2017	92,000	$84.75	$84.75
2018	730,000	$55.04	$55.00	-	$55.15

As of June 30, 2017, Legacy had the following Midland-to-Cushing crude oil differential swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

		Average	Price
Time Period	Volumes (Bbls)	Price per Bbl	Range per Bbl
July-December 2017	1,104,000	$(0.30)	$(0.75)	$(0.05)
2018	2,190,000	$(1.22)	$(1.25)	$(1.15)

As of June 30, 2017, Legacy had the following NYMEX WTI crude oil costless collars that combine a long put with a short call as indicated below:

		Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Call Price per Bbl
July-December 2017	1,104,000	$45.00	$59.02
2018	1,551,250	$47.06	$60.29

As of June 30, 2017, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put and long put with a fixed-price swap as indicated below:

		Average Long	Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
July-December 2017	92,000	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

As of June 30, 2017, Legacy had the following NYMEX Henry Hub natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Time Period	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
July-December 2017	13,800,000	$3.36	$3.29	$3.39
2018	42,200,000	$3.25	$3.04	$3.39
2019	25,800,000	$3.36	$3.29	$3.39

As of June 30, 2017, Legacy had the following NYMEX Henry Hub costless collars that combine a long put with a short call as indicated below:

		Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu
July-December 2017	7,360,000	$2.90	$3.44

As of June 30, 2017, Legacy had the following NYMEX Henry Hub natural gas derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average Short Put	Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
July-December 2017	2,520,000	$3.75	$4.25	$5.53

As of June 30, 2017, Legacy had the following Henry Hub NYMEX to Northwest Pipeline, California SoCal NGI and San Juan Basin natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

	July-December 2017
		Average
	Volumes (MMBtu)	Price per MMBtu
NWPL	3,680,000	$(0.16)
SoCal	1,260,400	$0.11
San Juan	1,260,400	$(0.10)

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

Legacy does not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
	(In thousands)
Beginning fair value of interest rate swaps	$1,025	$(4,695)	$183	$(362)
Total gain (loss) on interest rate swaps	(334)	(1,977)	90	(7,049)
Cash settlements paid	249	678	667	1,417
Ending fair value of interest rate swaps	$940	$(5,994)	$940	$(5,994)

The table below summarizes the interest rate swap position as of June 30, 2017:

	Weighted Average			Estimated Fair Value at
Notional Amount	Fixed Rate	Effective Date	Maturity Date	June 30, 2017
(Dollars in thousands)
$115,000	0.850%	9/1/2015	9/1/2017	$93
$235,000	1.363%	9/1/2015	9/1/2019	847
Total fair value of interest rate derivatives				$940

(6)	Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the six months ended June 30, 2017 and year ended December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Asset retirement obligation - beginning of period	$272,148	$286,405
Liabilities incurred with properties acquired	—	24
Liabilities incurred with properties drilled	—	1
Liabilities settled during the period	(1,102)	(2,351)
Liabilities associated with properties sold	(5,650)	(24,605)
Current period accretion	6,387	12,674
Asset retirement obligation - end of period	$271,783	$272,148

(7)	Partners' Deficit

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

The Series A Preferred Units and the Series B Preferred Units trade on NASDAQ under the symbols "LGCYP" and "LGCYO,” respectively.

On January 21, 2016, Legacy announced that its general partner suspended monthly cash distributions for both its Series A Preferred Units and its Series B Preferred Units. As of June 30, 2017, $2.92 of distributions per unit were in arrears, representing a total cumulative arrearage of approximately $27.7 million.

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

The Incentive Distribution Units (except for the Unvested IDUs) represent a right to incremental cash distributions from Legacy after certain target levels of distributions are paid to unitholders, which targets were set above the levels of Legacy's distributions to unitholders at the time of issuance to WPX. As of June 4, 2017, all of the Unvested IDUs had been forfeited pursuant to their terms of issuance.

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

Income (loss) per unit

The following table sets forth the computation of basic and diluted income (loss) per unit:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$(11,077)	$(52,261)	$5,295	$53,068
Distributions to preferred unitholders	(4,750)	(4,750)	(9,500)	(8,708)
Net income (loss) attributable to unitholders	$(15,827)	$(57,011)	(4,205)	44,360
Weighted average number of units outstanding	72,354	70,071	72,229	69,518
Effect of dilutive securities:
Restricted and phantom units	—	—	—	—
Weighted average units and potential units outstanding	72,354	70,071	72,229	69,518
Basic and diluted income per unit	$(0.22)	$(0.81)	$(0.06)	$0.64

For the three and six months ended June 30, 2017, 324,604 restricted units and 1,389,773 phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect. For the three and six months ended June 30, 2016, 431,691 restricted units and 1,212,692 phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect.

(8)	Unit-Based Compensation

Long-Term Incentive Plan

On March 15, 2006, the LTIP for Legacy was implemented for its employees, consultants and directors, its affiliates and its general partner. On June 12, 2015, the unitholders of Legacy approved an amendment to the LTIP to provide for an increase in the number of units available for issuance from 2,000,000 to 5,000,000. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights ("UARs"). As of June 30, 2017, grants of awards net of forfeitures and, in the case of phantom units, historical exercises covering 3,388,947 units had been made, comprised of 266,014 unit option awards, 1,012,394 restricted unit awards, 1,389,773 phantom unit awards and 720,766 unit awards. The UAR awards and certain phantom unit awards granted under the LTIP may only be settled in cash, and therefore are not included in the aggregate number of units granted under the LTIP. The LTIP is administered by the compensation committee (the “Compensation Committee”) of the board of directors of LRGPLLC.

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

Legacy did not issue UARs to employees during the year ended December 31, 2016 or the six-month period ended June 30, 2017.

For the six-month periods ended June 30, 2017 and 2016, Legacy recorded $(86,290) and $112,100, respectively, of compensation (benefit) expense due to the change in liability from December 31, 2016 and 2015, respectively, based on its use of the Black-Scholes model to estimate the June 30, 2017 and 2016 fair value of these UARs (see Note 4). As of June 30, 2017, there was a total of approximately $49,339 of unrecognized compensation costs related to the unexercised and non-vested portion of these UARs. At June 30, 2017, this cost was expected to be recognized over a weighted-average period of approximately 1.15 years. Compensation expense is based upon the fair value as of June 30, 2017 and is recognized as a percentage of the service period satisfied. Based on historical data, Legacy has assumed a volatility factor of approximately 85% and employed the Black-Scholes model to estimate the June 30, 2017 fair value to be realized as compensation cost based on the percentage of service period satisfied. Based on historical data, Legacy has assumed an estimated forfeiture rate of 5.4%. Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed no annual distribution.

A summary of UAR activity for the six months ended June 30, 2017 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	884,546	$20.75	3.68	$—
Expired and forfeited	(95,108)	23.90
Outstanding at June 30, 2017	789,438	$20.37	3.52	$—

UARs exercisable at June 30, 2017	501,263	$24.22	2.75	$—

The following table summarizes the status of Legacy’s non-vested UARs since January 1, 2017:

	Non-Vested UARs
	Number of Units	Weighted-Average Exercise Price
Non-vested at January 1, 2017	314,177	$14.16
Vested	(14,668)	20.00
Forfeited	(9,667)	17.31
Non-vested at June 30, 2017	289,842	$13.67

Legacy has used a weighted-average risk-free interest rate of 1.7% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at June 30, 2017 whose terms are consistent with the expected life of the UARs. Expected life represents the period of time that UARs are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Six Months Ended
June 30, 2017
Expected life (years)	3.52
Risk free interest rate	1.7%
Annual distribution rate per unit	$0.00
Volatility	85.5%

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

Compensation expense related to the phantom units was $1.9 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively.

Restricted Units

During the year ended December 31, 2016, Legacy issued an aggregate of 137,569 restricted units to non-executive employees. The restricted units vest ratably over a three-year period beginning at the date of grant. During the six-month period ended June 30, 2017, Legacy did not issue restricted units to any employees. Compensation expense related to restricted units was $1.0 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was a total of $1.4 million of unrecognized compensation expense related to the unvested portion of these restricted units. At June 30, 2017, this cost was expected to be recognized over a weighted-average period of 1.7 years. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at June 30, 2017, do not include 324,604 units related to unvested restricted unit awards.

Board Units

On May 10, 2016, Legacy granted and issued 39,526 units to each of its non-employee directors. The value of each unit was $2.59 at the time of issuance.

On May 16, 2017, Legacy granted and issued 47,847 units to each of the six non-employee directors who receive compensation for their service on Legacy's board of directors. The value of each unit was $2.04 at the time of issuance.

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

(10) Subsequent Events

On August 1, 2017, Legacy, along with Jupiter JV LP (“Investor”), entered into the First Amended and Restated Development Agreement (the “Restated Agreement”), which amends and restates the Development Agreement, dated July 2, 2015, between Legacy and Investor (the “Original Development Agreement”) pursuant to which Legacy and Investor agreed to participate in the funding, exploration, development and operation of certain of Legacy’s undeveloped oil and gas properties in the Permian Basin. Under the Restated Agreement, the parties have committed to develop a tranche of 16 wells (the "Second Tranche"), and Legacy must propose an additional tranche of 10 wells in which Investor can elect to participate (the “Third Tranche”). Investor may elect to combine the drilling of the wells to be included in the Third Tranche into the Second Tranche. Investor’s share of its portion of development costs will be limited to $40 million for the Second Tranche, and, if Investor elects to participate in the Third Tranche, its portion of development costs will be limited to $50 million for those wells.

In accordance with the Restated Agreement, Legacy made a payment of $141 million (the “Acceleration Payment”) to cause the reversion of Investor's working interest from 80% to 15% of the parties' combined interests in all wells contained in the first tranche such that Legacy's working interest reverted from 20% to 85% of the parties' combined working interests in all wells contained in the tranche, and all undeveloped assets subject to the terms of the Restated Agreement reverted back to Legacy. Legacy will account for the reversion of interests as a result of the Acceleration Payment as a business combination of incremental working interest in all wells contained in the First Tranche. Pursuant to the Restated Agreement, Investor shall fund 40% of the costs to the parties' combined interests to develop the wells in the Second Tranche of 16 wells in exchange for an undivided 33.7% working interest of Legacy’s original working interest in the wells, subject to a reversionary interest of 6.3% of Legacy’s original working interest in the wells upon the occurrence of Investor achieving a 15% internal rate of return in the aggregate with respect to such tranche of wells. Investor will have the option to fund the Third Tranche on identical terms and will also have the opportunity to participate in a maximum of 6 additional wells per tranche in the Restated Agreement’s area of mutual interest. The Restated Agreement provides that Investor can suspend its obligation to fund wells in a tranche upon the occurrence of certain events, but that Legacy can continue to drill and fund on its own any such wells in which Investor elects to not participate (subject to Investor's later right to participate in such wells in accordance with the Restated Agreement). Additionally, the management fee to be paid to Legacy under the Management Services Agreement entered into at the time of the execution of the Original Development Agreement has been proportionately reduced to reflect Investor’s decreased working interest in the properties.

The Acceleration Payment was funded by a $145 million draw under the Second Lien Term Loan Credit Agreement. In connection with the draw under the Second Lien Term Loan Credit Agreement, the lenders of Legacy's Current Credit Agreement affirmed Legacy's borrowing base at $600 million.

In connection with the execution of the Restated Agreement, GSO, as lender under our Second Lien Term Loan Credit Agreement, has provided a waiver to Legacy to make capital expenditures that are expected to be required to develop the assets under the Restated Agreement.

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

Overview

Our revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. Sustained periods of low prices for oil or natural gas have had and could continue to have a material adverse impact on our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. Oil and natural gas prices experienced a significant drop in late 2014 and 2015. Prices recovered modestly in 2016 but still remain at levels lower than previously seen before the decline began in 2014. Having financed significant acquisitions in leveraged transactions prior to this downturn, our financial condition has been materially adversely impacted as is evidenced by our proved reserve value and operating cash flow relative to our debt obligations. To illustrate the sensitivity of our proved reserves to fluctuations in commodity prices, we recalculated our proved reserves as of December 31, 2016 using the five-year average forward price as of

June 30, 2017 for both WTI oil and NYMEX natural gas. While this 5-year NYMEX forward strip price is not necessarily indicative of our overall outlook on future commodity prices, this commonly used methodology may help provide investors with an understanding of the impact of the recent commodity price environment. Under such assumptions, we estimate our year-end proved reserves increased by approximately 10.5% to 160.0 MMBoe from our 2016 year-end reported 144.8 MMBoe.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
	(In thousands, except per unit data)
Revenues:
Oil sales	$46,096	$41,272	$95,238	$71,592
Natural gas liquids (NGL) sales	4,921	3,922	9,971	6,375
Natural gas sales	41,830	28,173	87,185	61,259
Total revenue	$92,847	$73,367	$192,394	$139,226
Expenses:
Oil and natural gas production, excluding ad valorem taxes	$42,262	$41,520	$91,490	$88,181
Ad valorem taxes	$2,540	$3,041	$4,529	$6,403
Total oil and natural gas production	$44,802	$44,561	$96,019	$94,584
Production and other taxes	$4,145	$3,390	$8,304	$5,963
General and administrative, excluding transaction related expenses and LTIP	$7,046	$7,777	$15,669	$15,469
Transaction related expenses	$52	$714	$84	$791
LTIP expense	$1,483	$2,502	$3,380	$4,167
Total general and administrative	$8,581	$10,993	$19,133	$20,427
Depletion, depreciation, amortization and accretion	$27,689	$37,668	$56,485	$74,627
Commodity derivative cash settlements:
Oil derivative cash settlements received	$3,559	$9,760	$6,698	$22,345
Natural gas derivative cash settlements received	$3,012	$12,333	$4,109	$22,525
Production:
Oil (MBbls)	1,044	1,039	2,081	2,108
Natural gas liquids (MGal)	8,514	9,663	16,167	17,904
Natural gas (MMcf)	15,604	16,743	31,196	34,009
Total (MBoe)	3,847	4,060	7,665	8,202
Average daily production (Boe/d)	42,275	44,615	42,348	45,066
Average sales price per unit (excluding derivative cash settlements):
Oil price (per Bbl)	$44.15	$39.72	$45.77	$33.96
Natural gas liquids price (per Gal)	$0.58	$0.41	$0.62	$0.36
Natural gas price (per Mcf)	$2.68	$1.68	$2.79	$1.80
Combined (per Boe)	$24.13	$18.07	$25.10	$16.97
Average sales price per unit (including derivative cash settlements):
Oil price (per Bbl)	$47.56	$49.12	$48.98	$44.56
Natural gas liquids price (per Gal)	$0.58	$0.41	$0.62	$0.36
Natural gas price (per Mcf)	$2.87	$2.42	$2.93	$2.46
Combined (per Boe)	$25.84	$23.51	$26.51	$22.45
Average WTI oil spot price (per Bbl)	$48.10	$45.46	$49.85	$39.55
Average Henry Hub natural gas spot price (per MMbtu)	$3.08	$2.15	$3.05	$2.07
Average unit costs per Boe:
Oil and natural gas production, excluding ad valorem taxes	$10.99	$10.23	$11.94	$10.75
Ad valorem taxes	$0.66	$0.75	$0.59	$0.78
Production and other taxes	$1.08	$0.83	$1.08	$0.73
General and administrative excluding transaction related expenses and LTIP	$1.83	$1.92	$2.04	$1.89
Total general and administrative	$2.23	$2.71	$2.50	$2.49
Depletion, depreciation, amortization and accretion	$7.20	$9.28	$7.37	$9.10

Results of Operations

Three-Month Period Ended June 30, 2017 Compared to Three-Month Period Ended June 30, 2016

Our revenues from the sale of oil were $46.1 million and $41.3 million for the three-month periods ended June 30, 2017 and 2016, respectively. Our revenues from the sale of NGLs were $4.9 million and $3.9 million for the three-month periods ended June 30, 2017 and 2016, respectively. Our revenues from the sale of natural gas were $41.8 million and $28.2 million for the three-month periods ended June 30, 2017 and 2016, respectively. The $4.8 million increase in oil revenues reflects the increase in average realized price of $4.43 per Bbl (11%) due to an increase in average West Texas Intermediate (“WTI”) crude oil prices of $2.64 per Bbl and improving regional differentials as well as an increase in production due to our development activity. The $1.0 million increase in NGL sales reflects an increase in the realized NGL price of approximately $0.17 per Gal (41%) partially offset by lower production in our non-operated Piceance Basin properties. The $13.7 million increase in natural gas revenues reflects an increase in realized natural gas prices partially offset by lower production. Average realized natural gas prices increased by $1.00 per Mcf (60%) during the three months ended June 30, 2017 compared to the same period in 2016 primarily due to the increase in average NYMEX Henry Hub natural gas prices of $0.93 (43%) per Mcf. Our natural gas production decreased by approximately 1,139 MMcf (7%) primarily due to natural production declines and immaterial divestitures.
For the three-month period ended June 30, 2017, we recorded $14.5 million of net gains on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net gains recognized during the three-month period ended June 30, 2017 are primarily due to an increase in the value of our natural gas derivative position resulting from a decrease in commodity prices during the quarter and favorable cash settlements. For the three-month period ended June 30, 2016, we recorded $37.7 million of net losses on oil and natural gas derivatives. Settlements of such contracts resulted in cash receipts of $6.6 million and $22.1 million during the three months ended June 30, 2017 and 2016, respectively.
Our oil and natural gas production expenses, excluding ad valorem taxes, increased to $42.3 million ($10.99 per Boe) for the three-month period ended June 30, 2017 from $41.5 million ($10.23 per Boe) for the three-month period ended June 30, 2016. This increase is primarily attributable to increased workover and repair activity across all operating regions. Our ad valorem tax expense decreased to $2.5 million ($0.66 per Boe) for the three-month period ended June 30, 2017 compared to $3.0 million ($0.75 per Boe) for the three-month period ended June 30, 2016. The decrease was attributable to lower historical oil and natural gas commodity prices, resulting in lower reserve valuations, upon which much of our ad valorem taxes are based, resulting in lower ad valorem tax expense on a per Boe basis.
Our production and other taxes were $4.1 million and $3.4 million for the three-month periods ended June 30, 2017 and 2016, respectively. Production and other taxes increased due to the increase in our weighted average product price as tax rates remained consistent.
Our general and administrative expenses were $8.6 million and $11.0 million for the three-month periods ended June 30, 2017 and 2016, respectively. General and administrative expenses decreased $2.4 million due to general cost reduction efforts.
We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $27.7 million and $37.7 million for the three-month periods ended June 30, 2017 and 2016, respectively. DD&A decreased $10.0 million due primarily to lower depletion across much of our asset base due to the reduced depletable basis resulting from the significant impairment realized in prior periods.
In the three-month period ended June 30, 2017, we recognized $1.8 million of impairment expense on four separate producing fields primarily related to increased operating expenses. We did not recognize any impairment expense for the three-month period ended June 30, 2016.
We recorded losses (gains) on disposal of assets of $11.0 million and $(9.1) million for the three-month periods ended June 30, 2017 and 2016, respectively. The losses in 2017 were primarily related to the disposition of oil and natural gas assets operated under a CO2 flood. The gains in 2016 primarily consisted of dispositions of unproved leasehold acreage.
We recorded interest expense of $20.6 million and $20.3 million for the three-month periods ended June 30, 2017 and 2016, respectively. Interest expense remained consistent period over period as additional expense associated with new borrowings under our Second Lien Term Loan Credit Agreement were offset by interest expense savings from bond repurchases and exchanges completed in 2016.
As a result of the items described above, Legacy recorded a net loss of $11.1 million and $52.3 million for the three-month periods ended June 30, 2017 and 2016, respectively.

Six-Month Period Ended June 30, 2017 Compared to Six-Month Period Ended June 30, 2016

Our revenues from the sale of oil were $95.2 million and $71.6 million for the six-month periods ended June 30, 2017 and 2016, respectively. Our revenues from the sale of NGLs were $10.0 million and $6.4 million for the six-month periods ended June 30, 2017 and 2016, respectively. Our revenues from the sale of natural gas were $87.2 million and $61.3 million for the six-month periods ended June 30, 2017 and 2016, respectively. The $23.6 million increase in oil revenues reflects the increase in average realized price of $11.81 per Bbl (35%) due to an increase in average WTI crude oil prices of $10.30 per Bbl and an improvement in realized regional differentials partially offset by a decrease in oil production. The $3.6 million increase in NGL sales reflects an increase in the realized NGL price of approximately $0.26 per Gal (73%) due to higher commodity prices partially offset by a decrease in NGL production of 1,737 MGals (10%), primarily due to ethane rejection in our Piceance Basin properties. The $25.9 million increase in natural gas revenues reflects an increase in realized natural gas prices partially offset by a decrease in natural gas production. Average realized natural gas prices increased by $0.99 per Mcf (55%) during the six months ended June 30, 2017 compared to the same period in 2016 due to the increase in average NYMEX Henry Hub natural gas prices of $0.98 per Mcf. Our natural gas production decreased by approximately 2,813 MMcf (8%) due to natural production declines.

For the six-month period ended June 30, 2017, we recorded $49.2 million of net gains on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net gains recognized during the six-month period ended June 30, 2017 are primarily due to a decrease in commodity prices during 2017 and favorable cash settlements received. For the six-month period ended June 30, 2016, we recorded $20.6 million of net losses on oil and natural gas derivatives. Settlements of such contracts resulted in cash receipts of $10.8 million and $44.9 million during the six months ended June 30, 2017 and 2016, respectively.

Our oil and natural gas production expenses, excluding ad valorem taxes, increased to $91.5 million for the six-month period ended June 30, 2017 from $88.2 million for the six-month period ended June 30, 2016. This increase is primarily attributable to increased workover and repair activity across all operating regions. Our ad valorem tax expense decreased to $4.5 million ($0.59 per Boe) for the six-month period ended June 30, 2017 compared to $6.4 million ($0.78 per Boe) for the six-month period ended June 30, 2016 primarily due to lower historical oil and natural gas commodity prices, resulting in lower reserve valuations, upon which much of our ad valorem taxes are based, resulting in a lower cost per Boe.

Our production and other taxes were $8.3 million and $6.0 million for the six-month periods ended June 30, 2017 and 2016, respectively. Production and other taxes increased due to the increase in our weighted average product price as tax rates remained consistent.

Our general and administrative expenses were $19.1 million and $20.4 million for the six-month periods ended June 30, 2017 and 2016, respectively. General and administrative expenses decreased due to general cost reduction efforts.

We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $56.5 million and $74.6 million for the six-month periods ended June 30, 2017 and 2016, respectively. DD&A decreased $18.1 million due primarily to lower depletion across much of our asset base due to the reduced depletable basis resulting from the significant impairment realized in prior periods.

Impairment expense was $9.9 million and $15.4 million for the six-month periods ended June 30, 2017 and 2016, respectively. In the six-month period ended June 30, 2017, we recognized $9.9 million of impairment expense on 11 separate producing fields primarily related to the further decline in oil and natural gas futures prices during the period and increased expenses. Impairment expense for the period ended June 30, 2016 was recognized on 12 separate producing fields primarily related to the further decline in oil and natural gas futures prices during the period.

We recorded losses (gains) on disposal of assets of $5.5 million and $(40.8) million for the six-month periods ended June 30, 2017 and 2016, respectively. The losses in 2017 were primarily related to the disposition of oil and natural gas assets operated under a CO2 flood. The gains in 2016 primarily consisted of dispositions of unproved leasehold acreage.

We recorded interest expense of $40.7 million and $45.5 million for the six-month periods ended June 30, 2017 and 2016, respectively. Interest expense decreased approximately $4.7 million primarily due to decreased interest expense following our repurchase of a portion of our Senior Notes and lower average outstanding revolver balance. This decrease was partially offset by new borrowings under our Second Lien Term Loans.

As a result of the items described above, Legacy recorded net income of $5.3 million and $53.1 million for the six-month periods ended June 30, 2017 and 2016, respectively.

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

The following table presents a reconciliation of our consolidated net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$(11,077)	$(52,261)	$5,295	$53,068
Plus:
Interest expense	20,614	20,302	40,747	45,478
Gain on extinguishment of debt	—	(19,998)	—	(150,802)
Income tax expense	150	87	571	487
Depletion, depreciation, amortization and accretion	27,689	37,668	56,485	74,627
Impairment of long-lived assets	1,821	—	9,883	15,447
(Gain) loss on disposal of assets	11,049	(9,141)	5,525	(40,842)
Equity in (income) loss of equity method investees	(1)	9	(12)	14
Unit-based compensation expense	1,483	2,502	3,380	4,167
Minimum payments earned in excess of overriding royalty interest(a)	470	—	915	802
Net (gains) losses on commodity derivatives	(14,516)	37,675	(49,185)	20,637
Net cash settlements received on commodity derivatives	6,571	22,093	10,807	44,870
Transaction related expenses	52	714	84	791
Adjusted EBITDA	$44,305	$39,650	$84,495	$68,744
____________________

(a)
A portion of minimum payments earned in excess of overriding royalties earned under a contractual agreement expiring December 31, 2019. The remaining amount of the minimum payments are recognized in net income.

For the three months ended June 30, 2017 and 2016, respectively, Adjusted EBITDA increased 12% to $44.3 million from $39.7 million. For the six months ended June 30, 2017 and 2016, respectively, Adjusted EBITDA increased 23% to $84.5 million from $68.7 million. These increases can be attributed to the increase in commodity prices and were partially offset by increased operating expenses due to workovers and repair activities across all operating regions.

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

Based upon current oil and natural gas price expectations and our commodity derivatives positions, we anticipate that our cash flow from operations, commodity hedge realizations and borrowings under our revolver and Second Lien Term Loans will provide us sufficient liquidity to fund our operations in 2017 including our revised capital expenditure budget of $205 million, of which $48.3 million has been spent. However, should oil and natural gas prices decline significantly, we could breach certain financial covenants under our revolving credit facility or our term loan credit agreement, which would constitute a default under our revolving credit facility or our term loan credit agreement. Such a default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and potential subsequent acceleration of all amounts outstanding under our revolving credit facility or our term loan credit agreement or foreclosure on our oil and natural gas properties. Certain payment defaults or acceleration under our revolving credit facility could cause a cross-default or cross-acceleration of all of our other indebtedness. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness. Our revolving credit facility and term loan credit agreement contain covenants that currently prevent us from making distributions to our limited partners, including holders of our preferred units, unless we meet certain financial criteria, which, as of June 30, 2017, we do not meet. Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to operate or to maintain planned levels of capital expenditures. Please see “—Cash Flow from Financing Activities—Credit Facility.”

The amounts available for borrowing under our revolving credit facility are subject to a borrowing base, which is currently set at $600 million. As of August 1, 2017, we had $129.1 million available for borrowing under our revolving credit facility. Our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled on or about October 2017, subject to the parties' rights to have additional redeterminations between scheduled redeterminations.

As of August 1, 2017, after consideration of the $145 million draw discussed below, we had $95 million available for borrowing under our Second Lien Term Loan Credit Agreement until October 25, 2017. Please see “—Cash Flow from Financing Activities—Second Lien Term Loan Credit Agreement.”

Our commodity derivatives position, which we use to mitigate commodity price volatility and (if positive) support our borrowing capacity, resulted in $10.8 million of cash receipts in the six months ended June 30, 2017.

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

A significant portion of our horizontal operated development activity in the Permian Basin is pursued through our development agreement (as amended, the "Development Agreement") with Jupiter JV LP ("Investor"), which was formed by certain of TPG Sixth Street Partners' investment funds. Our capital resources and liquidity benefit from our interest in the development activity under the Development Agreement.

On August 1, 2017, we, along with Investor, entered into the First Amended and Restated Development Agreement (the “Restated Agreement”), which amends and restates the Development Agreement pursuant to which we and Investor agreed to participate in the funding, exploration, development and operation of certain of our undeveloped oil and gas properties in the Permian Basin. Under the Restated Agreement, the parties have committed to develop a tranche of 16 wells (the “Second Tranche”), and we must propose an additional tranche of 10 wells in which Investor can elect to participate (the “Third Tranche”). Investor may elect to combine the drilling of the wells to be included in the Third Tranche into the Second Tranche. Investor’s share of its portion of development costs will be limited to $40 million for the Second Tranche, and, if Investor elects to participate in the Third Tranche, its portion of development costs will be limited to $50 million for those wells.

In accordance with the Restated Agreement, we made a payment of $141 million (the “Acceleration Payment”) to cause the reversion of Investor's working interest from 80% to 15% of the parties' combined interests in all wells contained in the first tranche such that our working interest reverted from 20% to 85% of the parties' combined working interests in all wells contained in the tranche, and all undeveloped assets subject to the terms of the Restated Agreement reverted back to us. We will account for the reversion of interests as a result of the Acceleration Payment as a business combination of incremental working interest in all wells contained in the first tranche. Pursuant to the Restated Agreement, Investor shall fund 40% of the costs to the parties' combined interests to develop the wells in the Second Tranche of 16 wells in exchange for an undivided 33.7% working interest of our original working interest in the wells, subject to a reversionary interest of 6.3% of our original working interest in the wells upon the occurrence of Investor achieving a 15% internal rate of return in the aggregate with respect to such tranche of wells. Investor will have the option to fund the Third Tranche on identical terms and will also have the opportunity to participate in a maximum of 6 additional wells per tranche in the Restated Agreement’s area of mutual interest. The Restated Agreement provides that Investor can suspend its obligation to fund wells in a tranche upon the occurrence of certain events, but that we can continue to drill and fund on our own any such wells in which Investor elects to not participate (subject to Investor's later right to participate in such wells in accordance with the Restated Agreement). Additionally, the management fee to be paid to us under the Management Services Agreement entered into at the time of the execution of the Development Agreement has been proportionately reduced to reflect Investor’s decreased working interest in the properties.

The Acceleration Payment was funded by a $145 million draw under the Second Lien Term Loan Credit Agreement. In connection with the draw under the Second Lien Term Loan Credit Agreement, the lenders of our revolving credit facility affirmed our borrowing base at $600 million.

In connection with the execution of the Restated Agreement, GSO, as lender under our Second Lien Term Loan Credit Agreement, has provided a waiver to us to make capital expenditures that are expected to be required to develop the assets under the Restated Agreement.

Cash Flow from Operations

Our net cash provided by (used in) operating activities was $35.1 million and $(14.6) million for the six-month periods ended June 30, 2017 and 2016, respectively. The 2017 period was impacted by higher realized commodity prices which were partially offset by higher operating expenses.

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

Cash Flow from Investing Activities

We invested $61.9 million of capital for the six-month period ended June 30, 2017, which consisted of $48.3 million for development projects, $13.6 million of individually immaterial acquisitions of oil and natural gas properties and prospective acreage as well as adjustments to prior period acquisitions. We paid $0.2 million of costs net of proceeds related to the divestiture of various oil and natural gas properties in individually immaterial transactions and post close adjustments. We invested $14.1 million of capital for the six-month period ended June 30, 2016, which consisted of $11.7 million for development projects, $2.2 million for adjustments to prior period acquisitions and $0.2 million for immaterial acquisitions. We received $87.5 million of proceeds related to the divestiture of various oil and natural gas properties.

Our annual capital expenditure budget for 2017, which predominantly consists of drilling, recompletion and well stimulation projects, was increased on August 1, 2017 to $205 million to reflect the increased capital expenditure requirement following the reversion of interest in accordance with the Restated Agreement caused by the Acceleration Payment. During the six months ended June 30, 2017, we spent $48.3 million on such capital expenditures. We anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our revolving credit facility and our term loan credit agreement to meet our cash obligations including our remaining planned capital expenditures. Our remaining borrowing capacity under our revolving credit facility is $129.1 million as of August 1, 2017. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, non-operated capital requirements and internally generated cash flow. Future cash distributions will be at levels to be determined based on cash available for distribution, revolving credit facility and second lien term loan covenants, any remaining borrowing capacity for cash distributions under our revolving credit facility, requirements to repay debt and any other factors the board of directors of our general partner may consider. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. We use derivatives to offset price volatility of oil and natural gas prices. For the six-month periods ended June 30, 2017 and 2016, we had favorable settlements of $10.8 million and $44.9 million, respectively, related to our commodity derivatives.

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

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of August 1, 2017, covering the period from July 1, 2017 through December 31, 2019. We use derivatives, including swaps, enhanced swaps and three-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are mostly settled based upon the monthly average closing price of the front-month NYMEX WTI oil, the price on the last trading day of front-month NYMEX Henry Hub natural gas.

Oil Swaps:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
July-December 2017	92,000	$84.75	$84.75
2018	730,000	$55.04	$55.00	-	$55.15

Natural Gas Swaps:

Time Period	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
July-December 2017	13,800,000	$3.36	$3.29	-	$3.39
2018	42,200,000	$3.25	$3.04	-	$3.39
2019	25,800,000	$3.36	$3.29	-	$3.39

We have entered into regional crude oil differential swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) crude oil price less a fixed-price differential. As noted above, we receive a discount to the NYMEX WTI crude oil price at the point of sale. Due to refinery downtime and limited takeaway capacity that has impacted the Permian Basin, the difference between the WTI-ARGUS (Midland) price, which is the price we receive on almost all of our Permian crude oil production, and the WTI-ARGUS (Cushing) price reached historic highs in late 2012 and early 2013 and again in late 2014. We entered into these differential swaps to negate a portion of this volatility. The following table summarizes the oil differential contracts currently in place as of August 1, 2017, covering the period from July 1, 2017 through December 31, 2019:

		Average
Time Period	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
July-December 2017	1,104,000	$(0.30)	$(0.75)	-	$(0.05)
2018	2,190,000	$(1.22)	$(1.25)	-	$(1.15)
2019	730,000	$(1.15)	$(1.15)

We have also entered into multiple NYMEX WTI crude oil costless collar contracts. Each contract combines a long put option or "floor" with a short call option or "ceiling." At an annual WTI market price of $40.00, $50.00 and $65.00, the summary positions below would result in a net price of $45.00, $50.00 and $59.02, respectively for 2017 and $47.06, $50.00 and $60.29, respectively for 2018. The following table summarizes the costless oil collar contracts currently in place as of August 1, 2017, covering the period from July 1, 2017 through December 31, 2018:

		Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Call Price per Bbl
July-December 2017	1,104,000	$45.00	$59.02
2018	1,551,250	$47.06	$60.29

We have also entered into multiple NYMEX WTI crude oil derivative enhanced swap contracts. The enhanced swap contract combines buying a lower-priced put, selling a higher-priced put, and using the net proceeds from these positions to simultaneously obtain a swap at above market prices (“enhanced swap price”). If the market price is at or above the higher-priced short put, this contract allows us to settle at the enhanced swap price. If the market price is below the higher-priced short put but above the lower-priced long put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the higher-priced short put. If the market price is at or below the lower-priced long put, this contract allows us to settle for the lower-priced long put plus the spread between the enhanced swap price and the higher-priced short put. For example, at an annual average WTI market price of $40.00, $50.00 and $65.00, the summary positions below would result in a net price of $65.85, $65.85 and $73.85, respectively for 2017 and $65.50, $65.50 and $73.50, respectively for 2018. The following table summarizes this type of enhanced swap contracts currently in place as of August 1, 2017, covering the period from July 1, 2017 to December 31, 2018:

		Average Long	Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
July-December 2017	92,000	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

We have also entered into multiple NYMEX Henry Hub natural gas costless collar contracts. Each contract combines a long put option or "floor" with a short call option or "ceiling." At an annual Henry Hub price of $2.50, $3.00 and $3.50, the summary position below would result in a net price of $2.90, $3.00 and $3.44, respectively. The following table summarizes the costless natural gas collar contracts currently in place as of August 1, 2017, covering the period from July 1, 2017 through December 31, 2017:

		Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu
July-December 2017	7,360,000	$2.90	$3.44

We have also entered into multiple NYMEX Henry Hub natural gas derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. For example, at an annual average Henry Hub market price of $2.50, $3.00 and $3.50, the summary position below would result in a net price of $3.00, $3.50 and $4.00, respectively for 2017. The following table summarizes the three-way natural gas collar contracts currently in place as of August 1, 2017, covering the period from July 1, 2017 to December 31, 2017:

		Average Short Put	Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
July-December 2017	2,520,000	$3.75	$4.25	$5.53

As of August 1, 2017, Legacy had the following Henry Hub NYMEX to Northwest Pipeline, California SoCal NGI and San Juan Basin natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

	July-December 2017
		Average
	Volumes (MMBtu)	Price per MMBtu
NWPL	3,680,000	$(0.16)
SoCal	1,260,400	$0.11
San Juan	1,260,400	$(0.10)

Cash Flow from Financing Activities

Our net cash provided by financing activities was $14.9 million for the six months ended June 30, 2017, compared to cash used in financing activities of $104.2 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, total net borrowings under our revolving credit facility were $15.0 million.

During the six months ended June 30, 2016, total net payments under our revolving credit facility were $75.0 million. We had cash outflow during the six months ended June 30, 2016 in the amount of $21.5 million for repurchases of our Senior Notes on the open market.

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

As of June 30, 2017, we were in compliance with all covenants of the Current Credit Agreement. Depending on future oil and natural gas prices, we could breach certain financial covenants under our revolving credit facility, which would constitute a default under our revolving credit facility. Such default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our revolving credit facility and potential foreclosure on our oil and natural gas properties. As previously noted, if the lenders under our revolving credit facility were to accelerate, subject to certain limitations, the indebtedness under our revolving credit facility as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness, and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to date, which include the suspension of distributions to our unitholders and holders of our preferred units, as well as asset sales completed and anticipated as of the date of this filing, will be viewed positively by our lenders. If an event of default would occur and were continuing, we would be unable to make borrowings under the Current Credit Agreement, may be unable to make distributions to our unitholders and our financial condition and liquidity would be adversely affected. The Current Credit Agreement contains a covenant that currently prohibits us from paying distributions to our limited partners, including holders of our preferred units. For further information related to our Current Credit Agreement, please refer to "—Footnote 2—Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

As of June 30, 2017, we had approximately $478 million drawn under the Current Credit Agreement at a weighted average interest rate of 3.80%, leaving approximately $120.1 million of availability under the Current Credit Agreement. For the six-month period ended June 30, 2017, we paid in cash $9.5 million of interest expense on the Current Credit Agreement.
We periodically enter into interest rate swap transactions to mitigate the volatility of interest rates. As of June 30, 2017, we had interest rate swaps on notional amounts of $350 million with a weighted average fixed rate of 1.19%. These swaps mature between September 2017 and September 2019.

Second Lien Term Loan Credit Agreement

On October 25, 2016, we entered into a Term Loan Credit Agreement (the “Second Lien Term Loan Credit Agreement”) among us, as borrower, Cortland Capital Market Services LLC, as administrative agent and second lien collateral agent, and the lenders party thereto, providing for term loans up to an aggregate principal amount of $300 million (the “Second Lien Term Loans”). GSO Capital Partners LP ("GSO") and certain funds and accounts managed, advised or sub-advised, by GSO are the initial lenders thereunder. The Second Lien Term Loans are secured on a second lien priority basis by the same collateral that secures our Current Credit Agreement and are unconditionally guaranteed on a joint and several basis by the same wholly owned subsidiaries of ours that are guarantors under the Current Credit Agreement. As of June 30, 2017, we were in compliance with all covenants of the Second Lien Term Loan Credit Agreement. The Second Lien Term Loans mature on August 31, 2020. The Second Lien Term Loan Credit Agreement contains a covenant that currently prohibits us from paying distributions to our unitholders and holders of our preferred units. For further information related to our Second Lien Term Loan Credit Agreement, please refer to "—Footnote 2—Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

As of June 30, 2017, Legacy had approximately $60.0 million drawn under the Second Lien Term Loan Credit Agreement. On August 1, 2017, Legacy drew an additional $145 million under the Second Lien Term Loan Credit Agreement in order to fund the Acceleration Payment. For more information, please read “—Capital Resources and Liquidity.” The remaining $95.0 million of availability as of August 1, 2017 under the Second Lien Term Loan Credit Agreement is available until October 25, 2017.

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

As of June 30, 2017, we were in compliance with all financial and other covenants of the 2020 Senior Notes. As previously noted, if the lenders under our revolving credit facility were to accelerate the indebtedness under our revolving credit facility as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. For further information related to our 2020 Senior Notes please refer to Note 2–Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.

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
On May 13, 2014, we, together with our 100% owned subsidiary Legacy Reserves Finance Corporation, completed a private placement offering to eligible purchasers of an aggregate principal amount of an additional $300 million of our 6.625% 2021 Senior Notes. This issuance of our 2021 Senior Notes was at 99.0% of par. We received approximately $91.8 million of net cash proceeds, after deducting the discount to initial purchasers and offering expenses payable by us.
During the fiscal year ended December 31, 2016, we repurchased a face amount of $117.3 million of our 2021 Senior Notes on the open market.

As of June 30, 2017, we were in compliance with all financial and other covenants of the 2021 Senior Notes. As previously noted, if the lenders under our revolving credit facility were to accelerate the indebtedness under our revolving credit facility as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. For further information related to our 2021 Senior Notes, please refer to Note 2–Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to select and apply accounting policies that best provide the framework to report our results of operations and financial position. The selection and application of those policies requires management to make difficult subjective or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

As of June 30, 2017, our critical accounting policies were consistent with those discussed in our Annual Report on Form 10-K for the period ended December 31, 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers ("ASU 2015-14"), which approved a one-year delay of the standard's effective date. In accordance with ASU 2015-14, the standard is now effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently determining the impacts of the new standard on our contract portfolio. Our approach includes performing a detailed review of key contracts representative of our business and comparing historical accounting policies and practices to the new standard. Our contracts are primarily short-term in nature, and our assessment at this stage is that, other than additional disclosures, we do not expect the new revenue recognition standard will have a material impact on our consolidated financial statements upon adoption.

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

As of June 30, 2017, the fair value of our commodity derivative positions was a net asset of $51.1 million based on NYMEX futures prices from July 2017 to December 2019 for both oil and natural gas. As of December 31, 2016, the fair market value of our commodity derivative positions was a net asset of $12.7 million based on NYMEX futures prices from January 2017 to December 2019 for both oil and natural gas. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from July 2017 through December 2019, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flow from Investing Activities.”

Interest Rate Risks

At June 30, 2017, we had debt outstanding under our revolving credit facility of $478 million, which incurred interest at floating rates in accordance with our revolving credit facility. The average annual interest rate incurred by us under our revolving credit facility for the six-month period ended June 30, 2017 was 3.84%. A 1% increase in LIBOR on our outstanding debt under our revolving credit facility as of June 30, 2017 would result in an estimated $1.28 million increase in annual interest expense assuming our current interest rate hedges remain in place and do not expire. We have entered into interest rate swaps with a weighted-average fixed rate of 1.19% to mitigate the volatility of interest rates on notional amounts of $350 million of floating rate debt.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of units purchased	Price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value of units) that may yet be purchased under the plans or programs
April 24, 2017	336(1)	$2.07	—	—
May 19, 2017	25,267(2)	$2.12	—	—
(1) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $2.07 per unit, the closing price of Legacy's units on the NASDAQ Global Market on April 24, 2017.
(2) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $2.12 per unit, the closing price of Legacy's units on the NASDAQ Global Market on May 19, 2017.

Item 5. Other Information.
On July 31, 2017, Legacy, along with Cortland Capital Market Services LLC as administrative agent and the lenders party thereto, entered into the First Amendment and Waiver to the Term Loan Credit Agreement (the “First Amendment”). The First Amendment amends certain terms of the Second Lien Term Loan Credit Agreement and provides a waiver to Legacy to make capital expenditures that are expected to be required to develop the assets under the Restated Agreement. The description of the First Amendment contained herein is qualified in its entirety by reference to the full text of the First Amendment, which is filed as Exhibit 10.1 hereto and is incorporated by reference herein.

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
First Amendment and Waiver to Term Loan Credit Agreement, among Legacy Reserves LP, as Borrower, Cortland Capital Market Services LLC, as Administrative Agent and the lenders party thereto, dated as of July 31, 2017.

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

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

August 3, 2017	By:	/s/ James Daniel Westcott
James Daniel Westcott
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)