Form 10-Q
period 2017-09-30
LEGACY RESERVES LP
filed 2017-11-01
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

72,855,450 units representing limited partner interests in the registrant were outstanding as of October 30, 2017.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30, 2017	December 31, 2016
	(In thousands)
Current assets:
Cash	$7,548	$2,555
Accounts receivable, net:
Oil and natural gas	46,695	43,192
Joint interest owners	19,457	23,414
Other	—	2
Fair value of derivatives (Notes 5 and 6)	15,566	6,162
Prepaid expenses and other current assets (Note 1)	8,425	7,447
Total current assets	97,691	82,772
Oil and natural gas properties using the successful efforts method, at cost:
Proved properties	3,495,569	3,305,856
Unproved properties	25,463	13,448
Accumulated depletion, depreciation, amortization and impairment	(2,159,559)	(2,137,395)
	1,361,473	1,181,909
Other property and equipment, net of accumulated depreciation and amortization of $11,174 and $10,412, respectively	3,142	3,423
Operating rights, net of amortization of $5,666 and $5,369, respectively	1,350	1,648
Fair value of derivatives (Notes 5 and 6)	16,972	20,553
Other assets	8,704	8,874
Investments in equity method investees	658	647
Total assets	$1,489,990	$1,299,826

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND PARTNERS' DEFICIT
	September 30, 2017	December 31, 2016
	(In thousands)
Current liabilities:
Accounts payable	$5,611	$9,092
Accrued oil and natural gas liabilities (Note 1)	98,104	53,248
Fair value of derivatives (Notes 5 and 6)	646	9,743
Asset retirement obligation (Note 7)	2,980	2,980
Other	29,643	11,546
Total current liabilities	136,984	86,609
Long-term debt (Note 2)	1,330,801	1,161,394
Asset retirement obligation (Note 7)	268,783	269,168
Fair value of derivatives (Notes 5 and 6)	—	4,091
Other long-term liabilities	643	643
Total liabilities	1,737,211	1,521,905
Commitments and contingencies (Note 4)
Partners' deficit (Note 8):
Series A Preferred equity - 2,300,000 units issued and outstanding at September 30, 2017 and December 31, 2016	55,192	55,192
Series B Preferred equity - 7,200,000 units issued and outstanding at September 30, 2017 and December 31, 2016	174,261	174,261
Incentive distribution equity - 100,000 units issued and outstanding at September 30, 2017 and December 31, 2016	30,814	30,814
Limited partners' deficit - 72,594,620 and 72,056,097 units issued and outstanding at September 30, 2017 and December 31, 2016, respectively	(507,335)	(482,200)
General partner's deficit (approximately 0.03%)	(153)	(146)
Total partners' deficit	(247,221)	(222,079)
Total liabilities and partners' deficit	$1,489,990	$1,299,826
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except per unit data)
Revenues:
Oil sales	$59,060	$38,751	$154,298	$110,343
Natural gas liquids (NGL) sales	6,720	3,457	16,691	9,832
Natural gas sales	41,035	41,332	128,220	102,591
Total revenues	106,815	83,540	299,209	222,766

Expenses:
Oil and natural gas production	42,079	43,121	138,098	137,705
Production and other taxes	5,475	3,986	13,779	9,949
General and administrative	10,023	9,231	29,156	29,658
Depletion, depreciation, amortization and accretion	33,715	36,068	90,200	110,695
Impairment of long-lived assets	14,665	4,618	24,548	20,065
(Gain) loss on disposal of assets	(2,034)	(8,447)	3,491	(49,289)
Total expenses	103,923	88,577	299,272	258,783

Operating income (loss)	2,892	(5,037)	(63)	(36,017)

Other income (expense):
Interest income	35	—	44	54
Interest expense (Notes 2, 5 and 6)	(23,621)	(17,080)	(64,368)	(62,558)
Gain on extinguishment of debt (Note 2)	—	—	—	150,802
Equity in income (loss) of equity method investees	—	7	12	(7)
Net gains (losses) on commodity derivatives (Notes 5 and 6)	(13,309)	18,326	35,876	(2,311)
Other	403	(296)	765	(487)
Income (loss) before income taxes	(33,600)	(4,080)	(27,734)	49,476
Income tax expense	(266)	(223)	(837)	(710)
Net income (loss)	$(33,866)	$(4,303)	$(28,571)	$48,766
Distributions to preferred unitholders	(4,750)	(4,750)	(14,250)	(13,458)
Net income (loss) attributable to unitholders	$(38,616)	$(9,053)	$(42,821)	$35,308

Income (loss) per unit - basic and diluted (Note 8)	$(0.53)	$(0.13)	$(0.59)	$0.50
Weighted average number of units used in computing net income (loss) per unit -
Basic and diluted	72,562	72,056	72,341	70,370
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(UNAUDITED)

	Series A Preferred Equity		Series B Preferred Equity		Incentive Distribution Equity		Partners' Deficit
	Units	Amount	Units	Amount	Units	Amount	Limited Partner Units	Limited Partner Amount	General Partner Amount	Total Partners' Deficit
	(In thousands)
Balance, December 31, 2016	2,300	$55,192	7,200	$174,261	100	$30,814	72,056	$(482,200)	$(146)	$(222,079)
Units issued to Legacy Board of Directors for services	—	—	—	—	—	—	287	586	—	586
Unit-based compensation	—	—	—	—	—	—	—	2,843	—	2,843
Vesting of restricted and phantom units	—	—	—	—	—	—	252	—	—	—
Net loss	—	—	—	—	—	—	—	(28,564)	(7)	(28,571)
Balance, September 30, 2017	2,300	$55,192	7,200	$174,261	100	$30,814	72,595	$(507,335)	$(153)	$(247,221)

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(28,571)	$48,766
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation, amortization and accretion	90,200	110,695
Amortization of debt discount and issuance costs	5,624	8,495
Gain on extinguishment of debt	—	(150,802)
Impairment of long-lived assets	24,548	20,065
(Gain) loss on derivatives	(36,790)	5,899
Equity in (income) loss of equity method investees	(12)	7
Unit-based compensation	4,345	5,448
(Gain) loss on disposal of assets	3,491	(49,289)
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(3,503)	(4,194)
Decrease in accounts receivable, joint interest owners	3,957	3,709
Decrease in accounts receivable, other	2	84
Increase in other assets	(808)	(3,150)
Decrease in accounts payable	(3,481)	(8,190)
(Decrease) increase in accrued oil and natural gas liabilities	(642)	3,017
Increase in other liabilities	14,501	6,052
Total adjustments	101,432	(52,154)
Net cash provided by (used in) operating activities	72,861	(3,388)
Cash flows from investing activities:
Investment in oil and natural gas properties	(254,505)	(27,966)
Proceeds associated with sale of assets	5,556	96,508
Investment in other equipment	(481)	(402)
Net cash settlements received on commodity derivatives	17,779	56,483
Net cash (used in) provided by investing activities	(231,651)	124,623
Cash flows from financing activities:
Proceeds from long-term debt	437,000	134,000
Payments of long-term debt	(270,000)	(251,402)
Payments of debt issuance costs	(3,217)	(3,809)
Net cash provided by (used in) financing activities	163,783	(121,211)
Net increase in cash and cash equivalents	4,993	24
Cash, beginning of period	2,555	2,006
Cash, end of period	$7,548	$2,030
Non-cash investing and financing activities:
Asset retirement obligations associated with properties sold	$(8,404)	$(24,301)
Asset retirement obligations associated with property acquisitions	$62	$24
Note receivable received in exchange for sale of oil and natural gas properties	$748	$—
Units issued in exchange for outstanding Senior Notes	$—	$6,607
Change in accrued capital expenditures	$45,498	$—
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

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

(b)	Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Revenue payable to joint interest owners	$15,367	$19,576
Accrued lease operating expense	16,328	17,696
Accrued capital expenditures	52,516	7,019
Accrued ad valorem tax	9,642	5,300
Other	4,251	3,657
	$98,104	$53,248

(c) Restricted Cash

Restricted cash on our Balance Sheet as of September 30, 2017 and December 31, 2016 is recorded as $3.2 million and $3.6 million, respectively, in the "Prepaid expenses and other current assets" line. The restricted cash amounts represent various deposits to secure the performance of contracts, surety bonds and other obligations incurred in the ordinary course of business.

(d) Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations: Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Effective July 1, 2017, Legacy adopted ASU 2017-01. See "—Footnote 3—Asset Acquisition" for discussion of the impact ASU 2017-01 had on Legacy's current period condensed consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU No. 2016-12”). The amendments under this ASU do not change the core revenue recognition principle in Topic 606. In addition, ASU No. 2016-12 provides clarifying guidance in certain narrow areas and adds some practical expedients. These amendments are also effective at the same date that Topic 606 is effective.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. Legacy is currently evaluating the impact of its pending adoption of ASU 2016-02 on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers" ("ASU 2015-14"), which approved a one-year delay of the standard's effective date. In accordance with ASU 2015-14, the standard is now effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Legacy expects to adopt the modified retrospective approach and is currently determining the impacts of the new standard on its contract portfolio. Legacy has identified three revenue streams: oil, natural gas and natural gas liquids. Legacy's approach includes performing a detailed review of key contracts representative of Legacy's business and comparing historical accounting policies and practices to the new standard. Legacy has engaged a consultant to assist with its assessment and final conclusion of the impact of ASU 2016-09 on Legacy's financial statements. Legacy's contracts are primarily short-term in nature, and its assessment at this stage is that, other than additional disclosures, Legacy currently does not expect the new revenue recognition standard will have a material impact on its consolidated financial statements upon adoption; however, Legacy has not completed its analysis.

(2)	Long-Term Debt

Long-term debt consists of the following as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(In thousands)
Credit Facility due 2019	$485,000	$463,000
Second Lien Term Loans due 2020	205,000	60,000
8% Senior Notes due 2020	232,989	232,989
6.625% Senior Notes due 2021	432,656	432,656
	1,355,645	1,188,645
Unamortized discount on Second Lien Term Loans and Senior Notes	(13,844)	(12,802)
Unamortized debt issuance costs	(11,000)	(14,449)
Total Long-Term Debt	$1,330,801	$1,161,394

 Credit Facility

On April 1, 2014, Legacy entered into a five-year $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, Compass Bank, as syndication agent, UBS Securities LLC and U.S. Bank National Association, as co-documentation agents and the lenders party thereto (the “Current Credit Agreement”). Borrowings under the Current Credit Agreement mature on April 1, 2019. Legacy's obligations under the Current Credit Agreement are secured by mortgages on over 95% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in its operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit. The borrowing base was redetermined from $600 million to $575 million on October 5, 2017. The borrowing base is subject to semi-annual redeterminations on or about April 1 and October 1 of each year with the next redetermination scheduled for April 2018. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. Legacy also has the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base then in effect. Any increase in the borrowing base requires the consent of all the lenders and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement. If the requisite lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement so long as it does not increase the borrowing base then in effect. The Current Credit Agreement contains a covenant that prohibits Legacy from paying distributions to its limited partners, including holders of its preferred units, if Total Debt to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available is greater than 4.00 to 1.00.

The Current Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
first lien debt to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available to not be greater than 2.50 to 1.00, at any time on or after July 1, 2017;

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

As of September 30, 2017, Legacy was in compliance with all financial and other covenants of the Current Credit Agreement. Depending on future oil and natural gas prices, Legacy could breach certain financial covenants under its revolving credit facility, which would constitute a default under its revolving credit facility. Such default, if not remedied, would require a waiver from Legacy's lenders in order for it to avoid an event of default and, subject to certain limitations, subsequent acceleration of all amounts outstanding under its revolving credit facility and potential foreclosure on its oil and natural gas properties. If the lenders under Legacy's revolving credit facility were to accelerate the indebtedness under its revolving credit facility as a result of a default, such acceleration could cause a cross-default of all of its other outstanding indebtedness, including its Second Lien Term Loans, its 8% Senior Notes due 2020 (the "2020 Senior Notes") and its 6.625% Senior Notes due 2021 (the "2021 Senior Notes" and, together with the 2020 Senior Notes, the “Senior Notes”), and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, Legacy believes the long-term global outlook for commodity prices and its efforts to date will be viewed positively by its lenders. The Current Credit Agreement contains a covenant that currently prohibits us from paying distributions to our limited partners, including holders of our preferred units.

As of September 30, 2017, Legacy had approximately $485.0 million drawn under the Current Credit Agreement at a weighted-average interest rate of 3.99%, leaving approximately $114.2 million of availability under the Current Credit Agreement. For the nine-month period ended September 30, 2017, Legacy paid in cash $14.7 million of interest expense on the Current Credit Agreement.

Second Lien Term Loan Credit Agreement

On October 25, 2016, Legacy entered into a Term Loan Credit Agreement (the “Second Lien Term Loan Credit Agreement”) among Legacy, as borrower, Cortland Capital Market Services LLC, as administrative agent and second lien collateral agent, and the lenders party thereto, providing for term loans up to an aggregate principal amount of $300.0 million (the “Second Lien Term Loans”). GSO Capital Partners L.P. (“GSO”) and certain funds and accounts managed, advised or sub-advised, by GSO are the initial lenders thereunder. The Second Lien Term Loans mature on August 31, 2020. The Second Lien Term Loans are secured on a second lien priority basis by the same collateral that secures Legacy's Current Credit Agreement and are unconditionally guaranteed on a joint and several basis by the same wholly owned subsidiaries of Legacy that are guarantors under the Current Credit Agreement. As of September 30, 2017, Legacy had approximately $205.0 million drawn under the Second Lien Term Loan Credit Agreement. On October 30, 2017 , Legacy entered into the Second Amendment to the Second Lien Term Loan Credit

Agreement among Legacy, as borrower, Cortland Capital Market Services LLC, as administrative agent and second lien collateral agent, and the lenders party thereto, including GSO and certain funds and accounts managed, advised or sub-advised by GSO, which, among other things, extends the availability of undrawn principal ($95.0 million of availability as of September 30, 2017) to October 25, 2018. The Second Lien Term Loan Credit Agreement contains a covenant that prohibits Legacy from paying distributions to its limited partners, including holders of its preferred units, if Total Debt to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available is greater than 4.00 to 1.00.
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

As of September 30, 2017, Legacy was in compliance with all financial and other covenants of the Second Lien Term Loan Credit Agreement.

Refer to "—Footnote 11—Subsequent Events" for further details on the extension of the availability of undrawn principal amounts under the Second Lien Term Loan Credit Agreement.

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
Legacy may be required to offer to repurchase the 2020 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Legacy's and Legacy Reserves Finance Corporation's obligations under the 2020 Senior Notes are guaranteed by its 100% owned subsidiaries Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc., Legacy Reserves Energy Services LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC, which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of its, or any other guarantor's, other, debt; or (vii) upon merging into, or transferring all of its properties to Legacy or another guarantor and ceasing to exist. Refer to "—Footnote 10—Subsidiary Guarantors" for further details on Legacy's guarantors.

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

(3)	Asset Acquisition

On August 1, 2017, Legacy made a payment in the amount of $141 million (the “Acceleration Payment”) in connection with its First Amended and Restated Development Agreement (the “Restated Agreement”) with Jupiter JV, LP (“Jupiter”). The Acceleration Payment caused the reversion to Legacy of additional working interests in all wells and associated personal property and infrastructure (collectively, the “Wells”) and all undeveloped assets subject to the Restated Agreement. The transaction was accounted for as an asset acquisition in accordance with ASU 2017-01. Therefore, the acquired interests were recorded based upon the cash consideration paid, with all value assigned to proved oil and natural gas properties.

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

(5)	Fair Value Measurements

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017:

	Fair Value Measurements at September 30, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2017
	(In thousands)
LTIP (a)	$—	$(1,141)	$—	$(1,141)
Oil and natural gas derivatives	—	32,490	(1,695)	30,795
Interest rate swaps	—	1,097	—	1,097
Total	$—	$32,446	$(1,695)	$30,751

(a)	See Note 9 for further discussion on unit-based compensation expenses and the related Long-Term Incentive Plan ("LTIP") liability for certain grants accounted for under the liability method.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
	(In thousands)
Beginning balance	$630	$(1,290)	$8	$(4,493)
Total gains (losses)	(2,159)	(36)	(1,667)	863
Settlements, net	(166)	1,215	(36)	3,519
Ending balance	$(1,695)	$(111)	$(1,695)	$(111)
Gains (losses) included in earnings relating to derivatives still held as of September 30, 2017 and 2016	$(1,676)	$351	$(1,921)	$1,147

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

Nonrecurring fair value measurements of proved oil and natural gas properties during the nine-month period ended September 30, 2017 consist of:

	Fair Value Measurements During the Six Months Ended September 30, 2017 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Impairment (a)	$—	$—	$23,153

(a)
Legacy periodically reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the nine-month period ended September 30, 2017, Legacy incurred impairment charges of $24.5 million as oil and natural gas properties with a net cost basis of $47.7 million were written down to their fair value of $23.2 million. In order to determine whether the carrying value of an asset is recoverable, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The carrying amount of the revolving long-term debt of $485 million as of September 30, 2017 approximates fair value because Legacy's current borrowing rate does not materially differ from market rates for similar bank borrowings. Legacy has classified the revolving long-term debt as a Level 2 item within the fair value hierarchy. The carrying amount of the second lien term loan debt under Legacy’s Second Lien Term Loan Credit Agreement approximates fair value because Legacy’s current borrowing rate does not materially differ from market rates for similar borrowings. Legacy has classified the Second Lien Term Loans as a Level 2 item within the fair value hierarchy. As of September 30, 2017, the fair values of the 2020 Senior Notes and the 2021 Senior Notes were $163.1 million and $287.1 million, respectively. As these valuations are based on unadjusted quoted prices in an active market, the fair values are classified as Level 1 items within the fair value hierarchy.

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

The following table sets forth a reconciliation of the changes in fair value of Legacy's commodity derivatives for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
	(In thousands)
Beginning fair value of commodity derivatives	$51,076	$52,920	$12,698	$118,427
Total gain (loss) - oil derivatives	(11,403)	4,001	11,373	1,109
Total gain (loss) - natural gas derivatives	(1,906)	14,325	24,503	(3,420)
Crude oil derivative cash settlements received	(3,102)	(8,089)	(9,800)	(30,434)
Natural gas derivative cash settlements received	(3,870)	(3,524)	(7,979)	(26,049)
Ending fair value of commodity derivatives	$30,795	$59,633	$30,795	$59,633

Certain of our commodity derivatives and interest rate derivatives are presented on a net basis on the Consolidated Balance Sheets. The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our Consolidated Balance Sheets as of the dates indicated below (in thousands):

	September 30, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$43,354	$(11,913)	$31,441
Interest rate derivatives	1,183	(86)	1,097
Total derivative assets	$44,537	$(11,999)	$32,538

Offsetting Derivative Liabilities:
Commodity derivatives	$(12,559)	$11,913	$(646)
Interest rate derivatives	(86)	86	—
Total derivative liabilities	$(12,645)	$11,999	$(646)

	December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$56,103	$(30,648)	$25,455
Interest rate derivatives	1,328	(68)	1,260
Total derivative assets	$57,431	$(30,716)	$26,715

Offsetting Derivative Liabilities:
Commodity derivatives	$(43,405)	$30,648	$(12,757)
Interest rate derivatives	(1,145)	68	(1,077)
Total derivative liabilities	$(44,550)	$30,716	$(13,834)

As of September 30, 2017, Legacy had the following NYMEX West Texas Intermediate ("WTI") crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Time Period	Volumes (Bbls)	Price per Bbl	Range per Bbl
October-December 2017	46,000	$84.75	$84.75
2018	2,190,000	$52.56	$51.20	-	$55.15

As of September 30, 2017, Legacy had the following Midland-to-Cushing crude oil differential swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

		Average	Price
Time Period	Volumes (Bbls)	Price per Bbl	Range per Bbl
October-December 2017	552,000	$(0.30)	$(0.75)	-	$(0.05)
2018	4,015,000	$(1.13)	$(1.25)	-	$(0.80)
2019	730,000	$(1.15)	$(1.15)

As of September 30, 2017, Legacy had the following NYMEX WTI crude oil costless collars that combine a long put with a short call as indicated below:

		Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Call Price per Bbl
October-December 2017	552,000	$45.00	$59.02
2018	1,551,250	$47.06	$60.29

As of September 30, 2017, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put and long put with a fixed-price swap as indicated below:

		Average Long	Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
October-December 2017	46,000	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

As of September 30, 2017, Legacy had the following NYMEX Henry Hub natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Time Period	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
October-December 2017	6,900,000	$3.36	$3.29	-	$3.39
2018	42,200,000	$3.25	$3.04	-	$3.39
2019	25,800,000	$3.36	$3.29	-	$3.39

As of September 30, 2017, Legacy had the following NYMEX Henry Hub costless collars that combine a long put with a short call as indicated below:

		Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu
October-December 2017	3,680,000	$2.90	$3.44

As of September 30, 2017, Legacy had the following NYMEX Henry Hub natural gas derivative three-way collar contracts that combine a long put, a short put and a short call as indicated below:

		Average Short Put	Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
October-December 2017	1,260,000	$3.75	$4.25	$5.53

As of September 30, 2017, Legacy had the following Henry Hub NYMEX to Northwest Pipeline, California SoCal NGI and San Juan Basin natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

	October-December 2017
		Average
	Volumes (MMBtu)	Price per MMBtu
NWPL	1,840,000	$(0.16)
SoCal	630,200	$0.11
San Juan	630,200	$(0.10)

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

Legacy does not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
	(In thousands)
Beginning fair value of interest rate swaps	$940	$(5,994)	$183	$(362)
Total gain (loss) on interest rate swaps	132	1,397	222	(5,652)
Cash settlements paid	25	646	692	2,063
Ending fair value of interest rate swaps	$1,097	$(3,951)	$1,097	$(3,951)

The table below summarizes the interest rate swap position as of September 30, 2017:

	Weighted Average			Estimated Fair Value at
Notional Amount	Fixed Rate	Effective Date	Maturity Date	September 30, 2017
(Dollars in thousands)
$235,000	1.363%	9/1/2015	9/1/2019	$1,097

(7)	Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the nine months ended September 30, 2017 and year ended December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Asset retirement obligation - beginning of period	$272,148	$286,405
Liabilities incurred with properties acquired	62	24
Liabilities incurred with properties drilled	—	1
Liabilities settled during the period	(1,623)	(2,351)
Liabilities associated with properties sold	(8,404)	(24,605)
Current period accretion	9,580	12,674
Asset retirement obligation - end of period	$271,763	$272,148

(8)	Partners' Deficit

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

The Series A Preferred Units and the Series B Preferred Units trade on NASDAQ under the symbols "LGCYP" and "LGCYO,” respectively.

On January 21, 2016, Legacy announced that its general partner suspended monthly cash distributions for both its Series A Preferred Units and its Series B Preferred Units. As of September 30, 2017, $3.42 of distributions per unit were in arrears, representing a total cumulative arrearage of approximately $32.5 million.

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

Income (loss) per unit

The following table sets forth the computation of basic and diluted income (loss) per unit:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$(33,866)	$(4,303)	$(28,571)	$48,766
Distributions to preferred unitholders	(4,750)	(4,750)	(14,250)	(13,458)
Net income (loss) attributable to unitholders	$(38,616)	$(9,053)	(42,821)	35,308
Weighted average number of units outstanding	72,562	72,056	72,341	70,370
Effect of dilutive securities:
Restricted and phantom units	—	—	—	—
Weighted average units and potential units outstanding	72,562	72,056	72,341	70,370
Basic and diluted income (loss) per unit	$(0.53)	$(0.13)	$(0.59)	$0.50

For the three and nine months ended September 30, 2017, 260,830 restricted units and 1,389,773 phantom units were excluded from the calculation of diluted income (loss) per unit due to their anti-dilutive effect. For the three and nine months ended September 30, 2016, 565,594 restricted units and 1,212,692 phantom units were excluded from the calculation of diluted income (loss) per unit due to their anti-dilutive effect.

(9)	Unit-Based Compensation

Long-Term Incentive Plan

On March 15, 2006, the LTIP for Legacy was implemented for its employees, consultants and directors, its affiliates and its general partner. On June 12, 2015, the unitholders of Legacy approved an amendment to the LTIP to provide for an increase in the number of units available for issuance from 2,000,000 to 5,000,000. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights ("UARs"). As of September 30, 2017, grants of awards net of forfeitures and, in the case of phantom units, historical exercises covering 3,385,173 units had been made, comprised of 266,014 unit option awards, 1,008,620 restricted unit awards, 1,389,773 phantom unit awards and 720,766 unit awards. The UAR awards and certain phantom unit awards granted under the LTIP may only be settled in cash, and therefore are not included in the aggregate number of units granted under the LTIP. The LTIP is administered by the compensation committee (the “Compensation Committee”) of the board of directors of LRGPLLC.

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

Legacy did not issue UARs to employees during the year ended December 31, 2016 or the nine-month period ended September 30, 2017.

For the nine-month periods ended September 30, 2017 and 2016, Legacy recorded $(64,430) and $94,876, respectively, of compensation (benefit) expense due to the change in liability from December 31, 2016 and 2015, respectively, based on its use of the Black-Scholes model to estimate the September 30, 2017 and 2016 fair value of these UARs (see Note 5). As of September 30, 2017, there was a total of approximately $40,000 of unrecognized compensation costs related to the unexercised and non-vested portion of these UARs. At September 30, 2017, this cost was expected to be recognized over a weighted-average period of approximately 0.93 years. Compensation expense is based upon the fair value as of September 30, 2017 and is recognized as a percentage of the service period satisfied. Based on historical data, Legacy has assumed a volatility factor of approximately 87% and employed the Black-Scholes model to estimate the September 30, 2017 fair value to be realized as compensation cost based on the percentage of service period satisfied. Based on historical data, Legacy has assumed an estimated forfeiture rate of 5.6%. Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed no annual distribution.

A summary of UAR activity for the nine months ended September 30, 2017 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	884,546	$20.75	3.68	$—
Expired and forfeited	(152,858)	23.60
Outstanding at September 30, 2017	731,688	$20.15	3.52	$—

UARs exercisable at September 30, 2017	589,523	$23.46	3.18	$—

The following table summarizes the status of Legacy’s non-vested UARs since January 1, 2017:

	Non-Vested UARs
	Number of Units	Weighted-Average Exercise Price
Non-vested at January 1, 2017	314,177	$14.16
Vested	(157,011)	20.90
Forfeited	(15,001)	15.29
Non-vested at September 30, 2017	142,165	$6.44

Legacy has used a weighted-average risk-free interest rate of 1.7% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at September 30, 2017 whose terms are consistent with the expected life of the UARs. Expected life represents the period of time that UARs are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Nine Months Ended
September 30, 2017
Expected life (years)	3.52
Risk free interest rate	1.7%
Annual distribution rate per unit	$0.00
Volatility	87.3%

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

Compensation expense related to the phantom units was $3.1 million and $2.7 million for the nine months ended September 30, 2017 and 2016, respectively.

Restricted Units

During the year ended December 31, 2016, Legacy issued an aggregate of 137,569 restricted units to non-executive employees. The restricted units vest ratably over a three-year period beginning at the date of grant. During the nine-month period ended September 30, 2017, Legacy did not issue restricted units to any employees. Compensation expense related to restricted units was $1.3 million and $2.2 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was a total of $1.1 million of unrecognized compensation expense related to the unvested portion of these restricted units. At September 30, 2017, this cost was expected to be recognized over a weighted-average period of 1.7 years. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at September 30, 2017, do not include 260,830 units related to unvested restricted unit awards.

Board Units

On May 10, 2016, Legacy granted and issued 39,526 units to each of its non-employee directors. The value of each unit was $2.59 at the time of issuance.

On May 16, 2017, Legacy granted and issued 47,847 units to each of the six non-employee directors who receive compensation for their service on Legacy's board of directors. The value of each unit was $2.04 at the time of issuance.

(10) Subsidiary Guarantors

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

(11) Subsequent Events

On October 30, 2017 Legacy entered into the Second Amendment to the Second Lien Term Loan Credit Agreement among Legacy, as borrower, Cortland Capital Market Services LLC, as administrative agent and second lien collateral agent, and the lenders party thereto, including GSO and certain funds and accounts managed, advised or sub-advised by GSO, which, among other things, extends the availability of undrawn principal under Legacy's term loan credit agreement ($95.0 million as of September 30, 2017) to October 25, 2018, with any borrowing being subject to approval by each lender thereunder.

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

Overview

Our revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. Sustained periods of low prices for oil or natural gas have had and could continue to have a material adverse impact on our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. Oil and natural gas prices experienced a significant drop in late 2014 and 2015. Prices recovered modestly during 2016 and 2017 but still remain at levels lower than previously seen before the decline began in 2014. Having financed significant acquisitions in leveraged transactions prior to this downturn, our financial condition has been materially adversely impacted as is evidenced by our proved reserve value and operating cash flow relative to our debt obligations. To illustrate the sensitivity of our proved reserves to fluctuations in commodity prices, we recalculated our proved reserves as of December 31, 2016 using the five-year average forward price as of September 30, 2017 for both WTI oil and NYMEX natural gas. While this 5-year NYMEX forward strip price is not necessarily indicative of our overall outlook on future commodity prices, this commonly used methodology may help provide investors with an understanding of the impact of the recent commodity price environment. Under such assumptions, we estimate our year-end proved reserves increased by approximately 10.9% to 160.5 MMBoe from our 2016 year-end reported 144.8 MMBoe.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
	(In thousands, except per unit data)
Revenues:
Oil sales	$59,060	$38,751	$154,298	$110,343
Natural gas liquids (NGL) sales	6,720	3,457	16,691	9,832
Natural gas sales	41,035	41,332	128,220	102,591
Total revenue	$106,815	$83,540	$299,209	$222,766
Expenses:
Oil and natural gas production, excluding ad valorem taxes	$39,515	$40,118	$131,005	$128,299
Ad valorem taxes	$2,564	$3,003	$7,093	$9,406
Total oil and natural gas production	$42,079	$43,121	$138,098	$137,705
Production and other taxes	$5,475	$3,986	$13,779	$9,949
General and administrative, excluding transaction related expenses and LTIP	$8,418	$7,490	$24,087	$22,959
Transaction related expenses	$54	$296	$138	$1,087
LTIP expense	$1,551	$1,445	$4,931	$5,612
Total general and administrative	$10,023	$9,231	$29,156	$29,658
Depletion, depreciation, amortization and accretion	$33,715	$36,068	$90,200	$110,695
Commodity derivative cash settlements:
Oil derivative cash settlements received	$3,102	$8,089	$9,800	$30,434
Natural gas derivative cash settlements received	$3,870	$3,524	$7,979	$26,049
Production:
Oil (MBbls)	1,323	962	3,404	3,070
Natural gas liquids (MGal)	11,375	9,742	27,542	27,646
Natural gas (MMcf)	15,771	16,572	46,967	50,581
Total (MBoe)	4,222	3,956	11,888	12,158
Average daily production (Boe/d)	45,891	43,000	43,546	44,372
Average sales price per unit (excluding derivative cash settlements):
Oil price (per Bbl)	$44.64	$40.28	$45.33	$35.94
Natural gas liquids price (per Gal)	$0.59	$0.35	$0.61	$0.36
Natural gas price (per Mcf)	$2.60	$2.49	$2.73	$2.03
Combined (per Boe)	$25.30	$21.12	$25.17	$18.32
Average sales price per unit (including derivative cash settlements):
Oil price (per Bbl)	$46.99	$48.69	$48.21	$45.86
Natural gas liquids price (per Gal)	$0.59	$0.35	$0.61	$0.36
Natural gas price (per Mcf)	$2.85	$2.71	$2.90	$2.54
Combined (per Boe)	$26.95	$24.05	$26.66	$22.97
Average WTI oil spot price (per Bbl)	$48.18	$44.85	$49.30	$41.35
Average Henry Hub natural gas spot price (per MMbtu)	$2.95	$2.88	$3.01	$2.34
Average unit costs per Boe:
Oil and natural gas production, excluding ad valorem taxes	$9.36	$10.14	$11.02	$10.55
Ad valorem taxes	$0.61	$0.76	$0.60	$0.77
Production and other taxes	$1.30	$1.01	$1.16	$0.82
General and administrative excluding transaction related expenses and LTIP	$1.99	$1.89	$2.03	$1.89
Total general and administrative	$2.37	$2.33	$2.45	$2.44
Depletion, depreciation, amortization and accretion	$7.99	$9.12	$7.59	$9.10

Results of Operations

Three-Month Period Ended September 30, 2017 Compared to Three-Month Period Ended September 30, 2016

Our revenues from the sale of oil were $59.1 million and $38.8 million for the three-month periods ended September 30, 2017 and 2016, respectively. Our revenues from the sale of NGLs were $6.7 million and $3.5 million for the three-month periods ended September 30, 2017 and 2016, respectively. Our revenues from the sale of natural gas were $41.0 million and $41.3 million for the three-month periods ended September 30, 2017 and 2016, respectively. The $20.3 million increase in oil revenues reflects an increase in production due to our Permian horizontal drilling program and increased working interests under our amended and restated development agreement and the increase in average realized price of $4.36 per Bbl (11%) due to an increase in average West Texas Intermediate (“WTI”) crude oil prices of $3.33 per Bbl and improving regional differentials. The $3.3 million increase in NGL sales reflects an increase in the realized NGL price of approximately $0.24 per Gal (69%) and increased production in our Piceance Basin properties. The $0.3 million decrease in natural gas revenues reflects lower production partially offset by an increase in realized natural gas prices. Average realized natural gas prices increased by $0.11 per Mcf (4%) during the three months ended September 30, 2017 compared to the same period in 2016 primarily due to the increase in average NYMEX Henry Hub natural gas prices of $0.07 (2%) per Mcf and improved realized regional differentials. Our natural gas production decreased by approximately 801 MMcf (5%) primarily due to natural production declines, individually immaterial divestitures partially offset by increased working interests under our amended and restated development agreement.
For the three-month period ended September 30, 2017, we recorded $13.3 million of net losses on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net losses recognized during the three-month period ended September 30, 2017 are primarily due to a decrease in the value of our natural gas derivative position resulting from an increase in commodity prices during the quarter partially offset by favorable cash settlements. For the three-month period ended September 30, 2016, we recorded $18.3 million of net gains on oil and natural gas derivatives. Settlements of such contracts resulted in cash receipts of $7.0 million and $11.6 million during the three months ended September 30, 2017 and 2016, respectively.
Our oil and natural gas production expenses, excluding ad valorem taxes, decreased to $39.5 million ($9.36 per Boe) for the three-month period ended September 30, 2017 from $40.1 million ($10.14 per Boe) for the three-month period ended September 30, 2016. This decrease is primarily attributable to cost containment efforts across all operating regions partially offset by costs associated with increased production related to our Permian horizontal drilling program and as well as increased working interests under our amended and restated development agreement. Our ad valorem tax expense decreased to $2.6 million ($0.61 per Boe) for the three-month period ended September 30, 2017 compared to $3.0 million ($0.76 per Boe) for the three-month period ended September 30, 2016. The decrease was attributable to lower historical oil and natural gas commodity prices, resulting in lower reserve valuations, upon which much of our ad valorem taxes are based, resulting in lower ad valorem tax expense.
Our production and other taxes were $5.5 million and $4.0 million for the three-month periods ended September 30, 2017 and 2016, respectively. Production and other taxes increased due to the increase in our production and weighted average product price as tax rates remained consistent.
Our general and administrative expenses were $10.0 million and $9.2 million for the three-month periods ended September 30, 2017 and 2016, respectively. General and administrative expenses increased $0.8 million due to general cost increases.
We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $33.7 million and $36.1 million for the three-month periods ended September 30, 2017 and 2016, respectively. DD&A decreased $2.4 million due primarily to lower depletion across much of our asset base due to the reduced depletable basis resulting from the significant impairment realized in prior periods.
In the three-month periods ended September 30, 2017 and 2016, we recognized impairment expense of $14.7 million and $4.6 million, respectively. The impairment expense in 2017 was recognized on 12 separate producing fields due to lower natural gas futures prices. In the three-month period ended September 30, 2016, we recognized $4.6 million of impairment expense on eight separate producing fields primarily related to well performance and the further decline in oil and natural gas futures prices during the period.
We recorded gains on disposal of assets of $2.0 million and $8.4 million for the three-month periods ended September 30, 2017 and 2016, respectively. The gains in 2017 were primarily related to the disposition of marginal oil and natural gas assets partially offset by costs associated with disposal. The gains in 2016 primarily consisted of dispositions of unproved leasehold acreage.

We recorded interest expense of $23.6 million and $17.1 million for the three-month periods ended September 30, 2017 and 2016, respectively. Interest expense increased period over period due to additional expense associated with new borrowings under our Second Lien Term Loan Credit Agreement.
As a result of the items described above, Legacy recorded a net loss of $33.9 million and $4.3 million for the three-month periods ended September 30, 2017 and 2016, respectively.
Nine-Month Period Ended September 30, 2017 Compared to Nine-Month Period Ended September 30, 2016

Our revenues from the sale of oil were $154.3 million and $110.3 million for the nine-month periods ended September 30, 2017 and 2016, respectively. Our revenues from the sale of NGLs were $16.7 million and $9.8 million for the nine-month periods ended September 30, 2017 and 2016, respectively. Our revenues from the sale of natural gas were $128.2 million and $102.6 million for the nine-month periods ended September 30, 2017 and 2016, respectively. The $44.0 million increase in oil revenues reflects an increase in oil production due to our Permian horizontal drilling program as well as increased working interests under our amended and restated development agreement and the increase in average realized price of $9.39 per Bbl (26%) due to an increase in average WTI crude oil prices of $7.95 per Bbl and improving regional differentials. The $6.9 million increase in NGL sales reflects an increase in the realized NGL price of approximately $0.25 per Gal (70%) due to higher commodity prices. The $25.6 million increase in natural gas revenues reflects an increase in realized natural gas prices partially offset by a decrease in natural gas production. Average realized natural gas prices increased by $0.70 per Mcf (35%) during the nine months ended September 30, 2017 compared to the same period in 2016 due to the increase in average NYMEX Henry Hub natural gas prices of $0.67 per Mcf. Our natural gas production decreased by approximately 3,614 MMcf (7%) due to natural production declines, individually immaterial divestitures partially offset by increased working interests under our amended and restated development agreement.

For the nine-month period ended September 30, 2017, we recorded $35.9 million of net gains on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net gains recognized during the nine-month period ended September 30, 2017 are primarily due to a decrease in commodity prices during 2017 and favorable cash settlements received. For the nine-month period ended September 30, 2016, we recorded $2.3 million of net losses on oil and natural gas derivatives. Settlements of such contracts resulted in cash receipts of $17.8 million and $56.5 million during the nine months ended September 30, 2017 and 2016, respectively.

Our oil and natural gas production expenses, excluding ad valorem taxes, increased to $131.0 million for the nine-month period ended September 30, 2017 from $128.3 million for the nine-month period ended September 30, 2016. This increase is primarily attributable to increased workover and repair activity across all operating regions, increased well count due to our Permian horizontal drilling program and increased working interests under our amended and restated development agreement partially offset by general cost reduction efforts. Our ad valorem tax expense decreased to $7.1 million ($0.60 per Boe) for the nine-month period ended September 30, 2017 compared to $9.4 million ($0.77 per Boe) for the nine-month period ended September 30, 2016 primarily due to lower historical oil and natural gas commodity prices, resulting in lower reserve valuations, upon which much of our ad valorem taxes are based, resulting in lower ad valorem tax expense.

Our production and other taxes were $13.8 million and $9.9 million for the nine-month periods ended September 30, 2017 and 2016, respectively. Production and other taxes increased due to the increase in our weighted average product price as tax rates remained consistent.

Our general and administrative expenses were $29.2 million and $29.7 million for the nine-month periods ended September 30, 2017 and 2016, respectively. General and administrative expenses decreased slightly due to general cost reduction efforts.

We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $90.2 million and $110.7 million for the nine-month periods ended September 30, 2017 and 2016, respectively. DD&A decreased $20.5 million due primarily to lower depletion across much of our asset base due to the reduced depletable basis resulting from the significant impairment realized in prior periods.

Impairment expense was $24.5 million and $20.1 million for the nine-month periods ended September 30, 2017 and 2016, respectively. In the nine-month period ended September 30, 2017, we recognized $24.5 million of impairment expense on 23 separate producing fields primarily related to the further decline in oil and natural gas futures prices during the period and increased expenses. Impairment expense for the period ended September 30, 2016 was recognized on 20 separate producing fields primarily related to the further decline in oil and natural gas futures prices during the period and well performance.

We recorded losses (gains) on disposal of assets of $3.5 million and $(49.3) million for the nine-month periods ended September 30, 2017 and 2016, respectively. The losses in 2017 were primarily related to the disposition of oil and natural gas assets operated under a CO2 flood partially offset by gains on disposal of other immaterial assets. The gains in 2016 primarily consisted of dispositions of unproved leasehold acreage and low volume, high cost producing properties.

We recorded interest expense of $64.4 million and $62.6 million for the nine-month periods ended September 30, 2017 and 2016, respectively. Interest expense increased approximately $1.8 million primarily due to additional expense associated with new borrowings under our Second Lien Term Loan Credit Agreement partially offset by decreased interest expense following our repurchase and exchange of a portion of our Senior Notes in 2016.

As a result of the items described above, Legacy recorded net income (loss) of $(28.6) million and $48.8 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

Non-GAAP Financial Measure

Our management uses Adjusted EBITDA as a tool to provide additional information and metrics relative to the performance of our business. Our management believes that Adjusted EBITDA is useful to investors because this measure is used by many companies in the industry as a measure of operating and financial performance and is commonly employed by financial analysts and others to evaluate the operating and financial performance of the Partnership from period to period and to compare it with the performance of other publicly traded partnerships within the industry. Adjusted EBITDA may not be comparable to a similarly titled measure of other publicly traded limited partnerships or limited liability companies because all companies may not calculate Adjusted EBITDA in the same manner.The following presents a reconciliation of “Adjusted EBITDA,” which is a non-GAAP measure, to its nearest comparable GAAP measure. Adjusted EBITDA should not be considered as an alternative to GAAP measures, such as net income, operating income, cash flow from operating activities, or any other GAAP measure of financial performance. Adjusted EBITDA is defined as net income (loss) plus:

•	Interest expense;

•	Gain on extinguishment of debt

•	Income tax expense;

•	Depletion, depreciation, amortization and accretion;

•	Impairment of long-lived assets;

•	(Gain) loss on disposal of assets;

•	Equity in (income) loss of equity method investees;

•	Unit-based compensation expense related to LTIP unit awards accounted for under the equity or liability methods;

•	Minimum payments earned in excess of overriding royalty interest;

•	Equity in EBITDA of equity method investee;

•	Net (gains) losses on commodity derivatives;

•	Net cash settlements received on commodity derivatives;

•	Transaction related expenses.

The following table presents a reconciliation of our consolidated net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$(33,866)	$(4,303)	$(28,571)	$48,766
Plus:
Interest expense	23,621	17,080	64,368	62,558
Gain on extinguishment of debt	—	—	—	(150,802)
Income tax expense	266	223	837	710
Depletion, depreciation, amortization and accretion	33,715	36,068	90,200	110,695
Impairment of long-lived assets	14,665	4,618	24,548	20,065
(Gain) loss on disposal of assets	(2,034)	(8,447)	3,491	(49,289)
Equity in (income) loss of equity method investees	—	(7)	(12)	7
Unit-based compensation expense	1,551	1,445	4,931	5,612
Minimum payments earned in excess of overriding royalty interest(a)	512	423	1,427	1,225
Net (gains) losses on commodity derivatives	13,309	(18,326)	(35,876)	2,311
Net cash settlements received on commodity derivatives	6,972	11,613	17,779	56,483
Transaction related expenses	54	296	138	1,087
Adjusted EBITDA	$58,765	$40,683	$143,260	$109,428
____________________

(a)
A portion of minimum payments earned in excess of overriding royalties earned under a contractual agreement expiring December 31, 2019. The remaining amount of the minimum payments are recognized in net income.

For the three months ended September 30, 2017 and 2016, respectively, Adjusted EBITDA increased 44% to $58.8 million from $40.7 million. For the nine months ended September 30, 2017 and 2016, respectively, Adjusted EBITDA increased 31% to $143.3 million from $109.4 million. These increases can be attributed to the increase in realized commodity prices, increased oil production from our Permian horizontal drilling program and increased working interests under our amended and restated development agreement.

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

Based upon current oil and natural gas price expectations and our commodity derivatives positions, we anticipate that our cash flow from operations, commodity hedge realizations and borrowings under our revolver and Second Lien Term Loans will provide us sufficient liquidity to fund our operations in 2017 and 2018 including our revised 2017 capital expenditure budget of $205 million, of which $141.5 million has been incurred. However, should oil and natural gas prices decline significantly, we could breach certain financial covenants under our revolving credit facility or our term loan credit agreement, which would constitute a default under our revolving credit facility or our term loan credit agreement. Such a default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and potential subsequent acceleration of all amounts outstanding under our revolving credit facility or our term loan credit agreement or foreclosure on our oil and natural gas properties. Certain payment defaults or acceleration under our revolving credit facility could cause a cross-default or cross-acceleration of all of our other indebtedness. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness. Our revolving credit facility and term loan credit agreement contain covenants that currently prevent us from making distributions to our limited partners, including holders of our preferred units, unless we meet certain financial criteria, which, as of September 30, 2017, we do not meet. Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to operate or to maintain planned levels of capital expenditures. Please see “—Cash Flow from Financing Activities—Credit Facility.”

The amounts available for borrowing under our revolving credit facility are subject to a borrowing base, which is currently set at $575 million. As of October 30, 2017, we had $89.2 million available for borrowing under our revolving credit facility. Our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled on or about April 2018, subject to the parties' rights to have additional redeterminations between scheduled redeterminations.

As of October 30, 2017, we had $95.0 million available for borrowing under our term loan credit agreement. Please see “—Cash Flow from Financing Activities—Second Lien Term Loan Credit Agreement.”

Our commodity derivatives position, which we use to mitigate commodity price volatility and (if positive) support our borrowing capacity, resulted in $17.8 million of cash receipts in the nine months ended September 30, 2017.

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

A significant portion of our horizontal operated development activity in the Permian Basin is pursued through our development agreement (as amended, the "Development Agreement") with Jupiter JV, LP ("Investor"), which was formed by certain of TPG Sixth Street Partners' investment funds. Our capital resources and liquidity benefit from our interest in the development activity under the Development Agreement.

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

In connection with the Restated Agreement, we made a payment of $141 million (the “Acceleration Payment”) to cause the reversion of Investor's working interest from 80% to 15% of the parties' combined interests in all wells contained in the first tranche such that our working interest reverted from 20% to 85% of the parties' combined working interests in all wells contained in the tranche, and all undeveloped assets subject to the terms of the Restated Agreement reverted back to us. The reversion of interests as a result of the Acceleration Payment was accounted for as an asset acquisition. See "—Footnote 3—Asset Acquisition" in the Notes to Condensed Consolidated Financial Statements for discussion of the impact ASU 2017-01 had on our current period consolidated financial statements. Pursuant to the Restated Agreement, Investor shall fund 40% of the costs to the parties' combined interests to develop the wells in the Second Tranche of 16 wells in exchange for an undivided 33.7% working interest of our original working interest in the wells, subject to a reversionary interest of 6.3% of our original working interest in the wells upon the occurrence of Investor achieving a 15% internal rate of return in the aggregate with respect to such tranche of wells. Investor will have the option to fund the Third Tranche on identical terms and will also have the opportunity to participate in a maximum of 6 additional wells per tranche in the Restated Agreement’s area of mutual interest. The Restated Agreement provides that Investor can suspend its obligation to fund wells in a tranche upon the occurrence of certain events, but that we can continue to drill and fund on our own any such wells in which Investor elects to not participate (subject to Investor's later right to participate in such wells in accordance with the Restated Agreement). Additionally, the management fee to be paid to us under the Management Services Agreement entered into at the time of the execution of the Development Agreement has been proportionately reduced to reflect Investor’s decreased working interest in the properties.

The Acceleration Payment was funded by a $145 million draw under term loan credit agreement.

In connection with the execution of the Restated Agreement, GSO, as lender under our term loan credit agreement, has provided a waiver to us to make capital expenditures that are expected to be required to develop the assets under the Restated Agreement.

Cash Flow from Operations

Our net cash provided by (used in) operating activities was $72.9 million and $(3.4) million for the nine-month periods ended September 30, 2017 and 2016, respectively. The 2017 period was impacted by higher realized commodity prices which were partially offset by higher operating expenses.

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

Cash Flow from Investing Activities

We invested $254.5 million of capital for the nine-month period ended September 30, 2017, which consisted of $96.0 million for development projects, exclusive of accrued capital expenditures, $141.4 million related to the Acceleration Payment resulting in the reversion of working interests in properties included in our Restated Agreement, $17.1 million of individually immaterial acquisitions of oil and natural gas properties and prospective acreage as well as adjustments to prior period acquisitions. We received $5.6 million of proceeds net of costs related to the divestiture of various oil and natural gas properties in individually immaterial transactions and post close adjustments. We invested $28.0 million of capital for the nine-month period ended September 30, 2016, which consisted of $18.5 million for development projects, $9.4 million for individually immaterial acquisitions of oil and natural gas properties and adjustments to prior period acquisitions. We received $96.5 million of proceeds related to the divestiture of various oil and natural gas properties in individually immaterial transactions.

Our annual capital expenditure budget for 2017, which predominantly consists of drilling, recompletion and well stimulation projects, was increased on August 1, 2017 to $205 million to reflect the increased capital expenditure requirement following the reversion of working interests in accordance with the Restated Agreement caused by the Acceleration Payment. During the nine months ended September 30, 2017, we incurred $141.5 million of such capital expenditures inclusive of accrued capital expenditures. We anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our revolving credit facility and our term loan credit agreement to meet our cash obligations including our remaining planned capital expenditures. Our remaining borrowing capacity under our revolving credit facility is $89.2 million as of October 30, 2017. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, non-operated capital requirements and internally generated cash flow. Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. We use derivatives to offset price volatility of oil and natural gas prices. For the nine-month periods ended September 30, 2017 and 2016, we had favorable settlements of $17.8 million and $56.5 million, respectively, related to our commodity derivatives.

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

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of October 30, 2017, covering the period from October 1, 2017 through December 31, 2019. We use derivatives, including swaps, enhanced swaps and three-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are mostly settled based upon the monthly average closing price of the front-month NYMEX WTI oil, the price on the last trading day of front-month NYMEX Henry Hub natural gas.

Oil Swaps:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
October-December 2017	46,000	$84.75	$84.75
2018	2,664,500	$53.54	$51.20	-	$58.04

Natural Gas Swaps:

Time Period	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
October-December 2017	6,900,000	$3.36	$3.29	-	$3.39
2018	36,200,000	$3.23	$3.04	-	$3.39
2019	25,800,000	$3.36	$3.29	-	$3.39

We have entered into regional crude oil differential swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) crude oil price less a fixed-price differential. As noted above, we receive a discount to the NYMEX WTI crude oil price at the point of sale. Due to refinery downtime and limited takeaway capacity that has impacted the Permian Basin, the difference between the WTI-ARGUS (Midland) price, which is the price we receive on almost all of our Permian crude oil production, and the WTI-ARGUS (Cushing) price reached historic highs in late 2012 and early 2013 and again in late 2014. We entered into these differential swaps to negate a portion of this volatility. The following table summarizes the oil differential contracts currently in place as of October 30, 2017, covering the period from October 1, 2017 through December 31, 2019:

		Average
Time Period	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
October-December 2017	552,000	$(0.30)	$(0.75)	-	$(0.05)
2018	4,015,000	$(1.13)	$(1.25)	-	$(0.80)
2019	730,000	$(1.15)	$(1.15)

We have also entered into multiple NYMEX WTI crude oil costless collar contracts. Each contract combines a long put option or "floor" with a short call option or "ceiling." At an annual WTI market price of $40.00, $50.00 and $65.00, the summary positions below would result in a net price of $45.00, $50.00 and $59.02, respectively for 2017 and $47.06, $50.00 and $60.29, respectively for 2018. The following table summarizes the costless oil collar contracts currently in place as of October 30, 2017, covering the period from October 1, 2017 through December 31, 2018:

		Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Call Price per Bbl
October-December 2017	552,000	$45.00	$59.02
2018	1,551,250	$47.06	$60.29

We have also entered into multiple NYMEX WTI crude oil derivative enhanced swap contracts. The enhanced swap contract combines buying a lower-priced put, selling a higher-priced put, and using the net proceeds from these positions to simultaneously obtain a swap at above market prices (“enhanced swap price”). If the market price is at or above the higher-priced short put, this contract allows us to settle at the enhanced swap price. If the market price is below the higher-priced short put but above the lower-priced long put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the higher-priced short put. If the market price is at or below the lower-priced long put, this contract allows us to settle for the lower-priced long put plus the spread between the enhanced swap price and the higher-priced short put. For example, at an annual average WTI market price of $40.00, $50.00 and $65.00, the summary positions below would result in a net price of $65.85, $65.85 and $73.85, respectively for 2017 and $65.50, $65.50 and $73.50, respectively for 2018. The following table summarizes this type of enhanced swap contracts currently in place as of October 30, 2017, covering the period from October 1, 2017 to December 31, 2018:

		Average Long	Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
October-December 2017	46,000	$57.00	$82.00	$90.85
2018	127,750	$57.00	$82.00	$90.50

We have also entered into multiple NYMEX Henry Hub natural gas costless collar contracts. Each contract combines a long put option or "floor" with a short call option or "ceiling." At an annual Henry Hub price of $2.50, $3.00 and $3.50, the summary position below would result in a net price of $2.90, $3.00 and $3.44, respectively. The following table summarizes the costless natural gas collar contracts currently in place as of October 30, 2017, covering the period from October 1, 2017 through December 31, 2017:

		Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu
October-December 2017	3,680,000	$2.90	$3.44

We have also entered into multiple NYMEX Henry Hub natural gas derivative three-way collar contracts. Each contract combines a long put, a short put and a short call. The use of the short put allows us to buy a put and sell a call at higher prices, thus establishing a higher ceiling and limiting our exposure to future settlement payments while also restricting our downside risk. If the market price is below the long put fixed price but above the short put fixed price, a three-way collar allows us to settle for the long put fixed price. A three-way collar also allows us to settle for market plus the spread between the short put and the long put in a case where the market price has fallen below the short put fixed price. For example, at an annual average Henry Hub market price of $2.50, $3.00 and $3.50, the summary position below would result in a net price of $3.00, $3.50 and $4.00, respectively for 2017. The following table summarizes the three-way natural gas collar contracts currently in place as of October 30, 2017, covering the period from October 1, 2017 to December 31, 2017:

		Average Short Put	Average Long Put	Average Short Call
Time Period	Volumes (MMBtu)	Price per MMBtu	Price per MMBtu	Price per MMBtu
October-December 2017	1,260,000	$3.75	$4.25	$5.53

As of October 30, 2017, Legacy had the following Henry Hub NYMEX to Northwest Pipeline, California SoCal NGI and San Juan Basin natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

	October-December 2017
		Average
	Volumes (MMBtu)	Price per MMBtu
NWPL	1,840,000	$(0.16)
SoCal	630,200	$0.11
San Juan	630,200	$(0.10)

Cash Flow from Financing Activities

Our net cash provided by financing activities was $163.8 million for the nine months ended September 30, 2017, compared to cash used in financing activities of $121.2 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, total net borrowings under our revolving credit facility were $22.0 million and net borrowings under our Second Lien Term Loans were $145.0 million.

During the nine months ended September 30, 2016, total net payments under our revolving credit facility were $92.0 million. We had cash outflow during the nine months ended September 30, 2016 in the amount of $21.5 million for repurchases of our Senior Notes on the open market.

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

As of September 30, 2017, we were in compliance with all covenants of the Current Credit Agreement. Depending on future oil and natural gas prices, we could breach certain financial covenants under our revolving credit facility, which would constitute a default under our revolving credit facility. Such default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our revolving credit facility and potential foreclosure on our oil and natural gas properties. As previously noted, if the lenders under our revolving credit facility were to accelerate, subject to certain limitations, the indebtedness under our revolving credit facility as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness, and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to date, which include the suspension of distributions to our unitholders and holders of our preferred units, as well as asset sales completed and anticipated as of the date of this filing, will be viewed positively by our lenders. If an event of default would occur and were continuing, we would be unable to make borrowings under the Current Credit Agreement, may be unable to make distributions to our unitholders and our financial condition and liquidity would be adversely affected. The Current Credit Agreement contains a covenant that currently prohibits us from paying distributions to our limited partners, including holders of our preferred units. For further information related to our Current Credit Agreement, please refer to "—Footnote 2—Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

As of September 30, 2017, we had approximately $485 million drawn under the Current Credit Agreement at a weighted average interest rate of 3.99%, leaving approximately $114.2 million of availability under the Current Credit Agreement. For the nine-month period ended September 30, 2017, we paid in cash $14.7 million of interest expense on the Current Credit Agreement.
As part of our routine fall redetermination, our borrowing base was redetermined to $575.0 million, leaving approximately $89.2 million of availability under the Current Credit Agreement as of October 30, 2017.
We periodically enter into interest rate swap transactions to mitigate the volatility of interest rates. As of September 30, 2017, we had interest rate swaps on notional amounts of $235 million with a weighted average fixed rate of 1.36%. These swaps mature in September 2019.

Second Lien Term Loan Credit Agreement

On October 25, 2016, we entered into a Term Loan Credit Agreement (the “Second Lien Term Loan Credit Agreement”) among us, as borrower, Cortland Capital Market Services LLC, as administrative agent and second lien collateral agent, and the lenders party thereto, providing for term loans up to an aggregate principal amount of $300 million (the “Second Lien Term Loans”). GSO Capital Partners LP ("GSO") and certain funds and accounts managed, advised or sub-advised, by GSO are the initial lenders thereunder. The Second Lien Term Loans are secured on a second lien priority basis by the same collateral that secures our Current Credit Agreement and are unconditionally guaranteed on a joint and several basis by the same wholly owned subsidiaries of ours that are guarantors under the Current Credit Agreement. As of September 30, 2017, we were in compliance with all covenants of the Second Lien Term Loan Credit Agreement. The Second Lien Term Loans mature on August 31, 2020. The Second Lien Term Loan Credit Agreement contains a covenant that currently prohibits us from paying distributions to our unitholders and holders of our preferred units. For further information related to our Second Lien Term Loan Credit Agreement, please refer to "—Footnote 2—Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

As of October 30, 2017, Legacy had approximately $205.0 million drawn under the Second Lien Term Loan Credit Agreement. On October 30, 2017 Legacy entered into the Second Amendment to the Second Lien Term Loan Credit Agreement among Legacy, as borrower, Cortland Capital Market Services LLC, as administrative agent and second lien collateral agent, and the lenders party thereto, including GSO and certain funds and accounts managed, advised or sub-advised by GSO, which, among other things, extends the availability of undrawn principal under our term loan credit agreement ($95.0 million as of October 30, 2017) to October 25, 2018, with any borrowing being subject to approval by each lender thereunder.

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

As of September 30, 2017, we were in compliance with all financial and other covenants of the 2020 Senior Notes. As previously noted, if the lenders under our revolving credit facility were to accelerate the indebtedness under our revolving credit facility as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. For further information related to our 2020 Senior Notes please refer to "—Footnote 2—Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

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

As of September 30, 2017, we were in compliance with all financial and other covenants of the 2021 Senior Notes. As previously noted, if the lenders under our revolving credit facility were to accelerate the indebtedness under our revolving credit facility as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. For further information related to our 2021 Senior Notes, please refer to "—Footnote 2—Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

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

As of September 30, 2017, with the exception of the adoption of ASU 2017-01 as discussed in "—Footnote 3—Asset Acquisition" in the Notes to Condensed Consolidated Financial Statements, our critical accounting policies were consistent with those discussed in our Annual Report on Form 10-K for the period ended December 31, 2016.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations: Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Effective July 1, 2017, we adopted ASU 2017-01. See "—Footnote 3—Asset Acquisition" in the Notes to Condensed Consolidated Financial Statements for discussion of the impact ASU 2017-01 had on our current period consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this ASU will not have any material impact on our results of operations, cash flows or financial position.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU No. 2016-12”). The amendments under this ASU do not change the core revenue recognition principle in Topic 606. In addition, ASU No. 2016-12 provides clarifying guidance in certain narrow areas and adds some practical expedients. These amendments are also effective at the same date that Topic 606 is effective.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers ("ASU 2015-14"), which approved a one-year delay of the standard's effective date. In accordance with ASU 2015-14, the standard is now effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We expect to adopt the modified retrospective approach and are currently determining the impacts of the new standard on our contract portfolio. We have identified three revenue streams: oil, natural gas and natural gas liquids. Our approach includes performing a detailed review of key contracts representative of our business and comparing historical accounting policies and practices to the new standard. We have engaged a consultant to assist with our assessment and final conclusion of the impact of ASU 2016-09 on our financial statements. Our contracts are primarily short-term in nature, and our assessment at this stage is that, other than additional disclosures, we currently do not expect the new revenue recognition standard will have a material impact on our consolidated financial statements upon adoption however we have not completed our analysis.

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

As of September 30, 2017, the fair value of our commodity derivative positions was a net asset of $30.8 million based on NYMEX futures prices from October 2017 to December 2019 for both oil and natural gas. As of December 31, 2016, the fair market value of our commodity derivative positions was a net asset of $12.7 million based on NYMEX futures prices from January 2017 to December 2019 for both oil and natural gas. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from October 2017 through December 2019, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flow from Investing Activities.”

Interest Rate Risks

At September 30, 2017, we had debt outstanding under our revolving credit facility of $485 million, which incurred interest at floating rates in accordance with our revolving credit facility. The average annual interest rate incurred by us under our revolving credit facility for the nine-month period ended September 30, 2017 was 4.15%. A 1% increase in LIBOR on our outstanding debt under our revolving credit facility as of September 30, 2017 would result in an estimated $2.5 million increase in annual interest expense assuming our current interest rate hedges remain in place and do not expire. We have entered into interest rate swaps with a weighted-average fixed rate of 1.36% to mitigate the volatility of interest rates on notional amounts of $235 million of floating rate debt.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of units purchased	Price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value of units) that may yet be purchased under the plans or programs
September 22, 2017	24,810(1)	$1.36	—	—
(1) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $1.36 per unit, the closing price of Legacy's units on the NASDAQ Global Market on September 22, 2017.

Item 5. Other Information.
On October 30, 2017 Legacy entered into the Second Amendment to the Second Lien Term Loan Credit Agreement among Legacy, as borrower, Cortland Capital Market Services LLC, as administrative agent and second lien collateral agent, and the lenders party thereto, including GSO and certain funds and accounts managed, advised or sub-advised by GSO, which, among other things, extends the availability of undrawn principal under our term loan credit agreement ($95.0 million as of September 30, 2017) to October 25, 2018, with any borrowing being subject to approval by each lender thereunder.

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
Second Amendment to Term Loan Credit Agreement, among Legacy Reserves LP, as Borrower, Cortland Capital Market Services LLC, as Administrative Agent and the lenders party thereto, dated as of October 30, 2017

10.2
First Amendment and Waiver to Term Loan Credit Agreement, among Legacy Reserves LP, as Borrower, Cortland Capital Market Services LLC, as Administrative Agent and the lenders party thereto, dated as of July 31, 2017. (Incorporated by reference to Legacy Reserves LP’s Quarterly Report on Form 10-Q (File No. 001-33249) filed August 4, 2017, Exhibit 10.1)

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

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

November 1, 2017	By:	/s/ James Daniel Westcott
James Daniel Westcott
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)