Form 10-Q
period 2018-03-31
LEGACY RESERVES LP
filed 2018-05-02
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

76,893,759 units representing limited partner interests in the registrant were outstanding as of April 30, 2018.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31, 2018	December 31, 2017
	(In thousands)
Current assets:
Cash	$—	$1,246
Accounts receivable, net:
Oil and natural gas	66,254	62,755
Joint interest owners	21,074	27,420
Other	2	2
Fair value of derivatives (Notes 7 and 8)	15,034	13,424
Prepaid expenses and other current assets (Note 1)	7,575	7,757
Total current assets	109,939	112,604
Oil and natural gas properties using the successful efforts method, at cost:
Proved properties	3,423,592	3,529,971
Unproved properties	29,492	28,023
Accumulated depletion, depreciation, amortization and impairment	(2,093,640)	(2,204,638)
	1,359,444	1,353,356
Other property and equipment, net of accumulated depreciation and amortization of $11,746 and $11,467, respectively	2,739	2,961
Operating rights, net of amortization of $5,855 and $5,765, respectively	1,162	1,251
Fair value of derivatives (Notes 7 and 8)	14,150	14,099
Other assets	8,175	8,811
Total assets	$1,495,609	$1,493,082

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND PARTNERS' DEFICIT
	March 31, 2018	December 31, 2017
	(In thousands)
Current liabilities:
Accounts payable	$3,363	$13,093
Accrued oil and natural gas liabilities (Note 1)	72,602	81,318
Fair value of derivatives (Notes 7 and 8)	18,164	18,013
Asset retirement obligation (Note 9)	3,214	3,214
Other	42,602	29,172
Total current liabilities	139,945	144,810
Long-term debt, net (Note 2)	1,296,953	1,346,769
Asset retirement obligation (Note 9)	258,554	271,472
Fair value of derivatives (Notes 7 and 8)	628	1,075
Other long-term liabilities	643	643
Total liabilities	1,696,723	1,764,769
Commitments and contingencies (Note 6)
Partners' deficit (Note 10):
Series A Preferred equity - 2,300,000 units issued and outstanding at March 31, 2018 and December 31, 2017	55,192	55,192
Series B Preferred equity - 7,200,000 units issued and outstanding at March 31, 2018 and December 31, 2017	174,261	174,261
Incentive distribution equity - 100,000 units issued and outstanding at March 31, 2018 and December 31, 2017	30,814	30,814
Limited partners' deficit - 76,658,829 and 72,594,620 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively	(461,236)	(531,794)
General partner's deficit (approximately 0.02%)	(145)	(160)
Total partners' deficit	(201,114)	(271,687)
Total liabilities and partners' deficit	$1,495,609	$1,493,082
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per unit data)
Revenues:
Oil sales	$93,411	$49,142
Natural gas liquids (NGL) sales	7,396	5,050
Natural gas sales	36,672	45,355
Total revenues	137,479	99,547

Expenses:
Oil and natural gas production	47,967	51,217
Production and other taxes	7,326	4,159
General and administrative	24,090	10,552
Depletion, depreciation, amortization and accretion	36,547	28,796
Impairment of long-lived assets	—	8,062
Gain on disposal of assets	(20,395)	(5,524)
Total expenses	95,535	97,262

Operating income	41,944	2,285

Other income (expense):
Interest income	12	1
Interest expense (Notes 2, 7 and 8)	(27,368)	(20,133)
Gain on extinguishment of debt (Note 2)	51,693	—
Equity in income of equity method investees	17	11
Net gains (losses) on commodity derivatives (Notes 7 and 8)	(1,704)	34,669
Other	275	(40)
Income before income taxes	64,869	16,793
Income tax expense	(487)	(421)
Net income	$64,382	$16,372
Distributions to preferred unitholders	(4,750)	(4,750)
Net income attributable to unitholders	$59,632	$11,622

Income per unit - basic and diluted (Note 10)	$0.78	$0.16
Weighted average number of units used in computing net income per unit -
Basic	76,350	72,103
Diluted	76,657	72,103
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(UNAUDITED)

	Series A Preferred Equity		Series B Preferred Equity		Incentive Distribution Equity		Partners' Deficit
	Units	Amount	Units	Amount	Units	Amount	Limited Partner Units	Limited Partner Amount	General Partner Amount	Total Partners' Deficit
	(In thousands)
Balance, December 31, 2017	2,300	$55,192	7,200	$174,261	100	$30,814	72,595	$(531,794)	$(160)	$(271,687)
Unit-based compensation	—	—	—	—	—	—	—	263	—	263
Vesting of restricted and phantom units	—	—	—	—	—	—	264	—	—	—
Units issued in exchange for Standstill Agreement	—	—	—	—	—	—	3,800	5,928	—	5,928
Net income	—	—	—	—	—	—	—	64,367	15	64,382
Balance, March 31, 2018	2,300	$55,192	7,200	$174,261	100	$30,814	76,659	$(461,236)	$(145)	$(201,114)

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$64,382	$16,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	36,547	28,796
Amortization of debt discount and issuance costs	7,509	1,805
Gain on extinguishment of debt	(51,693)	—
Impairment of long-lived assets	—	8,062
(Gain) loss on derivatives	837	(35,511)
Equity in income of equity method investees	(17)	(11)
Unit-based compensation	12,324	1,401
Gain on disposal of assets	(20,395)	(5,524)
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(3,499)	(2,698)
Decrease in accounts receivable, joint interest owners	6,346	2,298
Decrease (increase) in other assets	843	(1,870)
Decrease in accounts payable	(9,730)	(4,899)
(Decrease) increase in accrued oil and natural gas liabilities	3,787	19,119
Increase in other liabilities	6,776	7,552
Total adjustments	(10,365)	18,520
Net cash provided by operating activities	54,017	34,892
Cash flows from investing activities:
Investment in oil and natural gas properties	(73,870)	(28,961)
Proceeds associated with sale of assets	27,100	4,397
Investment in other equipment	(57)	(62)
Net cash settlements (paid) received on commodity derivatives	(2,795)	4,236
Net cash used in investing activities	(49,622)	(20,390)
Cash flows from financing activities:
Proceeds from long-term debt	265,626	94,000
Payments of long-term debt	(248,384)	(109,000)
Payments of debt issuance costs	(22,875)	(49)
Net cash used in financing activities	(5,633)	(15,049)
Net decrease in cash and cash equivalents	(1,238)	(547)
Cash, beginning of period (1)	4,438	6,161
Cash, end of period (1)	$3,200	$5,614
Non-cash investing and financing activities:
Asset retirement obligations associated with properties sold	$(15,708)	$(809)
Units issued in exchange for Standstill Agreement	$5,928	$—
Change in accrued capital expenditures	$(12,503)	$—
See accompanying notes to condensed consolidated financial statements.

(1)	Inclusive of $3.2 million and $3.8 million of restricted cash for March 31, 2018 and 2017, respectively. See "—Footnote 1—Summary of Significant Accounting Policies" for further discussion.

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

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

LRLP, a Delaware limited partnership, was formed by its general partner, Legacy Reserves GP, LLC (“LRGPLLC”), on October 26, 2005 to own and operate oil and natural gas properties. LRGPLLC is a Delaware limited liability company formed on October 26, 2005, and owns an approximate 0.02% general partner interest in LRLP.

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

(b) Recent Developments

On March 26, 2018, the Partnership announced its intent to consummate a transaction that would result in the Partnership and LRGPLLC becoming subsidiaries of a newly formed Delaware corporation, Legacy Reserves Inc. (“New Legacy”), and the Partnership’s unitholders and preferred unitholders becoming common stockholders of New Legacy (such Transaction referred to herein collectively as the “Corporate Reorganization”). Upon the consummation of the Corporate Reorganization:

•
New Legacy, which is currently a wholly owned subsidiary of LRGPLLC, will acquire all of the issued and outstanding limited liability company interests in LRGPLLC and will become the sole member of LRGPLLC; and

•
the Partnership will merge with Legacy Reserves Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of New Legacy, with the Partnership continuing as the surviving entity and as a subsidiary of New Legacy (the “Merger”), the limited partner interests of the Partnership other than the incentive distribution units in the Partnership being exchanged for New Legacy common stock and the general partner interest remaining outstanding.

Legacy's Revolving Credit Agreement is classified as a long-term liability as of March 31, 2018; however, it became a current liability as of April 1, 2018 as the credit facility matures on April 1, 2019. Legacy expects to refinance or extend the maturity of this obligation prior to its expiration date and Legacy believes that the consummation of the Corporate Reorganization will improve its ability to do so; however, there is no assurance that Legacy will be able to execute this refinancing or extension or, if Legacy is able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of Legacy's existing Revolving Credit Agreement. If the Corporate Reorganization is not consummated, Legacy believes its ability to refinance or extend the maturity of the Revolving Credit Agreement will be limited. Legacy anticipates that the Corporate Reorganization will close in the middle of 2018, but there is no assurance of any timing, if at all.

(c) Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In thousands)
Revenue payable to joint interest owners	$21,052	$18,510
Accrued lease operating expense	17,693	18,179
Accrued capital expenditures	20,695	33,198
Accrued ad valorem tax	7,249	5,807
Other	5,913	5,624
	$72,602	$81,318

(d) Restricted Cash

Restricted cash on our Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017 is $3.2 million and $3.2 million, respectively, in the "Prepaid expenses and other current assets" line. The restricted cash amounts represent various deposits to secure the performance of contracts, surety bonds and other obligations incurred in the ordinary course of business. Legacy adopted Accounting Standards Update ("ASU") No. 2016-18, "Restricted Cash" as of January 1, 2018.

(e) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. Legacy is currently evaluating the impact of its pending adoption of ASU 2016-02 on our consolidated financial statements.

(2)	Long-Term Debt

Long-term debt consists of the following as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(In thousands)
Credit Facility due 2019	$518,000	$499,000
Second Lien Term Loans due 2020	338,626	205,000
8% Senior Notes due 2020	232,989	232,989
6.625% Senior Notes due 2021	245,579	432,656
	1,335,194	1,369,645
Unamortized discount on Second Lien Term Loans and Senior Notes	(12,946)	(13,101)
Unamortized debt issuance costs	(25,295)	(9,775)
Total Long-Term Debt, net	$1,296,953	$1,346,769

 Credit Facility

On April 1, 2014, Legacy entered into a five-year $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, Compass Bank, as syndication agent, UBS Securities LLC and U.S. Bank National Association, as co-documentation agents and the lenders party thereto (as amended, the “Current Credit Agreement”). Borrowings under the Current Credit Agreement mature on April 1, 2019. Legacy's obligations under the Current Credit Agreement are secured by mortgages on over 95% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in its operating subsidiaries. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit. The borrowing base was reaffirmed at $575 million as part of the spring 2018 redetermination. The borrowing base is subject to semi-annual redeterminations on or about April 1 and October 1 of each year with the next redetermination scheduled for October 2018. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. Legacy also has the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base then in effect. Any increase in the borrowing base requires the consent of all the lenders and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement. If the requisite lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Current Credit Agreement so long as it does not increase the borrowing base then in effect. The Current Credit Agreement contains a covenant that prohibits Legacy from paying distributions to its limited partners, including holders of its preferred units, if (i) Total Debt to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available is greater than 4.00 to 1.00 or (ii) Legacy has unused lender commitments of not less than 15% of the total lender commitments then in effect.

The Current Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
as of any day, first lien debt to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available to not be greater than 2.50 to 1.00;

•
as of the last day of any fiscal quarter, secured debt to EBITDA as of the last day of any fiscal quarter for the four fiscal quarters then ending of not more than 4.5 to 1.0, beginning with the fiscal quarter ending on December 31, 2018;

•	as of the last day of any fiscal quarter, total EBITDA over the last four quarters to total interest expense over the last four quarters to be greater than 2.0 to 1.0;

•
consolidated current assets, as of the last day of the most recent quarter and including the unused amount of the total commitments, to consolidated current liabilities as of the last day of the most recent quarter of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under FASB Accounting Standards Codification 815, which includes the current portion of oil, natural gas and interest rate derivatives; and

•
as of the last day of any fiscal quarter, the ratio of (a) the sum of (i) the net present value using NYMEX forward pricing, discounted at 10 percent per annum, of Legacy’s proved developed producing oil and gas properties as reflected in the most recent reserve report delivered either July 1 or December 31 of each year, as the case may be (giving pro forma effect to material acquisitions or dispositions since the date of such reports) (“PDP PV-10”), (ii) the net mark to market value of Legacy’s swap agreements and (iii) Legacy’s cash and cash equivalents, in each case as of such date to (b) Secured Debt as of such day to be equal to or less than 1.00 to 1.00.

On March 23, 2018, the Partnership entered into an amendment to the Current Credit Agreement (the “Current Credit Agreement Amendment”). The Current Credit Agreement Amendment, subject to certain conditions, among which is the consummation of the Corporate Reorganization, amends certain provisions set forth in the Current Credit Agreement to, among other items:

•	permit the Corporate Reorganization and modify certain provisions to reflect the new corporate structure;

•	provide that New Legacy and the General Partner will guarantee the debt outstanding under the Current Credit Agreement;

•
provide that the Partnership may make unlimited restricted payments, subject to no default or event of default, pro forma availability under the Current Credit Agreement of at least 20%, and pro forma total leverage of not more than 3.00 to 1.00, as well as to pay taxes and ordinary course overhead expenses of New Legacy;

•	waive any “Change in Control” (as defined in the Current Credit Agreement) triggered by the Corporate Reorganization; and

•
permit redemptions of the 2020 Senior Notes, 2021 Senior Notes and loans under the Second Lien Term Loan Credit Agreement (as defined below) with the cash proceeds from the sale of equity interests (or exchanges for equity interests) of New Legacy.

All capitalized terms not defined in the foregoing description have the meaning assigned to them in the Current Credit Agreement Amendment.

As of March 31, 2018, Legacy was in compliance with all financial and other covenants of the Current Credit Agreement. Depending on future oil and natural gas prices, Legacy could breach certain financial covenants under its Current Credit Agreement, which would constitute a default under its Current Credit Agreement. Such default, if not remedied, would require a waiver from Legacy's lenders in order for it to avoid an event of default and, subject to certain limitations, subsequent acceleration of all amounts outstanding under its Current Credit Agreement and potential foreclosure on its oil and natural gas properties. If the lenders under Legacy's Current Credit Agreement were to accelerate the indebtedness under its Current Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of its other outstanding indebtedness, including its Second Lien Term Loans (as defined below), its 8% Senior Notes due 2020 (the "2020 Senior Notes") and its 6.625% Senior Notes due 2021 (the "2021 Senior Notes" and, together with the 2020 Senior Notes, the “Senior Notes”), and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, Legacy believes the long-term global outlook for commodity prices and its efforts to date will be viewed positively by its lenders. The Current Credit Agreement contains a covenant that currently prohibits us from paying distributions to our limited partners, including holders of our preferred units.

As of March 31, 2018, Legacy had approximately $518.0 million drawn under the Current Credit Agreement at a weighted-average interest rate of 4.68%, leaving approximately $56.2 million of availability under the Current Credit Agreement. For the three-month period ended March 31, 2018, Legacy paid in cash $6.2 million of interest expense on the Current Credit Agreement.

Second Lien Term Loan Credit Agreement

On October 25, 2016, Legacy entered into a Term Loan Credit Agreement (as amended, the “Second Lien Term Loan Credit Agreement”) among Legacy, as borrower, Cortland Capital Market Services LLC, as administrative agent and second lien collateral agent, and the lenders party thereto, providing for term loans up to an aggregate principal amount of $300.0 million (the “Second Lien Term Loans”). The Second Lien Term Loans under the Second Lien Term Loan Credit Agreement are issued with an upfront fee of 2% and bear interest at a rate of 12.00% per annum payable quarterly in cash or, prior to the 18 month anniversary of the Second Lien Term Loan Credit Agreement, Legacy may elect to pay in kind up to 50% of the interest payable. GSO Capital

Partners L.P. (“GSO”) and certain funds and accounts managed, advised or sub-advised, by GSO are the initial lenders thereunder. The Second Lien Term Loan Credit Agreement matures on August 31, 2021; provided that, if on July 1, 2020, Legacy has greater than or equal to a face amount of $15.0 million of Senior Notes that were outstanding on the date the Term Loan Credit Agreement was entered into or any other senior notes with a maturity date that is earlier than August 31, 2021, the Term Loan Credit Agreement will mature on August 1, 2020. The Second Lien Term Loans are secured on a second lien priority basis by the same collateral that secures Legacy's Current Credit Agreement and are unconditionally guaranteed on a joint and several basis by the same wholly owned subsidiaries of Legacy that are guarantors under the Current Credit Agreement. As of March 31, 2018, Legacy had approximately $338.6 million drawn under the Second Lien Term Loan Credit Agreement. On December 31, 2017, Legacy entered into the Third Amendment to the Second Lien Term Loan Credit Agreement (the "Third Amendment") among Legacy, as borrower, Cortland Capital Market Services LLC, as administrative agent and second lien collateral agent, and the lenders party thereto, including GSO and certain funds and accounts managed, advised or sub-advised by GSO, which, among other things, increased the maximum amount available for borrowing under the Second Lien Term Loans to $400.0 million, extended the availability of undrawn principal ($61.4 million of availability as of March 31, 2018) to October 25, 2019 and relaxed the asset coverage ratio to 0.85 to 1.00 until the fiscal quarter ended December 31, 2018. The Third Amendment became effective on January 5, 2018. The Second Lien Term Loan Credit Agreement contains a covenant that prohibits Legacy from paying distributions to its limited partners, including holders of its preferred units, if (i) Total Debt to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available is greater than 4.00 to 1.00 or (ii) Legacy has unused lender commitments of not less than 15% of the total lender commitments then in effect.
The Second Lien Term Loan Credit Agreement also contains covenants that, among other things, requires Legacy to:

•
not permit, as of the last day of any fiscal quarter, the ratio of the sum of (i) the net present value using NYMEX forward pricing of Legacy’s PDP PV-10, (ii) the net mark to market value of Legacy’s swap agreements and (iii) Legacy’s cash and cash equivalents to Secured Debt to be less than 0.85 to 1.00 until the fiscal quarter ended December 31, 2018 and 1.00 to 1.00 thereafter; and

•
not permit, as of the last day of any fiscal quarter beginning with the fiscal quarter ending December 31, 2018, Legacy’s ratio of Secured Debt as of such day to EBITDA for the four fiscal quarters then ending to be greater than 4.50 to 1.00.

On March 23, 2018, the Partnership entered into the Fourth Amendment to the Second Lien Term Loan Credit Agreement (the “Term Loan Amendment”). The Term Loan Amendment, subject to certain conditions, among which is the consummation of the Corporate Reorganization, amends certain provisions set forth in the Second Lien Term Loan Credit Agreement to, among other items:

•	permit the Corporate Reorganization and modify certain provisions to reflect the new corporate structure;

•	provide that New Legacy and the General Partner will guarantee the debt outstanding under the Second Lien Term Loan Credit Agreement;

•
provide that the Partnership may make unlimited restricted payments, subject to no default or event of default, pro forma availability under the Second Lien Term Loan Credit Agreement of at least 20%, and pro forma total leverage of not more than 3.00 to 1.00, as well as to pay taxes and ordinary course overhead expenses of New Legacy;

•	waive any “Change in Control” (as defined in the Second Lien Term Loan Credit Agreement) triggered by the Corporate Reorganization;

•
waive any requirement to prepay the Term Loans using the Partnership’s Free Cash Flow or limit Capital Expenditures (each as defined in the Second Lien Term Loan Credit Agreement) prior to March 31, 2019; and

•	permit redemptions of the 2020 Senior Notes and the 2021 Senior Notes with the cash proceeds from the sale of equity interests (or exchanges for equity interests) of New Legacy.

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

As of March 31, 2018, Legacy was in compliance with all financial and other covenants of the Second Lien Term Loan Credit Agreement.

8% Senior Notes Due 2020 ("2020 Senior Notes")

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
Legacy may be required to offer to repurchase the 2020 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture as supplemented. Legacy's and Legacy Reserves Finance Corporation's obligations under the 2020 Senior Notes are guaranteed by its 100% owned subsidiaries Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc., Legacy Reserves Energy Services LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC, which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of its, or any other guarantor's, other, debt; or (vii) upon merging into, or transferring all of its properties to Legacy or another guarantor and ceasing to exist. Refer to "—Footnote 12—Subsidiary Guarantors" for further details on Legacy's guarantors.

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

See "—Footnote 13—Subsequent Events" for further discussion of the 2020 Senior Notes.

6.625% Senior Notes Due 2021 ("2021 Senior Notes")

On May 28, 2013, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $250 million of its 2021 Senior Notes, which were subsequently registered through a public exchange offer that closed on March 18, 2014. The 2021 Senior Notes were issued at 98.405% of par.

On May 13, 2014, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of an additional $300 million of the 2021 Senior Notes, which were subsequently registered through a public exchange offer that closed on February 10, 2015. These 2021 Senior Notes were issued at 99.0% of par.

The terms of the 2021 Senior Notes, including details related to Legacy's guarantors, are substantially identical to the terms of the 2020 Senior Notes with the exception of the interest rate and redemption provisions noted below. Legacy will have the option to redeem the 2021 Senior Notes, in whole or in part, at the specified redemption prices set forth below together with any accrued and unpaid interest, if any, to the date of redemption if redeemed during the twelve-month period beginning on June 1 of the years indicated below.

Year	Percentage
2017	103.313%
2018	101.656%
2019 and thereafter	100.000%
Legacy may be required to offer to repurchase the 2021 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture, as supplemented. The Partnership is in compliance with all financial and other covenants of the 2021 Senior Notes. However, if the lenders under Legacy's Current Credit Agreement were to accelerate the indebtedness under Legacy's Current Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of the 2021 Senior Notes and permit the holders of such notes to accelerate the maturities of such indebtedness.

Interest is payable on June 1 and December 1 of each year.

During the fiscal year ended December 31, 2016, Legacy repurchased a face amount of $117.3 million of its 2021 Senior Notes on the open market.

On December 31, 2017, Legacy entered into a definitive agreement with certain funds managed by Fir Tree Partners ("Fir Tree") pursuant to which Legacy acquired $187.0 million of the 6.625% Notes for a price of approximately $132 million inclusive of accrued but unpaid interest with a settlement date of January 5, 2018. Legacy treated these repurchases for accounting purposes as an extinguishment of debt. Accordingly, Legacy recognized a gain of $51.7 million for the difference between (1) the face amount of the 2021 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price.

See "—Footnote 13—Subsequent Events" for further discussion of the 2021 Senior Notes.

(3)	Impact of ASC 606 Adoption

On January 1, 2018, Legacy adopted ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) using the modified retrospective method of transition applied to all contracts. ASU 2014-09 created ASC 606 - Revenue from Contracts with Customers ("ASC 606"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP and includes a five step process to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.

The impact of adoption on Legacy's current period results is as follows (in thousands):

	Three months ended March 31, 2018
	Under ASC 606	Under ASC 605	Change
	(In thousands)
Revenues:
Oil Sales	$93,411	$93,443	$(32)
Natural gas liquids (NGL) sales	7,396	7,545	(149)
Natural gas sales	36,672	38,133	(1,461)
	$137,479	$139,121	$(1,642)
Costs and expenses:
Oil and natural gas production	$47,967	$49,609	$(1,642)

Net income	$64,382	$64,382	$—

Partners' deficit, as of January 1, 2018	$(271,687)	$(271,687)	$—

The change to oil sales and a related change to oil production expense are due to the conclusion that Legacy transfers control of oil production to purchasers at or near the wellhead. As such, certain transportation expenses that are deducted from the sales price Legacy receives from the purchaser are presented net in revenue in accordance with ASC 606. This represents a change from Legacy's prior practice under ASC 605 of presenting those transportation costs gross as an oil and natural gas production expense.

The change to natural gas and NGL sales and the related change to natural gas production expense are due to the conclusion that Legacy represents an agent in certain gas processing agreements with midstream entities in accordance with the control model in ASC 606. This represents a change from Legacy's previous conclusion utilizing the principal versus agent indicators under ASC 605 that Legacy acted as the principal in those arrangements. As a result, Legacy is required to present certain gathering and processing expenses net in natural gas and NGL sales under ASC 606.

(4)	Revenue from Contracts with Customers

Oil, NGL and natural gas sales revenues are generally recognized at the point in time that control of the product is transferred to the customer and collectability is reasonably assured. This generally occurs when oil or natural gas has been delivered to a pipeline or a tank lifting has occurred. A more detailed summary of the sale of each product type is included below.

Oil Sales

Legacy's oil sales contracts are generally structured such that Legacy sells its oil production to the purchaser at a contractually specified delivery point at or near the wellhead. The crude oil production is priced on the delivery date based upon prevailing index prices less certain deductions related to oil quality and physical location. Legacy recognizes revenue when control transfers to the purchaser upon delivery at the net price received from purchaser.

NGL and Natural Gas Sales

Under Legacy's gas processing contracts, Legacy delivers wet gas to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. The midstream processing entity processes the natural gas and remits proceeds to Legacy for the resulting sales of NGLs and residue gas. In these scenarios, Legacy evaluates whether it is the principal or the agent in the transaction. In virtually all of Legacy's gas processing contracts, Legacy has concluded that it is the agent, and the midstream processing entity is Legacy's customer. Accordingly, Legacy recognizes revenue upon delivery based on the net amount of the proceeds received from the midstream processing entity. Proceeds are generally tied to the prevailing index prices for residue gas and NGLs less deductions for gathering, processing, transportation and other expenses.

Under Legacy's dry gas sales that do not require processing, Legacy sells its natural gas production to third party purchasers at a contractually specified delivery point at or near the wellhead. Pricing provisions are tied to a market index, with certain deductions based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas, and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies. Legacy recognizes revenue upon delivery of the natural gas to third party purchasers based on the relevant index price net of deductions.

Imbalances

Natural gas imbalances occur when Legacy sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If Legacy receives less than its entitled share, the underproduction is recorded as a receivable. Legacy did not have any significant natural gas imbalance positions as of December 31, 2017 and 2016.

Disaggregation of Revenue

Legacy has identified three material revenue streams in its business: oil sales, NGL sales, and natural gas sales. Revenue attributable to each of Legacy's identified revenue streams is disaggregated in the table below.

Three Months Ended
March 31,
2018
(In thousands)
Revenues:
Oil sales	$93,411
Natural gas liquids (NGL) sales	7,396
Natural gas sales	36,672
Total revenues	137,479

Significant Judgments

Principal versus agent

Legacy engages in various types of transactions in which midstream entities process its gas and subsequently market resulting NGLs and residue gas to third-party customers on Legacy's behalf, such as Legacy's percentage-of-proceeds and gas purchase contracts. These types of transactions require judgment to determine whether Legacy is the principal or the agent in the contract and, as a result, whether revenues are recorded gross or net.

Transaction price allocated to remaining performance obligations

A significant number of Legacy's product sales are short-term in nature with a contract term of one year or less. For those contracts, Legacy has utilized the practical expedient in ASC 606 that exempts it from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

For Legacy's product sales that have a contract term greater than one year, Legacy has utilized the practical expedient in ASC 606 that states that it is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, each unit of product represents a separate performance obligation; therefore future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Contract balances

Under Legacy's product sales contracts, it is entitled to payment from purchasers once its performance obligations have been satisfied upon delivery of the product, at which point payment is unconditional, and record invoiced amounts as “Accounts receivable - oil and natural gas” in its consolidated balance sheet.

To the extent actual volumes and prices of oil and natural gas are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and also recorded as “Accounts receivable - oil and natural gas” in the accompanying consolidated balance sheets. In this scenario, payment is also unconditional, as Legacy has satisfied its performance obligations through delivery of the relevant product. As a result, Legacy has concluded that its product sales do not give rise to contract assets or liabilities under ASC 606.

Prior-period performance obligations

Legacy records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and NGL sales may not be received for 30 to 60 days after the date production is delivered, and as a result, Legacy is required to estimate the amount of production that was delivered to the midstream purchaser and the price that will be received for the sale of the product. Additionally, to the extent actual volumes and prices of oil are unavailable for a given reporting period because of timing or information not received from third party purchasers, the expected sales volumes and prices for those barrels of oil are also estimated.

Legacy records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Legacy has existing internal controls in place for its estimation process, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the three months ended March 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

(5)	Asset Acquisition and Dispositions

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

During the three months ended March 31, 2018, Legacy divested certain individually immaterial oil and natural gas assets for net cash proceeds of $27.1 million. These dispositions were treated as asset sales and resulted in a gain on disposition of assets of $20.4 million during the period.

(6)	Commitments and Contingencies

On March 28, 2018, a purported holder of the Partnership’s Preferred Units filed a putative class action challenging the Merger against the Partnership, LRGPLLC and New Legacy (the “Doppelt Action”). The Doppelt Action contains two causes of action challenging the Merger, including breach of the Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") and breach of the implied covenant of good faith and fair dealing. The plaintiff in the Doppelt Action seeks injunctive relief prohibiting consummation of the Merger or, in the event the Merger is consummated, rescission or rescissory damages, as well as reasonable attorneys’ and experts’ fees and expenses. Additionally, on April 4, 2018, a motion to expedite was filed in connection with the Doppelt Action, by which the plaintiff sought a hearing on a motion for a preliminary injunction prior to the close of the Merger and requested that the court set an expedited discovery schedule prior to any such hearing. The plaintiff in the Doppelt Action also filed a lawsuit against the Partnership and the Partnership GP in 2017 for breach of the Partnership Agreement based on the treatment of the accrued but unpaid preferred distributions as “guaranteed payments” for tax purposes. A second putative class action lawsuit challenging the Merger was filed on April 3, 2018 against the Partnership, the LRGPLLC and New Legacy (the “Chammah Ventures Action”). The Chammah Ventures Action contains the same causes of action and that plaintiff seeks substantially the same relief as the plaintiff in the Doppelt Action. On April 13, 2018, the Court issued an order consolidating the Doppelt and Chammah actions and appointing Plaintiff Doppelt as lead plaintiff and his counsel as lead counsel for the putative class action. On April 13, 2018, the Court also granted the motion to expedite the consolidated action. On April 23, 2018 Plaintiff Doppelt filed an Amended Complaint, adding an additional count for breach of the Partnership Agreement. A hearing on Plaintiff's motion for a preliminary injunction and Legacy's motion to dismiss has been set for June 4, 2018.

The Partnership cannot predict the outcome of these or any other lawsuits that might be filed subsequent to the date of the filing of this quarterly report, nor can the Partnership predict the amount of time and expense that will be required to resolve such litigation. The Partnership believes the lawsuits are without merit and intends to vigorously defend against the lawsuits.

Legacy is also, from time to time, involved in litigation and claims arising out of its operations in the normal course of business. Management does not believe that it is probable that the outcome of these actions will have a material adverse effect on

Legacy’s consolidated financial position, results of operations or cash flow, although the ultimate outcome and impact of such legal proceedings on Legacy cannot be predicted with certainty.

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

(7)	Fair Value Measurements

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

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018:

	Fair Value Measurements at March 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2018
	(In thousands)
LTIP (a)	$—	$(14,007)	$—	$(14,007)
Oil and natural gas derivatives	—	(2,500)	9,909	7,409
Interest rate swaps	—	2,983	—	2,983
Total	$—	$(13,524)	$9,909	$(3,615)

(a)	See Note 11 for further discussion on unit-based compensation expenses and the related Long-Term Incentive Plan ("LTIP") liability for certain grants accounted for under the liability method.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended March 31,

	2018	2017
	(In thousands)
Beginning balance	$(5,088)	$8
Total gains	14,060	1,239
Settlements, net	937	419
Ending balance	$9,909	$1,666
Gains included in earnings relating to derivatives still held as of March 31, 2018 and 2017	$13,939	$1,142

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

Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; measurements of oil and natural gas property impairments; and the initial recognition of asset retirement obligations ("ARO") for which fair value is used. These ARO estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, Legacy has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of Legacy’s asset retirement obligation is presented in Note 9.

The carrying amount of the revolving long-term debt of $518 million as of March 31, 2018 approximates fair value because Legacy's current borrowing rate does not materially differ from market rates for similar bank borrowings. Legacy has classified the revolving long-term debt as a Level 2 item within the fair value hierarchy. The carrying amount of the second lien term loan debt under Legacy’s Second Lien Term Loan Credit Agreement approximates fair value because Legacy’s current borrowing rate does not materially differ from market rates for similar borrowings. Legacy has classified the Second Lien Term Loans as a Level 2 item within the fair value hierarchy. As of March 31, 2018, the fair values of the 2020 Senior Notes and the 2021 Senior Notes were $187.9 million and $186.3 million, respectively. As these valuations are based on unadjusted quoted prices in an active market, the fair values are classified as Level 1 items within the fair value hierarchy.

(8)	Derivative Financial Instruments

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

The following table sets forth a reconciliation of the changes in fair value of Legacy's commodity derivatives for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,

	2018	2017
	(In thousands)
Beginning fair value of commodity derivatives	$6,318	$12,698
Total gain (loss) - oil derivatives	(742)	15,000
Total gain (loss) - natural gas derivatives	(962)	19,669
Crude oil derivative cash settlements paid (received)	4,894	(3,139)
Natural gas derivative cash settlements received	(2,099)	(1,097)
Ending fair value of commodity derivatives	$7,409	$43,131

Certain of our commodity derivatives and interest rate derivatives are presented on a net basis on the Consolidated Balance Sheets. The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our Consolidated Balance Sheets as of the dates indicated below (in thousands):

	March 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$38,737	$(12,536)	$26,201
Interest rate derivatives	2,983	—	2,983
Total derivative assets	$41,720	$(12,536)	$29,184

Offsetting Derivative Liabilities:
Commodity derivatives	$(31,328)	$12,536	$(18,792)
Total derivative liabilities	$(31,328)	$12,536	$(18,792)

	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:		(In thousands)
Commodity derivatives	$34,070	$(8,664)	$25,406
Interest rate derivatives	2,118	(1)	2,117
Total derivative assets	$36,188	$(8,665)	$27,523

Offsetting Derivative Liabilities:
Commodity derivatives	$(27,752)	$8,664	$(19,088)
Interest rate derivatives	(1)	1	—
Total derivative liabilities	$(27,753)	$8,665	$(19,088)

As of March 31, 2018, Legacy had the following NYMEX West Texas Intermediate ("WTI") crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Time Period	Volumes (Bbls)	Price per Bbl	Range per Bbl
April-December 2018	2,282,500	$54.76	$51.20	-	$63.68
2019	1,095,000	$57.67	$57.15	-	$58.69

As of March 31, 2018, Legacy had the following Midland-to-Cushing crude oil differential swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

		Average	Price
Time Period	Volumes (Bbls)	Price per Bbl	Range per Bbl
April-December 2018	3,025,000	$(1.13)	$(1.25)	-	$(0.80)
2019	730,000	$(1.15)	$(1.15)

As of March 31, 2018, Legacy had the following NYMEX WTI crude oil costless collars that combine a long put with a short call as indicated below:

		Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Call Price per Bbl
April-December 2018	1,168,750	$47.06	$60.29

As of March 31, 2018, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put and long put with a fixed-price swap as indicated below:

		Average Long	Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
April-December 2018	96,250	$57.00	$82.00	$90.50

As of March 31, 2018, Legacy had the following NYMEX Henry Hub natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Time Period	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
April-December 2018	27,200,000	$3.23	$3.04	-	$3.39
2019	25,800,000	$3.36	$3.29	-	$3.39

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

Legacy does not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended March 31,

	2018	2017
	(In thousands)
Beginning fair value of interest rate swaps	$2,117	$183
Total gain on interest rate swaps	943	424
Cash settlements (received) paid	(77)	418
Ending fair value of interest rate swaps	$2,983	$1,025

The table below summarizes the interest rate swap position as of March 31, 2018:

	Weighted Average			Estimated Fair Value at
Notional Amount	Fixed Rate	Effective Date	Maturity Date	March 31, 2018
(Dollars in thousands)
$235,000	1.363%	9/1/2015	9/1/2019	$2,983

(9)	Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the three months ended March 31, 2018 and year ended December 31, 2017:

	March 31, 2018	December 31, 2017
	(In thousands)
Asset retirement obligation - beginning of period	$274,686	$272,148
Liabilities incurred with properties acquired	—	62
Liabilities incurred with properties drilled	—	39
Liabilities settled during the period	(358)	(1,891)
Liabilities associated with properties sold	(15,708)	(8,464)
Current period accretion	3,148	12,792
Asset retirement obligation - end of period	$261,768	$274,686

(10)	Partners' Deficit

Preferred Units

As of March 31, 2018, 2,300,000 of Legacy's 8% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series A Preferred Units") were outstanding.

As of March 31, 2018, 7,200,000 of Legacy's 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units" and, together with the Series A Preferred Units, the "Preferred Units") were outstanding

Distributions on the Preferred Units are cumulative from the date of original issue and will be payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by the board of directors of the Partnership's general partner. Distributions on the Series A Preferred Units will be payable from, and including, the date of the original issuance to, but not including April 15, 2024 at an initial rate of 8.00% per annum of the stated liquidation preference. Distributions on the Series B Preferred Units will be payable from, and including, the date of the original issuance to, but not including June 15, 2024 at an initial rate of 8.00% per annum of the stated liquidation preference. Distributions accruing on and after April 15, 2024 for the Series A Preferred Units and June 15, 2024 for the Series B Preferred Units will accrue at an annual rate equal to the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 5.24% for Series A and 5.26% for Series B, based on the $25.00 liquidation preference per preferred unit.

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

The Series A Preferred Units and the Series B Preferred Units trade on NASDAQ under the symbols "LGCYP" and "LGCYO,” respectively.

On January 21, 2016, Legacy announced that its general partner suspended monthly cash distributions for both its Series A Preferred Units and its Series B Preferred Units. As of March 31, 2018, $4.42 of distributions per unit were in arrears, representing a total cumulative arrearage of approximately $42.0 million.

Incentive Distribution Units

On June 4, 2014, Legacy issued 300,000 Incentive Distribution Units to WPX Energy Rocky Mountain, LLC (“WPX”) as part of Legacy’s purchase of a non-operated interest in oil and natural gas properties located in the Piceance Basin in Garfield County, Colorado. The Incentive Distribution Units issued to WPX include 100,000 Incentive Distribution Units that immediately vested along with the ability to vest in up to an additional 200,000 Incentive Distribution Units (the “Unvested IDUs”) in connection with any future asset sales or transactions completed with Legacy pursuant to the terms of the IDR Holders Agreement. Incentive Distribution Units that are not issued to WPX or other parties will remain in Legacy's treasury for the benefit of all limited partners until such time as Legacy may make future issuances of Incentive Distribution Units.

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

Income per unit

The following table sets forth the computation of basic and diluted income per unit:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Net income	$64,382	$16,372
Distributions to preferred unitholders	(4,750)	(4,750)
Net income attributable to unitholders	$59,632	$11,622
Weighted average number of units outstanding - basic	76,350	72,103
Effect of dilutive securities:
Restricted and phantom units	307	—
Weighted average units and outstanding - diluted	76,657	72,103
Basic and diluted income per unit	$0.78	$0.16

For the three months ended March 31, 2018, 191,430 restricted units and 1,160,424 phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect. For the three months ended March 31, 2017, 473,647 restricted units and 1,389,773 phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect.

(11)	Unit-Based Compensation

Long-Term Incentive Plan

On March 15, 2006, the LTIP for Legacy was implemented for its employees, consultants and directors, its affiliates and its general partner. On June 12, 2015, the unitholders of Legacy approved an amendment to the LTIP to provide for an increase in the number of units available for issuance from 2,000,000 to 5,000,000. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights ("UARs"). As of March 31, 2018, grants of awards net of forfeitures and, in the case of phantom units, historical exercises covering 3,399,767 units had been made, comprised of 266,014 unit option awards, 988,873 restricted unit awards, 1,424,114 phantom unit awards and 720,766 unit awards. The UAR awards and certain phantom unit awards granted under the LTIP may only be settled in cash, and therefore are not included in the aggregate number of units granted under the LTIP. The LTIP is administered by the compensation committee (the “Compensation Committee”) of the board of directors of LRGPLLC.

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

Legacy did not issue UARs to employees during the year ended December 31, 2017 or the three-month period ended March 31, 2018.

For the three-month periods ended March 31, 2018 and 2017, Legacy recorded $825,811 and $69,851, respectively, of compensation (benefit) expense due to the change in liability from December 31, 2017 and 2016, respectively, based on its use of the Black-Scholes model to estimate the March 31, 2018 and 2017 fair value of these UARs (see Note 7). As of March 31, 2018, there was a total of approximately $93,310 of unrecognized compensation costs related to the unexercised and non-vested portion of these UARs. At March 31, 2018, this cost was expected to be recognized over a weighted-average period of approximately 0.45 years. Compensation expense is based upon the fair value as of March 31, 2018 and is recognized as a percentage of the service period satisfied. Based on historical data, Legacy has assumed a volatility factor of approximately 87% and employed the Black-Scholes model to estimate the March 31, 2018 fair value to be realized as compensation cost based on the percentage of service period satisfied. Based on historical data, Legacy has assumed an estimated forfeiture rate of 5.6%. Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed no annual distribution.

A summary of UAR activity for the three months ended March 31, 2018 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	722,021	$20.13	2.99	$—
Expired and forfeited	(334)	4.70
Outstanding at March 31, 2018	721,687	$20.14	3.05	$2,955

UARs exercisable at March 31, 2018	599,854	$23.04	2.76	$1,555

The following table summarizes the status of Legacy’s non-vested UARs since January 1, 2018:

	Non-Vested UARs
	Number of Units	Weighted-Average Exercise Price
Non-vested at January 1, 2018	129,499	$5.97
Vested	(7,332)	8.19
Forfeited	(334)	4.70
Non-vested at March 31, 2018	121,833	$5.84

Legacy has used a weighted-average risk-free interest rate of 2.4% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at March 31, 2018 whose terms are consistent with the expected life of the UARs. Expected life represents the period of time that UARs are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Three Months Ended
March 31, 2018
Expected life (years)	3.05
Risk free interest rate	2.4%
Annual distribution rate per unit	$0.00
Volatility	87.5%

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

On February 21, 2017, the Compensation Committee approved the award to Legacy's executive officers of 396,850 subjective, or service-based, phantom units that, upon vesting, settle in units, 793,701 subjective phantom units that, upon vesting, settle in cash and a maximum of 1,587,402 objective, or performance-based, phantom units that, upon vesting, settle in cash. The phantom units settled in units had a grant date fair value of $2.25 per unit.

On February 16, 2018, the Compensation Committee approved the award to Legacy's executive officers of 635,590 subjective, or service-based, phantom units that, upon vesting, settle in units, 317,794 subjective phantom units that, upon vesting, settle in cash and a maximum of 3,813,536 objective, or performance-based, phantom units that, upon vesting, settle in cash. The phantom units had a grant date fair value of $3.69 per unit.

Compensation expense related to the phantom units was $11.8 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was a total of $29.5 million of unrecognized compensation expense remaining. This cost was expected to be recognized over a weighted average period of approximately 2.4 years.

Restricted Units

During the year ended December 31, 2017, Legacy did not issue restricted units to any employees. During the three-month period ended March 31, 2018, Legacy did not issue restricted units to any employees. Compensation expense related to restricted units was $0.2 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was a total of $0.6 million of unrecognized compensation expense related to the unvested portion of these restricted units. At March 31, 2018, this cost was expected to be recognized over a weighted-average period of 1.6 years. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at March 31, 2018, do not include 234,930 units related to unvested restricted unit awards.

Board Units

On May 16, 2017, Legacy granted and issued 47,847 units to each of the six non-employee directors who receive compensation for their service on Legacy's board of directors. The value of each unit was $2.04 at the time of issuance.

(12) Subsidiary Guarantors

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

(13) Subsequent Events

On March 26, 2018, in connection with the Corporate Reorganization, the Partnership commenced consent solicitations relating to the 2020 Senior Notes and the 2021 Senior Notes.

On April 2, 2018, following receipt of the requisite consents of the holders of the 2020 Senior Notes and the 2021 Senior Notes, as applicable, the Partnership entered into:

•
the Second Supplemental Indenture (the “2020 Notes Supplemental Indenture”), by and among the Partnership, New Legacy, LRGPLLC, Legacy Reserves Finance Corporation, a Delaware corporation and a subsidiary of the Partnership (“Finance Corp.”), the guarantors named therein and Wilmington Trust, National Association, as successor trustee (the “Trustee”), to the Indenture, dated as of December 4, 2012 (the “2020 Notes Indenture”), by and among the Partnership, Finance Corp., the guarantors named therein and the Trustee; and

•
the Second Supplemental Indenture (the “2021 Notes Supplemental Indenture” and, together with the 2020 Notes Supplemental Indenture, the “Supplemental Indentures”), by and among the Partnership, New Legacy, LRGPLLC, the guarantors named therein and the Trustee, to the Indenture, dated as of May 28, 2013 (the “2021 Notes Indenture” and, together with the 2020 Notes Indenture, the “Indentures”), by and among the Partnership, Finance Corp., the guarantors named therein and the Trustee.

Pursuant to the Supplemental Indentures, the parties amended the Indentures to, among other things, (i) exclude the Corporate Reorganization from the definition of “Change of Control” in the Indentures, (ii) permit the Corporate Reorganization, (iii) provide for the issuance of an unconditional and irrevocable guarantee of the 2020 Senior Notes and the 2021 Senior Notes by New Legacy and LRGPLLC, (iv) provide that certain covenants and other provisions under the Indentures previously applicable to the Partnership and its restricted subsidiaries will apply to New Legacy and its restricted subsidiaries, (v) make certain changes to the restricted payments covenant to reflect that the Partnership will no longer be a publicly traded master limited partnership following the Corporate Reorganization and (vi) effect certain other conforming changes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This document contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•our ability to consummate the Corporate Reorganization (as defined below)

•our business strategy:

•the amount of oil and natural gas we produce;

•the price at which we are able to sell our oil and natural gas production;

•	our ability to identify, acquire, exploit and appropriately finance additional oil and natural gas properties at economically attractive prices;

•	our ability to replace reserves and increase reserve value;

•our drilling locations and our ability to continue our development activities at economically attractive costs;

•	the level of our lease operating expenses, general and administrative costs and finding and development costs, including payments to our general partner;

•the level of our capital expenditures;

•	our ability to comply with, renegotiate or receive waivers of debt covenants under our Revolving Credit Agreement and our Term Loan Credit Agreement (as defined below);

•	our ability to engage in lending and capital markets activity which may include debt refinancings or extensions, exchanges or repurchases or debt or equity issuances;

•	our ability to divest non-core assets at economically attractive prices;

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

The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and our expectations may not be realized or the forward-looking events and circumstances may not occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Legacy’s Annual Report on Form 10-K for the year ended December 31, 2017 in Item 1A under “Risk Factors.” The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

Recent Developments

On March 26, 2018, the Partnership announced its intent to consummate a transaction that would result in the Partnership and its general partner, Legacy Reserves GP, LLC, a Delaware limited liability company (the “General Partner”), becoming subsidiaries of a newly formed Delaware corporation, Legacy Reserves Inc. (“New Legacy”), and the Partnership’s unitholders and preferred unitholders becoming common stockholders of New Legacy (such transaction referred to herein collectively as the “Corporate Reorganization”). Upon the consummation of the Corporate Reorganization:

•
New Legacy, which is currently a wholly owned subsidiary of the General Partner, will acquire all of the issued and outstanding limited liability company interests in the General Partner and will become the sole member of the General Partner; and

•
the Partnership will merge with Legacy Reserves Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of New Legacy, with the Partnership continuing as the surviving entity and as a subsidiary of New Legacy (the "Merger"), the limited partner interests of the Partnership other than the incentive distribution units in the Partnership being exchanged for New Legacy common stock and the General Partner interest remaining outstanding.

Overview

The oil and natural gas industry is in a challenging environment, especially over the past four years, as evidenced by volatility in the crude oil prices that ranged from over $100 per barrel in early 2014 to less than $30 per barrel in 2016 with 2017 bringing a recovery off the lows experienced in 2016 but below levels seen in 2014. As crude oil prices have strengthened through 2018, development activity in the Permian Basin has created certain basin-wide operational challenges. Crude oil and associated natural gas production growth has strained existing takeaway capacity and caused widening basis differentials in the Permian Basin relative to benchmark crude oil and natural gas prices, which affect the prices we realize for our crude oil and natural gas production. The narrowing of these basis differentials is largely dependent on the construction of new takeaway capacity and other factors beyond our control. While we believe that a significant number of these projects will be completed in 2019, there is no guarantee that these projects will be completed on time or at all. In addition, the availability of services related to drilling, completion and other well site activity is becoming tighter. We do not have the ability to control the supply of these services and if we are unable to find adequate services for our operations at economic prices, there could be a material adverse impact on our financial condition. Also, production from our horizontal development within the Permian Basin has, from time to time, been temporarily shut-in or constrained due to proximate development operations. We cannot control or accurately forecast the timing, duration or other operational impositions associated with such well interference but the impacts could have a material adverse effect on our financial condition. Our development capital expenditures are expected to be approximately $225 million in 2018 and will be focused on the development of our Permian Basin horizontal assets. We intend to continue to prudently manage our historical low-decline proved developed producing oil and gas properties to support the development of our high return prospects as we pursue additional cash flow and increase oil and natural gas reserves. To illustrate the sensitivity of our proved reserves to fluctuations in commodity prices, we recalculated our proved reserves as of December 31, 2017, using the five-year average forward price as of March 31, 2018 for both WTI oil and NYMEX natural gas. While this 5-year NYMEX forward strip price is not necessarily indicative of our overall outlook on future commodity prices, this commonly used methodology may help provide investors with an understanding of the impact of a volatile commodity price environment. Under such assumptions, we estimate the cumulative projected production from our year-end proved reserves would increase by approximately 1.5% to 182.7 MMBoe from the reported 180.0 MMBoe, which is calculated as required by the SEC.

Should we experience a decline in oil and natural gas prices or basis differentials widen significantly in 2018, we could breach certain financial covenants under our $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto as amended most recently by the Ninth Amendment thereto (as amended, the “Revolving Credit Agreement”) and our second lien term loan credit agreement (as amended, our “Term Loan Credit Agreement”), which would constitute a default under our Revolving Credit Agreement or our Term Loan Credit Agreement. Such default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our Revolving Credit Agreement or our Term Loan Credit Agreement or foreclosure on our oil and natural gas properties. Certain payment defaults or acceleration under our Revolving Credit Agreement or our Term Loan Credit Agreement could cause a cross-default or cross-acceleration of all of our indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to date will be viewed positively by our lenders. For further discussion on the consequences of a breach of such covenants, including a potential cross-default of all our existing indebtedness, please read “Risk Factors-Risks Related to Our Business-Continued low commodity prices may impact our ability to comply with debt covenants” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Considering the current environment for the oil and natural gas industry, our goals in 2018 are to:

•	efficiently develop our horizontal inventory in the Permian Basin to meaningfully grow oil production and total company cash flow and reserve value;

•	minimize production declines and operating costs through efficient operations; and

•
reposition our balance sheet by (i) remaining free cash flow positive for the year, (ii) consummating the Corporate Reorganization and (iii) evaluating and opportunistically pursuing alternatives to materially reduce our outstanding indebtedness and restructure our near term maturity indebtedness.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended March 31,

	2018	2017
	(In thousands, except per unit data)
Revenues:
Oil sales	$93,411	$49,142
Natural gas liquids (NGL) sales	7,396	5,050
Natural gas sales	36,672	45,355
Total revenue	$137,479	$99,547
Expenses:
Oil and natural gas production, excluding ad valorem taxes	$45,585	$49,228
Ad valorem taxes	2,382	1,989
Total oil and natural gas production	$47,967	$51,217
Production and other taxes	$7,326	$4,159
General and administrative, excluding transaction costs and LTIP	$9,502	$8,623
Transaction related expenses	1,782	32
LTIP expense	12,806	1,897
Total general and administrative	$24,090	$10,552
Depletion, depreciation, amortization and accretion	$36,547	$28,796
Commodity derivative cash settlements:
Oil derivative cash settlements (paid) received	$(4,894)	$3,139
Natural gas derivative cash settlements received	$2,099	$1,097
Production:
Oil (MBbls)	1,547	1,037
Natural gas liquids (MGal)	9,244	7,653
Natural gas (MMcf)	14,280	15,592
Total (MBoe)	4,147	3,818
Average daily production (Boe/d)	46,078	42,422
Average sales price per unit (excluding derivative cash settlements):
Oil price (per Bbl)	$60.38	$47.39
Natural gas liquids price (per Gal)	$0.80	$0.66
Natural gas price (per Mcf)	$2.57	$2.91
Combined (per Boe)	$33.15	$26.07
Average sales price per unit (including derivative cash settlements):
Oil price (per Bbl)	$57.22	$50.42
Natural gas liquids price (per Gal)	$0.80	$0.66
Natural gas price (per Mcf)	$2.72	$2.98
Combined (per Boe)	$32.48	$27.18
Average WTI oil spot price (per Bbl)	$62.91	$51.62
Average Henry Hub natural gas spot price (per MMbtu)	$3.08	$3.02
Average unit costs per Boe:
Oil and natural gas production, excluding ad valorem taxes	$10.99	$12.89
Ad valorem taxes	$0.57	$0.52
Production and other taxes	$1.77	$1.09
General and administrative excluding transaction costs and LTIP	$2.29	$2.26
Total general and administrative	$5.81	$2.76
Depletion, depreciation, amortization and accretion	$8.81	$7.54

Results of Operations

Three-Month Period Ended March 31, 2018 Compared to Three-Month Period Ended March 31, 2017

Our revenues from the sale of oil were $93.4 million and $49.1 million for the three-month periods ended March 31, 2018 and 2017, respectively. Our revenues from the sale of NGLs were $7.4 million and $5.1 million for the three-month periods ended March 31, 2018 and 2017, respectively. Our revenues from the sale of natural gas were $36.7 million and $45.4 million for the three-month periods ended March 31, 2018 and 2017, respectively. The $44.3 million increase in oil revenues reflects an increase in production of 510 MBbls (49%) due to our Permian horizontal drilling program and increased working interests under our amended and restated development agreement with an affiliate of TPG Sixth Street Partners (the "Amended and Restated Development Agreement") and the increase in average realized price of $12.99 per Bbl (27%) due to an increase in average West Texas Intermediate (“WTI”) crude oil prices of $11.29 per Bbl and increased Permian production which has realized better differentials than our other regions. The $2.3 million increase in NGL sales reflects an increase in the realized NGL price of approximately $0.14 per Gal (21%) and increased ethane recoveries in our Piceance Basin properties. The $8.7 million decrease in natural gas revenues reflects lower production and lower realized natural gas prices. Average realized natural gas prices decreased by $0.34 per Mcf (12%) during the three months ended March 31, 2018 compared to the same period in 2017. Realized prices decreased due to widening regional differentials and $0.10 attributable to our adoption of ASC 606. For further discussion of our adoption of ASC 606 and its effect on our financial statements, please see "—Footnote 3—Impact of ASC 606 Adoption" in the Notes to Consolidated Financial Statements. Our natural gas production decreased by approximately 1,312 MMcf (8%) primarily due to natural production declines and individually immaterial divestitures partially offset by increased working interests under our Amended and Restated Development Agreement.
For the three-month period ended March 31, 2018, we recorded $1.7 million of net losses on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net losses recognized during the three-month period ended March 31, 2018 are primarily due to unfavorable cash settlements on our oil derivatives and a decrease in the value of our derivative positions resulting from an increase in commodity prices during the quarter partially offset by favorable cash settlements on our natural gas derivatives. For the three-month period ended March 31, 2017, we recorded $34.7 million of net gains on oil and natural gas derivatives. Settlements of such contracts resulted in cash (payments) receipts of $(2.8) million and $4.2 million during the three months ended March 31, 2018 and 2017, respectively.
Our oil and natural gas production expenses, excluding ad valorem taxes, decreased to $45.6 million ($10.99 per Boe) for the three-month period ended March 31, 2018 from $49.2 million ($12.89 per Boe) for the three-month period ended March 31, 2017. This decrease is primarily attributable to cost containment efforts across all operating regions partially offset by costs associated with increased production related to our Permian horizontal drilling program and as well as increased working interests under our Amended and Restated Development Agreement. Our ad valorem tax expense increased to $2.4 million ($0.57 per Boe) for the three-month period ended March 31, 2018 compared to $2.0 million ($0.52 per Boe) for the three-month period ended March 31, 2017. The increase was attributable to higher historical oil and natural gas commodity prices, resulting in higher reserve valuations, upon which much of our ad valorem taxes are based, resulting in higher ad valorem tax expense.
Our production and other taxes were $7.3 million and $4.2 million for the three-month periods ended March 31, 2018 and 2017, respectively. Production and other taxes increased due to the increase in our production and weighted average product price as tax rates remained relatively consistent.
Our general and administrative expenses were $24.1 million and $10.6 million for the three-month periods ended March 31, 2018 and 2017, respectively. General and administrative expenses increased due to a $10.9 million increase in LTIP expense related to the recent increase in our unit price, $1.7 million increase in transaction related expenses and general cost increases.
We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $36.5 million and $28.8 million for the three-month periods ended March 31, 2018 and 2017, respectively. DD&A increased $7.8 million due primarily to increased horizontal Permian production.
We did not recognize impairment expense in the three-month period ended March 31, 2018. In the three-month period ended March 31, 2017, we recognized impairment expense of $8.1 million on seven separate producing fields primarily related to the decline in oil and natural gas futures prices during the period since December 31, 2016.
We recorded gains on disposal of assets of $20.4 million and $5.5 million for the three-month periods ended March 31, 2018 and 2017, respectively. The gains in 2018 and 2017 were primarily related to the disposition of marginal oil and natural gas assets partially offset by costs associated with disposal.

We recorded interest expense of $27.4 million and $20.1 million for the three-month periods ended March 31, 2018 and 2017, respectively. Interest expense increased period over period due to additional expense associated with new borrowings under our Second Lien Term Loan Credit Agreement and increased interest expense on our revolving credit facility partially offset by lower bond interest following our 2018 repurchase of Senior Notes.
As a result of the items described above, Legacy recorded net income of $64.4 million and $16.4 million for the three-month periods ended March 31, 2018 and 2017, respectively.

Non-GAAP Financial Measure

Our management uses Adjusted EBITDA as a tool to provide additional information and metrics relative to the performance of our business. Our management believes that Adjusted EBITDA is useful to investors because this measure is used by many companies in the industry as a measure of operating and financial performance and is commonly employed by financial analysts and others to evaluate the operating and financial performance of the Partnership from period to period and to compare it with the performance of other publicly traded partnerships within the industry. Adjusted EBITDA may not be comparable to a similarly titled measure of other publicly traded limited partnerships or limited liability companies because all companies may not calculate Adjusted EBITDA in the same manner.The following presents a reconciliation of “Adjusted EBITDA,” which is a non-GAAP measure, to its nearest comparable GAAP measure. Adjusted EBITDA should not be considered as an alternative to GAAP measures, such as net income, operating income, cash flow from operating activities, or any other GAAP measure of financial performance. Adjusted EBITDA is defined as net income (loss) plus:

•	Interest expense;

•	Gain on extinguishment of debt;

•	Income tax expense;

•	Depletion, depreciation, amortization and accretion;

•	Impairment of long-lived assets;

•	(Gain) loss on disposal of assets;

•	Equity in (income) loss of equity method investees;

•	Unit-based compensation expense related to LTIP unit awards accounted for under the equity or liability methods;

•	Minimum payments earned in excess of overriding royalty interest;

•	Net (gains) losses on commodity derivatives;

•	Net cash settlements (paid) received on commodity derivatives;

•	Transaction related expenses.

The following table presents a reconciliation of our consolidated net income to Adjusted EBITDA for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Net income	$64,382	$16,372
Plus:
Interest expense	27,368	20,133
Gain on extinguishment of debt	(51,693)	—
Income tax expense	487	421
Depletion, depreciation, amortization and accretion	36,547	28,796
Impairment of long-lived assets	—	8,062
Gain on disposal of assets	(20,395)	(5,524)
Equity in income of equity method investees	(17)	(11)
Unit-based compensation expense	12,806	1,897
Minimum payments earned in excess of overriding royalty interest(a)	522	445
Net (gains) losses on commodity derivatives	1,704	(34,669)
Net cash settlements (paid) received on commodity derivatives	(2,795)	4,236
Transaction costs	1,782	32
Adjusted EBITDA	$70,698	$40,190
____________________

(a)
A portion of minimum payments earned in excess of overriding royalties earned under a contractual agreement expiring December 31, 2019. The remaining amount of the minimum payments are recognized in net income.

For the three months ended March 31, 2018 and 2017, respectively, Adjusted EBITDA increased 76% to $70.7 million from $40.2 million. This increase can be attributed to the increase in realized commodity prices, increased oil production from our Permian horizontal drilling program and increased working interests under our Amended and Restated Development Agreement.

Capital Resources and Liquidity

Legacy’s primary sources of capital and liquidity have been cash flow from operations, the issuance of the Senior Notes, the issuance of additional units and Preferred Units, the Term Loan Credit Agreement and bank borrowings, or a combination thereof. To date, Legacy’s primary use of capital has been for the acquisition and development of oil and natural gas properties, the repayment of bank borrowings and repurchases of Senior Notes.

Based upon current oil and natural gas price expectations and our commodity derivatives positions, we anticipate that our cash flow from operations, commodity hedge realizations and borrowings under our Revolving Credit Agreement and Term Loan Credit Agreement will provide us sufficient liquidity to fund our operations in 2018. However, should oil and natural gas prices decline significantly, we could breach certain financial covenants under our Revolving Credit Agreement or our Term Loan Credit Agreement, which would constitute a default under our Revolving Credit Agreement or our Term Loan Credit Agreement. Such a default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and potential subsequent acceleration of all amounts outstanding under our Revolving Credit Agreement or our Term Loan Credit Agreement or foreclosure on our oil and natural gas properties. Certain payment defaults or acceleration under our Revolving Credit Agreement could cause a cross-default or cross-acceleration of all of our other indebtedness. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness. Our Revolving Credit Agreement and Term Loan Credit Agreement contain covenants that currently prevent us from making distributions to our limited partners, including holders of our preferred units, unless we meet certain financial criteria, which, as of March 31, 2018, we do not meet. Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to operate or to maintain planned levels of capital expenditures. Please see “—Cash Flow from Financing Activities—Credit Facility.”

Our Revolving Credit Agreement is classified as a long-term liability as of March 31, 2018; however, it became a current liability as of April 1, 2018 as the credit facility matures on April 1, 2019. We expect to refinance or extend the maturity of this obligation prior to its expiration date and we believe that the consummation of the Corporate Reorganization will improve our ability to do so; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing Revolving Credit Agreement. If the Corporate Reorganization is not consummated, we believe our ability to refinance or extend the maturity of the Revolving Credit Facility will be limited. We anticipate that the Corporate Reorganization will close in the middle of 2018, but there is no assurance of any timing, if at all.

The amounts available for borrowing under our Revolving Credit Agreement are subject to a borrowing base, which is currently set at $575 million following our spring 2018 redetermination. As of April 30, 2018, we had $69.2 million available for borrowing under our Revolving Credit Agreement. Our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled on or about October 1, 2018, subject to the parties' rights to have additional redeterminations between scheduled redeterminations.

As of April 30, 2018, we had $61.4 million available for borrowing under our term loan credit agreement. Please see “—Cash Flow from Financing Activities—Second Lien Term Loan Credit Agreement.”

Our commodity derivatives position, which we use to mitigate commodity price volatility and (if positive) support our borrowing capacity, resulted in $2.8 million of unfavorable settlements in the three months ended March 31, 2018.

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

Cash Flow from Operations

Our net cash provided by operating activities was $54.0 million and $34.9 million for the three-month periods ended March 31, 2018 and 2017, respectively. The 2018 period was impacted primarily by higher realized oil prices.

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

Cash Flow from Investing Activities

We invested $73.9 million of capital for the three-month period ended March 31, 2018, which consisted of $72.2 million for development projects, exclusive of accrued capital expenditures, individually immaterial acquisitions of oil and natural gas properties and prospective acreage as well as adjustments to prior period acquisitions. We received $27.1 million of proceeds net of costs related to the divestiture of various oil and natural gas properties in individually immaterial transactions and post-close adjustments. We invested $29.0 million of capital for the three-month period ended March 31, 2017, which consisted of $23.8 million for development projects, $5.2 million of individually immaterial acquisitions of oil and natural gas properties and adjustments to prior period acquisitions. We received $4.4 million of proceeds related to the divestiture of various oil and natural gas properties in individually immaterial transactions and post close adjustments.

Our annual capital expenditure budget for 2018, which predominantly consists of drilling, recompletion and well stimulation projects, is set at $225 million. During the three months ended March 31, 2018, we incurred $59.7 million of such capital expenditures inclusive of the effect accrued capital expenditures. We anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our revolving credit facility and our term loan credit agreement to meet our cash obligations including our remaining planned capital expenditures. Our remaining borrowing capacity under our revolving credit facility is $69.2 million as of April 30, 2018. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, non-operated capital requirements and internally generated cash flow. Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. We use derivatives to offset price volatility of oil and natural gas prices. For the three-month periods ended March 31, 2018 and 2017, we had (unfavorable) favorable settlements of $(2.8) million and $4.2 million, respectively, related to our commodity derivatives.

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

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of April 30, 2018, covering the period from April 1, 2018 through December 31, 2019. We use derivatives, including swaps, enhanced swaps and three-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are mostly settled based upon the monthly average closing price of the front-month NYMEX WTI oil, the price on the last trading day of front-month NYMEX Henry Hub natural gas.

Oil Swaps:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
April-December 2018	2,282,500	$54.76	$51.20	-	$63.68
2019	2,190,000	$58.88	$57.15	-	$61.20

Natural Gas Swaps:

Time Period	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
April-December 2018	27,200,000	$3.23	$3.04	-	$3.39
2019	25,800,000	$3.36	$3.29	-	$3.39

We have entered into regional crude oil differential swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) crude oil price less a fixed-price differential. As noted above, we receive a discount to the NYMEX WTI crude oil price at the point of sale. Due to refinery downtime and limited takeaway capacity that has impacted the Permian Basin, the difference between the WTI-ARGUS (Midland) price, which is the price we receive on almost all of our Permian crude oil production, and the WTI-ARGUS (Cushing) price reached historic highs in late 2012 and early 2013 and again in late 2014. We entered into these differential swaps to negate a portion of this volatility. The following table summarizes the oil differential contracts currently in place as of April 30, 2018, covering the period from April 1, 2018 through December 31, 2019:

		Average
Time Period	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
April-December 2018	3,025,000	$(1.13)	$(1.25)	-	$(0.80)
2019	730,000	$(1.15)	$(1.15)

We have also entered into multiple NYMEX WTI crude oil costless collar contracts. Each contract combines a long put option or "floor" with a short call option or "ceiling." At an annual WTI market price of $40.00, $50.00 and $65.00, the summary positions below would result in a net price of $47.06, $50.00 and $60.29 for 2018. The following table summarizes the costless oil collar contracts currently in place as of April 30, 2018, covering the period from April 1, 2018 through December 31, 2018:

		Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Call Price per Bbl
April-December 2018	1,168,750	$47.06	$60.29

We have also entered into multiple NYMEX WTI crude oil derivative enhanced swap contracts. The enhanced swap contract combines buying a lower-priced put, selling a higher-priced put, and using the net proceeds from these positions to simultaneously obtain a swap at above market prices (“enhanced swap price”). If the market price is at or above the higher-priced short put, this contract allows us to settle at the enhanced swap price. If the market price is below the higher-priced short put but above the lower-priced long put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the higher-priced short put. If the market price is at or below the lower-priced long put, this contract allows us to settle for the lower-priced long put plus the spread between the enhanced swap price and the higher-priced short put. For example, at an annual average WTI market price of $40.00, $50.00 and $65.00, the summary positions below would result in a net price of $65.50, $65.50 and $73.50 for 2018. The following table summarizes this type of enhanced swap contracts currently in place as of April 30, 2018, covering the period from April 1, 2018 to December 31, 2018:

		Average Long	Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
April-December 2018	96,250	$57.00	$82.00	$90.50

Cash Flow from Financing Activities

Our net cash used in financing activities was $5.6 million for the three months ended March 31, 2018, compared to cash used in financing activities of $15.0 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, total net borrowings under our revolving credit facility were $19.0 million and net borrowings under our Second Lien Term Loans were $133.6 million. Further, we used borrowings under our Term Loan Credit Agreement to repurchase $187.1 million of Senior Notes for $132.1 million, inclusive of accrued but unpaid interest.

During the three months ended March 31, 2017, total net payments under our revolving credit facility were $15.0 million.

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

As of March 31, 2018, we were in compliance with all covenants of the Revolving Credit Agreement. Depending on future oil and natural gas prices, we could breach certain financial covenants under our Revolving Credit Agreement, which would constitute a default under our Revolving Credit Agreement. Such default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our Revolving Credit Agreement and potential foreclosure on our oil and natural gas properties. As previously noted, if the lenders under our Revolving Credit Agreement were to accelerate, subject to certain limitations, the indebtedness under our Revolving Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness, and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to date, which include the suspension of distributions to our unitholders and holders of our preferred units, as well as asset sales completed and anticipated as of the date of this filing, will be viewed positively by our lenders. If an event of default would occur and were continuing, we would be unable to make borrowings under the Revolving Credit Agreement, may be unable to make distributions to our unitholders and our financial condition and liquidity would be adversely affected. The Revolving Credit Agreement contains a covenant that currently prohibits us from paying distributions to our limited partners, including holders of our preferred units. For further information related to our Revolving Credit Agreement, please refer to "—Footnote 2—Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

As of March 31, 2018, we had approximately $518 million drawn under the Revolving Credit Agreement at a weighted average interest rate of 4.68%, leaving approximately $56.2 million of availability under the Revolving Credit Agreement. For the three-month period ended March 31, 2018, we paid in cash $6.2 million of interest expense on the Revolving Credit Agreement.

As part of our routine spring redetermination, our borrowing base was reaffirmed at $575.0 million, leaving approximately $69.2 million of availability under the Revolving Credit Agreement as of April 30, 2018.

We periodically enter into interest rate swap transactions to mitigate the volatility of interest rates. As of March 31, 2018, we had interest rate swaps on notional amounts of $235 million with a weighted average fixed rate of 1.36%. These swaps mature in September 2019.

On March 23, 2018, the Partnership entered into an amendment to the Revolving Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment, subject to certain conditions, among which is the consummation of the Corporate Reorganization, amends certain provisions set forth in the Revolving Credit Agreement to, among other items:

•	permit the Corporate Reorganization and modify certain provisions to reflect the new corporate structure;

•	provide that New Legacy and the General Partner will guarantee the debt outstanding under the Revolving Credit Agreement;

•
provide that the Partnership may make unlimited restricted payments, subject to no default or event of default, pro forma availability under the Revolving Credit Agreement of at least 20%, and pro forma total leverage of not more than 3.00 to 1.00, as well as to pay taxes and ordinary course overhead expenses of New Legacy;

•	waive any “Change in Control” (as defined in the Credit Agreement) triggered by the Corporate Reorganization; and

•
permit redemptions of the 2020 Senior Notes, 2021 Senior Notes and loans under the Term Loan Credit Agreement with the cash proceeds from the sale of equity interests (or exchanges for equity interests) of New Legacy.

Second Lien Term Loan Credit Agreement

On October 25, 2016, we entered into the Term Loan Credit Agreement. The term loans under the Term Loan Credit Agreement are issued with an upfront fee of 2% and bear interest at a rate of 12.00% per annum payable quarterly in cash or, prior to the 18 month anniversary of the Term Loan Credit Agreement, Legacy may elect to pay in kind up to 50% of the interest payable. GSO Capital Partners LP ("GSO") and certain funds and accounts managed, advised or sub-advised, by GSO are the initial lenders thereunder. The Term Loan Credit Agreement is secured on a second lien priority basis by the same collateral that secures our Revolving Credit Agreement and are unconditionally guaranteed on a joint and several basis by the same wholly owned subsidiaries of ours that are guarantors under the Revolving Credit Agreement. As of March 31, 2018, we were in compliance with all covenants of the Term Loan Credit Agreement. The Term Loan Credit Agreement matures on August 31, 2020. The Term Loan Credit Agreement contains a covenant that currently prohibits us from paying distributions to our unitholders and holders of our preferred units. For further information related to our Term Loan Credit Agreement, please refer to "—Footnote 2—Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

As of April 30, 2018, Legacy had approximately $338.6 million drawn under the Second Lien Term Loan Credit Agreement. On October 30, 2017 Legacy entered into the Second Amendment to the Term Loan Credit Agreement which, among other things, extends the availability of undrawn principal under our term loan credit agreement ($61.4 million as of April 30, 2018) to October 25, 2018, with any borrowing being subject to approval by each lender thereunder.

On December 31, 2017, the Partnership entered into the Third Amendment to the Term Loan Credit Agreement (the “Third Term Loan Amendment”).  The Third Term Loan Amendment, among other things, increased the maximum principal amount of term loans under the Term Loan Credit Agreement to $400.0 million, extended the availability of borrowings under the Term Loan Credit Agreement to October 25, 2019, relaxed the asset coverage ratio financial covenant from 1.0x to 0.85x during 2018 and required the Partnership to mortgage certain additional properties located in the Permian Basin.

On March 23, 2018, the Partnership entered into the Fourth Amendment to the Term Loan Credit Agreement (the “Fourth Term Loan Amendment”). The Fourth Term Loan Amendment, subject to certain conditions, among which is the consummation of the Corporate Reorganization, amends certain provisions set forth in the Term Loan Credit Agreement to, among other items:

•	permit the Corporate Reorganization and modify certain provisions to reflect the new corporate structure;

•	provide that New Legacy and the General Partner will guarantee the debt outstanding under the Term Loan Credit Agreement;

•
provide that the Partnership may make unlimited restricted payments, subject to no default or event of default, pro forma availability under the Term Loan Credit Agreement of at least 20%, and pro forma total leverage of not more than 3.00 to 1.00, as well as to pay taxes and ordinary course overhead expenses of New Legacy;

•	waive any “Change in Control” (as defined in the Term Loan Credit Agreement) triggered by the Corporate Reorganization;

•	waive any requirement to prepay the Term Loans using the Partnership’s Free Cash Flow or limit Capital Expenditures (each as defined in the Term Loan Credit Agreement) prior to March 31, 2019; and

•	permit redemptions of the 2020 Senior Notes and the 2021 Senior Notes with the cash proceeds from the sale of equity interests (or exchanges for equity interests) of New Legacy.

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

As of March 31, 2018, we were in compliance with all financial and other covenants of the 2020 Senior Notes. As previously noted, if the lenders under our Revolving Credit Agreement were to accelerate the indebtedness under our Revolving Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. For further information related to our 2020 Senior Notes please refer to "—Footnote 2—Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

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

On December 31, 2017, we entered into a definitive agreement with certain funds managed by Fir Tree Partners ("Fir Tree") pursuant to which we acquired $187.0 million of the 6.625% Notes for a price of approximately $132 million inclusive of accrued but unpaid interest with a settlement date of January 5, 2018. We treated these repurchases for accounting purposes as an extinguishment of debt. Accordingly, we recognized a gain for the difference between (1) the face amount of the 2021 Senior

Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price during the three months ended March 31, 2018.

As of March 31, 2018, we were in compliance with all financial and other covenants of the 2021 Senior Notes. As previously noted, if the lenders under our Revolving Credit Agreement were to accelerate the indebtedness under our Revolving Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. For further information related to our 2021 Senior Notes, please refer to "—Footnote 2—Long-Term Debt" in the Notes to Condensed Consolidated Financial Statements.

Supplemental Indentures to the Senior Notes

On March 26, 2018, in connection with the Corporate Reorganization, the Partnership commenced consent solicitations relating to the 2020 Senior Notes and the 2021 Senior Notes.

On April 2, 2018, following receipt of the requisite consents of the holders of the 2020 Senior Notes and the 2021 Senior Notes, as applicable, the Partnership entered into:

•
the Second Supplemental Indenture (the “2020 Notes Supplemental Indenture”), by and among the Partnership, New Legacy, the General Partner, Legacy Reserves Finance Corporation, a Delaware corporation and a subsidiary of the Partnership (“Finance Corp.”), the guarantors named therein and Wilmington Trust, National Association, as successor trustee (the “Trustee”), to the Indenture, dated as of December 4, 2012 (the “2020 Notes Indenture”), by and among the Partnership, Finance Corp., the guarantors named therein and the Trustee; and

•
the Second Supplemental Indenture (the “2021 Notes Supplemental Indenture” and, together with the 2020 Notes Supplemental Indenture, the “Supplemental Indentures”), by and among the Partnership, New Legacy, the General Partner, the guarantors named therein and the Trustee, to the Indenture, dated as of May 28, 2013 (the “2021 Notes Indenture” and, together with the 2020 Notes Indenture, the “Indentures”), by and among the Partnership, Finance Corp., the guarantors named therein and the Trustee.

Pursuant to the Supplemental Indentures, the parties amended the Indentures to, among other things, (i) exclude the Corporate Reorganization from the definition of “Change of Control” in the Indentures, (ii) permit the Corporate Reorganization, (iii) provide for the issuance of an unconditional and irrevocable guarantee of the 2020 Senior Notes and the 2021 Senior Notes by New Legacy and the General Partner, (iv) provide that certain covenants and other provisions under the Indentures previously applicable to the Partnership and its restricted subsidiaries will apply to New Legacy and its restricted subsidiaries, (v) make certain changes to the restricted payments covenant to reflect that the Partnership will no longer be a publicly traded master limited partnership following the Corporate Reorganization and (vi) effect certain other conforming changes.

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

As of March 31, 2018, with the exception of the adoption of ASC 606 as discussed in "—Footnote 3—Impact of ASC 606 Adoption" in the Notes to Condensed Consolidated Financial Statements, our critical accounting policies were consistent with those discussed in our Annual Report on Form 10-K for the period ended December 31, 2017.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading. These derivative instruments are discussed in "Item 1. Financial Statements—Notes to Consolidated Financial Statements —Footnote 8—Derivative Financial Instruments."

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

As of March 31, 2018, the fair value of our commodity derivative positions was a net asset of $7.4 million based on NYMEX futures prices from April 2018 to December 2019 for both oil and natural gas. As of December 31, 2017, the fair market value of our commodity derivative positions was a net asset of $6.3 million based on NYMEX futures prices from January 2017 to December 2019 for both oil and natural gas. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from April 2018 through December 2019, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flow from Investing Activities.”

Interest Rate Risks

At March 31, 2018, we had debt outstanding under our Revolving Credit Agreement of $518 million, which incurred interest at floating rates in accordance with our revolving credit facility. The average annual interest rate incurred by us under our Revolving Credit Agreement for the three-month period ended March 31, 2018 was 4.77%. A 1% increase in LIBOR on our outstanding debt under our revolving credit facility as of March 31, 2018 would result in an estimated $2.8 million increase in annual interest expense assuming our current interest rate hedges remain in place and do not expire. We have entered into interest rate swaps with a weighted-average fixed rate of 1.36% to mitigate the volatility of interest rates on notional amounts of $235 million of floating rate debt.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

During the first quarter of 2018, we added internal control processes over financial reporting as a result of the adoption of the new revenue recognition standard (ASC 606). There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 28, 2018, a purported holder of the Partnership’s Preferred Units filed a putative class action challenging the Merger against the Partnership, the General Partner and New Legacy (the “Doppelt Action”). The Doppelt Action contains two causes of action challenging the Merger, including breach of the Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) and breach of the implied covenant of good faith and fair dealing. The plaintiff in the Doppelt Action seeks injunctive relief prohibiting consummation of the Merger or, in the event the Merger is consummated, rescission or rescissory damages, as well as reasonable attorneys’ and experts’ fees and expenses. Additionally, on April 4, 2018, a motion to expedite was filed in connection with the Doppelt Action, by which the plaintiff sought a hearing on a motion for a preliminary injunction prior to the close of the Merger and requested that the court set an expedited discovery schedule prior to any such hearing. The plaintiff in the Doppelt Action also filed a lawsuit against the Partnership and the General Partner in 2017 for breach of the Partnership Agreement based on the treatment of the accrued but unpaid preferred distributions as “guaranteed payments” for tax purposes. A second putative class action lawsuit challenging the Merger was filed on April 3, 2018 against the Partnership, the Partnership GP and New Legacy (the “Chammah Ventures Action”). The Chammah Ventures Action contains the same causes of action and that plaintiff seeks substantially the same relief as the plaintiff in the Doppelt Action. On April 13, 2018, the Court issued an order consolidating the Doppelt and Chammah actions and appointing Plaintiff Doppelt as lead plaintiff and his counsel as lead counsel for the putative class action. On April 13, 2018, the Court also granted the motion to expedite the consolidated action. On April 23, 2018 Plaintiff Doppelt filed an Amended Complaint, adding an additional count for breach of the Partnership Agreement. A hearing on Plaintiff's motion for a preliminary injunction and Legacy's motion to dismiss has been set for June 4, 2018.

The Partnership cannot predict the outcome of these or any other lawsuits that might be filed subsequent to the date of the filing of this quarterly report, nor can the Partnership predict the amount of time and expense that will be required to resolve such litigation. The Partnership believes the lawsuits are without merit and intends to vigorously defend against the lawsuits.

Legacy is also, from time to time, involved in litigation and claims arising out of its operations in the normal course of business. Management does not believe that it is probable that the outcome of these actions will have a material adverse effect on Legacy’s consolidated financial position, results of operations or cash flow, although the ultimate outcome and impact of such legal proceedings on Legacy cannot be predicted with certainty.  In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

Item 1A.  Risk Factors.

Risks Relating to the Corporate Reorganization

The Corporate Reorganization is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Corporate Reorganization, or significant delays in completing the Corporate Reorganization, could negatively affect the Partnership’s business and financial results and the price of the units or, following the consummation of the Corporate Reorganization, future business and financial results and the price of the common stock.

The consummation of the Corporate Reorganization is subject to a number of conditions. The consummation of the Corporate Reorganization is not assured and is subject to risks, including the risk that the unitholder approval of the Merger is not obtained. Further, the Corporate Reorganization may not be consummated even if such unitholder approval is obtained. The Merger Agreement contains conditions, some of which are beyond the parties’ control, that, if not satisfied or waived, may prevent, delay or otherwise result in the Merger and the Corporate Reorganization not being consummated.

If the Corporate Reorganization is not completed, or if there are significant delays in completing the Corporate Reorganization, the Partnership’s future business and financial results and the trading price of the units could be negatively affected or, following the consummation of the Corporation Reorganization, New Legacy’s future business and financial results and the price of the common stock could be negatively affected, and the parties will be subject to several risks, including the following:

•	there may be negative reactions from the financial markets due to the fact that the current price of the units may reflect a market assumption that the Corporate Reorganization will be completed; and

•
the attention of management will have been diverted to the Corporate Reorganization rather than the Partnership’s own operations and pursuit of other opportunities that could have been beneficial to the Partnership’s business.

The Partnership will incur substantial transaction-related costs in connection with the Corporate Reorganization.

The Partnership expects to incur substantial expenses in connection with completing the Corporate Reorganization, including fees paid to legal, financial and accounting advisors, filing fees and printing costs. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.

The Partnership and New Legacy are subject to litigation related to the Merger.

The Partnership and New Legacy are subject to litigation related to the Merger. It is possible that additional claims beyond those which have already been filed will be brought by the current Plaintiff or by others in an effort to enjoin the Merger or seek monetary relief from the Partnership or New Legacy. The Partnership cannot predict the outcome of this lawsuit, or others, nor can we predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation concerning the Merger could delay or prevent its consummation. In addition, the costs of defending the litigation, even if resolved in the Partnership’s or New Legacy’s favor, could be substantial and such litigation could distract the Partnership and New Legacy from pursuing the consummation of the Merger and other potentially beneficial business opportunities. The administrative agent for the Revolving Credit Agreement and the majority lenders under the Term Loan Credit Agreement each have consent rights relating to the settlement of certain litigation which may also limit the Partnership and New Legacy’s ability to resolve any litigation in order to consummate the Merger and the Corporate Reorganization.

In addition to the information set forth in this report, you should carefully consider the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

No ruling has been requested with respect to the tax consequences of the Merger.

Although it is intended that the Merger will qualify as an exchange described in Section 351 of the Internal Revenue Code of 1986, as amended, and that the U.S. holders of units will generally not recognize any gain or loss as a result of the Merger (other than gain that may be recognized with respect to cash received in lieu of fractional shares), no ruling has been or will be requested from the Internal Revenue Service, or IRS, with respect to the tax consequences of the Merger. Under certain circumstances, the Merger may be treated as a taxable transaction, and result in tax liability, for a limited partner, depending on such limited partner’s particular situation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of units purchased	Price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value of units) that may yet be purchased under the plans or programs
January 15, 2018	395(1)	$2.07	—	—
January 30, 2018	119(2)	$2.36	—	—
February 8, 2018	154(3)	$2.21	—	—
February 18, 2018	82,527(4)	$2.29	—	—
March 29, 2018	290(5)	$4.71	—	—
(1) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $2.07 per unit, the closing price of Legacy's units on the NASDAQ Global Market on January 12, 2018.
(2) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $2.36 per unit, the closing price of Legacy's units on the NASDAQ Global Market on January 30, 2018.

(3) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $2.21 per unit, the closing price of Legacy's units on the NASDAQ Global Market on February 8, 2018.
(4) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $2.29 per unit, the closing price of Legacy's units on the NASDAQ Global Market on February 16, 2018.
(5) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $4.71 per unit, the closing price of Legacy's units on the NASDAQ Global Market on March 29, 2018.

Item 6.  Exhibits.

The following documents are filed as a part of this Quarterly Report on Form 10-Q or incorporated by reference:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of March 23, 2018, by and among Legacy Reserves Inc., Legacy Reserves Merger Sub LLC, Legacy Reserves LP and Legacy Reserves GP LLC (Incorporated by reference to Legacy Reserves LP's Current Report on Form 8-K filed on March 26, 2018, Exhibit 2.1)

2.2
GP Purchase Agreement, dated as of March  23, 2018, by and among Legacy Reserves Inc., Legacy Reserves LP, Legacy Reserves GP, LLC, Lion GP Interests, LLC, Moriah Properties Limited, Brothers Production Properties, Ltd., Brothers Production Company, Inc., Brothers Operating Company, Inc., J&W McGraw Properties, Ltd., DAB Resources, Ltd. and H2K Holdings, Ltd. (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed March 26, 2018, Exhibit 2.2)

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
3.4
Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.4)

3.5
First Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.6)

3.6
Second Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.7)

3.7
Third Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC. (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed March 26, 2018, Exhibit 3.1)

4.1
Second Supplemental Indenture, dated as of April  2, 2018, by and among Legacy Reserves LP, Legacy Reserves Inc., Legacy Reserves GP, LLC, Legacy Reserves Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (related to 8% Senior Notes due 2020) (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed April 2, 2018, Exhibit 4.1)

4.2
Second Supplemental Indenture, dated as of April  2, 2018, by and among Legacy Reserves LP, Legacy Reserves Inc., Legacy Reserves GP, LLC, Legacy Reserves Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (related to 6.625% Senior Notes due 2021) (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed April 2, 2018, Exhibit 4.2)

10.1
Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of March  23, 2018, by and among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed March 26, 2018, Exhibit 10.1)

10.2
Fourth Amendment to Term Loan Credit Agreement, dated as of March 23, 2018, by and among Legacy Reserves LP, Cortland Capital Market Services LLC and the lenders party thereto (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed March 26, 2018, Exhibit 10.2)

10.3
Amended and Restated Director Nomination Agreement, dated as of March 23, 2018, by and among Legacy Reserves GP, LLC, Legacy Reserves Inc. and GSO Capital Partners LP (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed March 26, 2018, Exhibit 10.3)

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

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

May 2, 2018	By:	/s/ James Daniel Westcott
James Daniel Westcott
President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)