Form 10-Q
period 2018-06-30
LEGACY RESERVES LP
filed 2018-08-07
CIK 1358831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

76,929,029 units representing limited partner interests in the registrant were outstanding as of July 31, 2018.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30, 2018	December 31, 2017
	(In thousands)
Current assets:
Cash	$5,948	$1,246
Accounts receivable, net:
Oil and natural gas	57,676	62,755
Joint interest owners	16,515	27,420
Other	6	2
Fair value of derivatives (Notes 8 and 9)	28,046	13,424
Prepaid expenses and other current assets (Note 1)	10,457	7,757
Total current assets	118,648	112,604
Oil and natural gas properties using the successful efforts method, at cost:
Proved properties	3,497,220	3,529,971
Unproved properties	31,661	28,023
Accumulated depletion, depreciation, amortization and impairment	(2,157,542)	(2,204,638)
	1,371,339	1,353,356
Other property and equipment, net of accumulated depreciation and amortization of $11,971 and $11,467, respectively	2,532	2,961
Operating rights, net of amortization of $5,944 and $5,765, respectively	1,072	1,251
Fair value of derivatives (Notes 8 and 9)	9,968	14,099
Other assets	6,991	8,811
Total assets	$1,510,550	$1,493,082

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND PARTNERS' DEFICIT
	June 30, 2018	December 31, 2017
	(In thousands)
Current liabilities:
Current debt, net (Notes 1 and 2)	$505,222	$—
Accounts payable	6,626	13,093
Accrued oil and natural gas liabilities (Note 1)	119,086	81,318
Fair value of derivatives (Notes 8 and 9)	27,740	18,013
Asset retirement obligation (Note 10)	3,214	3,214
Other	46,538	29,172
Total current liabilities	708,426	144,810
Long-term debt, net (Notes 1 and 2)	784,753	1,346,769
Asset retirement obligation (Note 10)	261,031	271,472
Fair value of derivatives (Notes 8 and 9)	6,682	1,075
Other long-term liabilities	643	643
Total liabilities	1,761,535	1,764,769
Commitments and contingencies (Note 7)
Partners' deficit (Note 11):
Series A Preferred equity - 2,300,000 units issued and outstanding at June 30, 2018 and December 31, 2017	55,192	55,192
Series B Preferred equity - 7,200,000 units issued and outstanding at June 30, 2018 and December 31, 2017	174,261	174,261
Incentive distribution equity - 100,000 units issued and outstanding at June 30, 2018 and December 31, 2017	30,814	30,814
Limited partners' deficit - 76,793,940 and 72,594,620 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively	(511,095)	(531,794)
General partner's deficit (approximately 0.02%)	(157)	(160)
Total partners' deficit	(250,985)	(271,687)
Total liabilities and partners' deficit	$1,510,550	$1,493,082
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except per unit data)
Revenues:
Oil sales	$99,799	$46,096	$193,210	$95,238
Natural gas liquids (NGL) sales	5,735	4,921	13,131	9,971
Natural gas sales	33,747	41,830	70,419	87,185
Total revenues	139,281	92,847	276,760	192,394

Expenses:
Oil and natural gas production	49,431	44,802	97,398	96,019
Production and other taxes	7,658	4,145	14,984	8,304
General and administrative	22,496	8,581	46,586	19,133
Depletion, depreciation, amortization and accretion	38,139	27,689	74,686	56,485
Impairment of long-lived assets	35,381	1,821	35,381	9,883
(Gains) losses on disposal of assets	(1,145)	11,049	(21,540)	5,525
Total expenses	151,960	98,087	247,495	195,349

Operating (loss) income	(12,679)	(5,240)	29,265	(2,955)

Other income (expense):
Interest income	3	8	15	9
Interest expense (Notes 2, 8 and 9)	(28,589)	(20,614)	(55,957)	(40,747)
Gain on extinguishment of debt (Note 2)	—	—	51,693	—
Equity in income of equity method investees	3	1	20	12
Net gains (losses) on commodity derivatives (Notes 8 and 9)	(9,315)	14,516	(11,019)	49,185
Other	(2)	402	273	362
Income (loss) before income taxes	(50,579)	(10,927)	14,290	5,866
Income tax expense	(130)	(150)	(617)	(571)
Net income (loss)	$(50,709)	$(11,077)	$13,673	$5,295
Distributions to preferred unitholders	(4,750)	(4,750)	(9,500)	(9,500)
Net income (loss) attributable to unitholders	$(55,459)	$(15,827)	$4,173	$(4,205)

Income (loss) per unit - basic & diluted (Note 11)	$(0.72)	$(0.22)	$0.05	$(0.06)
Weighted average number of units used in computing net income (loss) per unit -
Basic	76,725	72,354	76,539	72,229
Diluted	76,725	72,354	77,433	72,229
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(UNAUDITED)

	Series A Preferred Equity		Series B Preferred Equity		Incentive Distribution Equity		Partners' Deficit
	Units	Amount	Units	Amount	Units	Amount	Limited Partner Units	Limited Partner Amount	General Partner Amount	Total Partners' Deficit
	(In thousands)
Balance, December 31, 2017	2,300	$55,192	7,200	$174,261	100	$30,814	72,595	$(531,794)	$(160)	$(271,687)
Units issued to Legacy Board of Directors for services	—	—	—	—	—	—	60	522	—	522
Unit-based compensation	—	—	—	—	—	—	—	579	—	579
Vesting of restricted and phantom units	—	—	—	—	—	—	339	—	—	—
Units issued in exchange for Standstill Agreement	—	—	—	—	—	—	3,800	5,928	—	5,928
Net income	—	—	—	—	—	—	—	13,670	3	13,673
Balance, June 30, 2018	2,300	$55,192	7,200	$174,261	100	$30,814	76,794	$(511,095)	$(157)	$(250,985)

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$13,673	$5,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	74,686	56,485
Amortization of debt discount and issuance costs	10,752	3,713
Gain on extinguishment of debt	(51,693)	—
Impairment of long-lived assets	35,381	9,883
(Gain) loss on derivatives	10,052	(49,942)
Unit-based compensation	24,994	2,827
(Gain) loss on disposal of assets	(21,540)	5,525
Changes in assets and liabilities:
Decrease in accounts receivable, oil and natural gas	5,079	1,003
Decrease (increase) in accounts receivable, joint interest owners	10,905	(3,259)
Increase in accounts receivable, other	(4)	(399)
(Increase) decrease in other assets	(880)	148
Decrease in accounts payable	(6,467)	(109)
Increase in accrued oil and natural gas liabilities	12,035	8,519
Decrease in other liabilities	(1,989)	(4,558)
Total adjustments	101,311	29,836
Net cash provided by operating activities	114,984	35,131
Cash flows from investing activities:
Investment in oil and natural gas properties	(118,324)	(61,910)
Proceeds (costs) associated with sale of assets	29,235	(199)
Investment in other equipment	(130)	(110)
Net cash settlements (paid) received on commodity derivatives	(5,209)	10,807
Net cash used in investing activities	(94,428)	(51,412)
Cash flows from financing activities:
Proceeds from long-term debt	382,626	211,000
Payments of long-term debt	(375,384)	(196,000)
Payments of debt issuance costs	(23,096)	(60)
Net cash (used in) provided by financing activities	(15,854)	14,940
Net increase (decrease) in cash and cash equivalents	4,702	(1,341)
Cash, beginning of period (1)	4,450	5,747
Cash, end of period (1)	$9,152	$4,406
Non-cash investing and financing activities:
Asset retirement obligation costs and liabilities	$39	$—
Asset retirement obligations associated with properties sold	$(16,107)	$(5,650)
Asset retirement obligations associated with property acquisitions	$156	$—
Note receivable received in exchange for sale of oil and natural gas properties	$—	$748
Units issued in exchange for Standstill Agreement	$5,928	$—
Change in accrued capital expenditures	$25,733	$—
See accompanying notes to condensed consolidated financial statements.

(1)	Inclusive of $3.2 million of restricted cash as of June 30, 2018 and 2017. See "—Footnote 1—Summary of Significant Accounting Policies" for further discussion.

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

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

(b) Recent Developments

On March 26, 2018, the Partnership announced its intent to consummate a transaction, pursuant to an agreement and plan of merger (the "Initial Merger Agreement"), that would result in the Partnership and LRGPLLC becoming subsidiaries of a newly formed Delaware corporation, Legacy Reserves Inc. (“New Legacy”), and the Partnership’s unitholders and preferred unitholders becoming common stockholders of New Legacy (such Transaction referred to herein collectively as the “Corporate Reorganization”). Upon the consummation of the Corporate Reorganization:

•
New Legacy, which is currently a wholly owned subsidiary of LRGPLLC, will acquire all of the issued and outstanding limited liability company interests in LRGPLLC and will become the sole member of LRGPLLC; and

•
the Partnership will merge with Legacy Reserves Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of New Legacy ("Merger Sub"), with the Partnership continuing as the surviving entity and as a subsidiary of New Legacy (the “Merger”), the limited partner interests of the Partnership other than the incentive distribution units in the Partnership being exchanged for New Legacy common stock and the general partner interest remaining outstanding.

On June 22, 2018, the Partnership, New Legacy, LRGPLLC and the plaintiff in a consolidated class action challenging the Merger that was filed in the Court of Chancery of the State of Delaware (the “Court”) reached an agreement in principal to settle the consolidated action. The parties submitted a stipulation and agreement of settlement (the “Settlement Agreement”) to the Court on July 6, 2018. The Court has entered a scheduling order setting September 12, 2018 as the date for a hearing for consideration of the Settlement Agreement. See Note 7 and Note 14 for further discussion of the Settlement Agreement. The Settlement Agreement, if approved by the Court, will grant holders of Series A Preferred Units and Series B Preferred Units approximately 10,730,000 shares of common stock in New Legacy in addition to the approximately 16,913,592 shares those holders would collectively receive pursuant to the exchange ratios that were included in the Initial Merger Agreement.

On July 9, 2018, New Legacy, the Partnership, LRGPLLC and Merger Sub entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”).  The A&R Merger Agreement amends the Initial Merger Agreement to provide, among other things, that (i) with respect to the 8% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units of the Partnership (the “Series A Preferred Units”), each Series A Preferred Unit will be converted into the right to receive 2.92033118 shares of common stock in New Legacy, (ii) with respect to the 8% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units of the Partnership (the “Series B Preferred Units”), each Series B Preferred Unit will be converted into the right to receive 2.90650421 shares of common stock in New Legacy, (iii) for the purposes of clarification, phantom units that settle in units representing limited partner interests in the Partnership are included in the definition of “Restricted Unit”, and (iv) the board of directors of LRGPLLC shall take all necessary actions to allow the Partnership’s unitholders to vote at a special meeting of the unitholders (the “Special Meeting”) on a proposal to approve the classification of the board of directors of New Legacy, to be in effect following the closing of the A&R Merger Agreement (the “Classified Board Proposal”).

As of June 30, 2018, Legacy’s ratio of consolidated current assets to consolidated current liabilities was less than 1.0 to 1.0, in violation of a covenant contained in the Current Credit Agreement. On July 31, 2018, Legacy received a waiver with respect to compliance with such covenant for the fiscal quarter ended June 30, 2018. Except with respect to compliance with the financial covenant that has been waived, as of June 30, 2018, Legacy was in compliance with all financial and other covenants of the Current Credit Agreement.

Legacy's Revolving Credit Agreement became a current liability as of April 1, 2018 as the credit facility matures on April 1, 2019. Legacy expects to refinance or extend the maturity of this obligation prior to its expiration date and Legacy believes that the consummation of the Corporate Reorganization will improve its ability to do so; however, there is no assurance that Legacy will be able to execute this refinancing or extension or, if Legacy is able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of Legacy's existing Revolving Credit Agreement. If the Corporate Reorganization is not consummated, Legacy believes its ability to refinance or extend the maturity of the Revolving Credit Agreement will be limited. Legacy anticipates that the Corporate Reorganization will close in September of 2018, but there is no assurance of any timing, if at all.

(c) Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In thousands)
Accrued capital expenditures	$58,931	$33,198
Accrued lease operating expense	18,493	18,179
Revenue payable to joint interest owners	26,831	18,510
Accrued ad valorem tax	8,956	5,807
Other	5,875	5,624
	$119,086	$81,318

(d) Restricted Cash

Restricted cash on our Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017 is $3.2 million in the "Prepaid expenses and other current assets" line. The restricted cash amounts represent various deposits to secure the performance of contracts, surety bonds and other obligations incurred in the ordinary course of business. Legacy adopted Accounting Standards Update ("ASU") No. 2016-18, "Restricted Cash" as of January 1, 2018.

(e) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is currently required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available.

In January 2018, the FASB issued an Exposure Draft titled “Leases (Topic 842): Targeted Improvements,” which includes a proposed amendment to ASU 2016-02 allowing entities an additional transition method to the existing requirements. Under this additional transition method, an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption.

Legacy is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements. Legacy's ASU 2016-02 implementation approach includes educating key stakeholders within the organization, analyzing systems reports to identify the types and volume of contracts that may meet the definition of a lease under ASU 2016-02 and performing a detailed review of material contracts identified through that analysis. Based on the results obtained, Legacy will assess what impacts ASU 2016-02 could have on its financial statements and disclosures, existing accounting policies and internal controls, as well as whether a financial lease accounting system solution will need to be implemented to comply.

Legacy is also in the process of evaluating ASU 2016-02’s currently available and proposed practical expedients upon transition.

(2)	Debt

Debt consists of the following as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(In thousands)
Current debt
Credit Facility due 2019	$508,000	$—
Unamortized debt issuance costs	(2,778)	—
Total current debt, net	505,222	—

Long-term debt
Credit Facility due 2019	—	499,000
Second Lien Term Loans due 2020	338,626	205,000
8% Senior Notes due 2020	232,989	232,989
6.625% Senior Notes due 2021	245,579	432,656
	817,194	1,369,645
Unamortized discount on Second Lien Term Loans and Senior Notes	(12,228)	(13,101)
Unamortized debt issuance costs	(20,213)	(9,775)
Total long-term debt, net	$784,753	$1,346,769
Total debt, net	$1,289,975	$1,346,769
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

On March 23, 2018, the Partnership entered into an amendment to the Current Credit Agreement (the “Current Credit Agreement Amendment”). The Current Credit Agreement Amendment, subject to certain conditions, among which is the consummation of the Corporate Reorganization, amends certain provisions set forth in the Current Credit Agreement to, among other items:

•	permit the Corporate Reorganization and modify certain provisions to reflect the new corporate structure;

•	provide that New Legacy and LRGPLLC will guarantee the debt outstanding under the Current Credit Agreement;

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

As of June 30, 2018, Legacy’s ratio of consolidated current assets to consolidated current liabilities was less than 1.0 to 1.0, in violation of a covenant contained in the Current Credit Agreement. On July 31, 2018, Legacy received a waiver with respect to compliance with such covenant for the fiscal quarter ended June 30, 2018. Except with respect to compliance with the financial covenant that has been waived, as of June 30, 2018, Legacy was in compliance with all financial and other covenants of the Current Credit Agreement. Depending on future oil and natural gas prices, Legacy could breach certain financial covenants under its Current Credit Agreement, which would constitute a default under its Current Credit Agreement. Such default, if not remedied, would require a waiver from Legacy's lenders in order for it to avoid an event of default and, subject to certain limitations, subsequent acceleration of all amounts outstanding under its Current Credit Agreement and potential foreclosure on its oil and natural gas properties. If the lenders under Legacy's Current Credit Agreement were to accelerate the indebtedness under its Current Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of its other outstanding indebtedness, including its Second Lien Term Loans (as defined below), its 8% Senior Notes due 2020 (the "2020 Senior Notes") and its 6.625% Senior Notes due 2021 (the "2021 Senior Notes" and, together with the 2020 Senior Notes, the “Senior Notes”), and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, Legacy believes the long-term global outlook for commodity prices and its efforts to date will be viewed positively by its lenders. The Current Credit Agreement contains a covenant that currently prohibits us from paying distributions to our limited partners, including holders of our preferred units.

As of June 30, 2018, Legacy had approximately $508 million drawn under the Current Credit Agreement at a weighted-average interest rate of 4.76%, leaving approximately $66.2 million of availability under the Current Credit Agreement. For the six-month period ended June 30, 2018, Legacy paid in cash $12.7 million of interest expense on the Current Credit Agreement.

Second Lien Term Loan Credit Agreement

On October 25, 2016, Legacy entered into a Term Loan Credit Agreement (as amended, the “Second Lien Term Loan Credit Agreement”) among Legacy, as borrower, Cortland Capital Market Services LLC, as administrative agent and second lien collateral agent, and the lenders party thereto, providing for term loans up to an aggregate principal amount of $300.0 million (the “Second Lien Term Loans”). The Second Lien Term Loans under the Second Lien Term Loan Credit Agreement are issued with an upfront fee of 2% and bear interest at a rate of 12.00% per annum payable quarterly in cash or, prior to the 18 month anniversary of the Second Lien Term Loan Credit Agreement, Legacy may elect to pay in kind up to 50% of the interest payable. GSO Capital Partners L.P. (“GSO”) and certain funds and accounts managed, advised or sub-advised, by GSO are the initial lenders thereunder. The Second Lien Term Loan Credit Agreement matures on August 31, 2021; provided that, if on July 1, 2020, Legacy has greater than or equal to a face amount of $15.0 million of Senior Notes that were outstanding on the date the Term Loan Credit Agreement was entered into or any other senior notes with a maturity date that is earlier than August 31, 2021, the Term Loan Credit Agreement will mature on August 1, 2020. The Second Lien Term Loans are secured on a second lien priority basis by the same collateral that secures Legacy's Current Credit Agreement and are unconditionally guaranteed on a joint and several basis by the same wholly owned subsidiaries of Legacy that are guarantors under the Current Credit Agreement. As of June 30, 2018, Legacy had approximately $338.6 million drawn under the Second Lien Term Loan Credit Agreement. On December 31, 2017, Legacy entered into the Third Amendment to the Second Lien Term Loan Credit Agreement (the "Third Amendment") among Legacy, as borrower, Cortland Capital Market Services LLC, as administrative agent and second lien collateral agent, and the lenders party thereto, including GSO and certain funds and accounts managed, advised or sub-advised by GSO, which, among other things, increased the maximum amount available for borrowing under the Second Lien Term Loans to $400.0 million, extended the availability of undrawn principal ($61.4 million of availability as of June 30, 2018) to October 25, 2019 and relaxed the asset coverage ratio to 0.85 to 1.00 until the fiscal quarter ended December 31, 2018. The Third Amendment became effective on January 5, 2018. The Second Lien Term Loan Credit Agreement contains a covenant that prohibits Legacy from paying distributions to its limited partners, including holders of its preferred units, if (i) Total Debt to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available is greater than 4.00 to 1.00 or (ii) Legacy has unused lender commitments of not less than 15% of the total lender commitments then in effect.
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

On March 23, 2018, the Partnership entered into the Fourth Amendment to the Second Lien Term Loan Credit Agreement (the “Term Loan Amendment”). The Term Loan Amendment, subject to certain conditions, among which is the consummation of the Corporate Reorganization, amends certain provisions set forth in the Second Lien Term Loan Credit Agreement to, among other items:

•	permit the Corporate Reorganization and modify certain provisions to reflect the new corporate structure;

•	provide that New Legacy and LRGPLLC will guarantee the debt outstanding under the Second Lien Term Loan Credit Agreement;

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

As of June 30, 2018, Legacy was in compliance with all financial and other covenants of the Second Lien Term Loan Credit Agreement.

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
Legacy may be required to offer to repurchase the 2020 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture as supplemented. Legacy's and Legacy Reserves Finance Corporation's obligations under the 2020 Senior Notes are guaranteed by its 100% owned subsidiaries Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP and Legacy Reserves Services, Inc., Legacy Reserves Energy Services LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC, which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of its, or any other guarantor's, other, debt; or (vii) upon merging into, or transferring all of its properties to Legacy or another guarantor and ceasing to exist. Refer to "—Footnote 13—Subsidiary Guarantors" for further details on Legacy's guarantors.

The indenture governing the 2020 Senior Notes (the "2020 Notes Indenture") limits Legacy's ability and the ability of certain of its subsidiaries to (i) sell assets; (ii) pay distributions on, repurchase or redeem equity interests or purchase or redeem Legacy's subordinated debt, provided that such subsidiaries may pay dividends to the holders of their equity interests (including Legacy) and Legacy may pay distributions to the holders of its equity interests subject to the absence of certain defaults, the satisfaction of a fixed charge coverage ratio test and so long as the amount of such distributions does not exceed the sum of available cash (as defined in the partnership agreement) at Legacy, net proceeds from the sales of certain securities and return of or reductions to capital from restricted investments; (iii) make certain investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from certain of its subsidiaries to Legacy; (vii) consolidate, merge or transfer all or substantially all of Legacy's assets; (viii) engage in certain transactions with affiliates; (ix) create unrestricted subsidiaries; and (x) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications. If at any time when the 2020 Senior Notes are rated investment grade by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services and no Default (as defined in the indenture) has occurred and is continuing, many of such covenants will terminate and Legacy and its subsidiaries will cease to be subject to such covenants. The indenture also includes customary events of default. The Partnership is in compliance with all financial and other covenants of the 2020 Senior Notes. However, if the lenders under Legacy's Current Credit Agreement were to accelerate the indebtedness under Legacy's Current Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of the 2020 Senior Notes and permit the holders of such notes to accelerate the maturities of such indebtedness.

On April 2, 2018, following receipt of the requisite consents of the holders of the 2020 Senior Notes, the Partnership entered into the Second Supplemental Indenture (the “2020 Notes Supplemental Indenture”), to the 2020 Notes Indenture. Pursuant to the 2020 Notes Supplemental Indenture, the 2020 Notes Indenture was amended to, among other things, (i) exclude the Corporate Reorganization from the definition of “Change of Control” in the 2020 Notes Indenture, (ii) permit the Corporate Reorganization, (iii) provide for the issuance of an unconditional and irrevocable guarantee of the 2020 Senior Notes by New Legacy and LRGPLLC, (iv) provide that certain covenants and other provisions under the 2020 Notes Indenture previously applicable to the Partnership and its restricted subsidiaries will apply to New Legacy and its restricted subsidiaries, (v) make certain changes to the restricted payments covenant to reflect that the Partnership will no longer be a publicly traded master limited partnership following the Corporate Reorganization and (vi) effect certain other conforming changes.

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

On April 2, 2018, following receipt of the requisite consents of the holders of the 2021 Senior Notes, the Partnership entered into the Second Supplemental Indenture (the “2021 Notes Supplemental Indenture”) to the initial indenture governing the 2021 Notes (the "2021 Notes Indenture").

Pursuant to the 2021 Notes Supplemental Indenture, the 2021 Notes Indenture was amended to, among other things, (i) exclude the Corporate Reorganization from the definition of “Change of Control” in the 2021 Notes Indenture, (ii) permit the Corporate Reorganization, (iii) provide for the issuance of an unconditional and irrevocable guarantee of the 2021 Senior Notes by New Legacy and LRGPLLC, (iv) provide that certain covenants and other provisions under the 2021 Notes Indenture previously applicable to the Partnership and its restricted subsidiaries will apply to New Legacy and its restricted subsidiaries, (v) make certain changes to the restricted payments covenant to reflect that the Partnership will no longer be a publicly traded master limited partnership following the Corporate Reorganization and (vi) effect certain other conforming changes.

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

The impact of adoption on Legacy's current period results is as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Under ASC 606	Under ASC 605	Change	Under ASC 606	Under ASC 605	Change
	(In thousands)
Revenues:
Oil Sales	$99,799	$99,936	$(137)	$193,210	$193,379	$(169)
Natural gas liquids (NGL) sales	5,735	5,898	(163)	13,131	13,443	(312)
Natural gas sales	33,747	35,452	(1,705)	70,419	73,585	(3,166)
	$139,281	$141,286	$(2,005)	$276,760	$280,407	$(3,647)
Costs and expenses:
Oil and natural gas production	$49,431	$51,436	$(2,005)	$97,398	$101,045	$(3,647)

Net income (loss)	$(50,709)	$(50,709)	$—	$13,673	$13,673	$—

Partners' deficit, as of January 1, 2018	$(271,687)	$(271,687)	$—	$(271,687)	$(271,687)	$—

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

Oil, NGL and natural gas sales revenues are generally recognized at the point in time that control of the product is transferred to the customer and collectability is reasonably assured. This generally occurs when oil or natural gas has been delivered to a pipeline or truck. A more detailed summary of the sale of each product type is included below.

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

	Three Months Ended	Six Months Ended
	June 30,
	2018	2018
	(In thousands)
Revenues:
Oil sales	$99,799	$193,210
Natural gas liquids (NGL) sales	5,735	13,131
Natural gas sales	33,747	70,419
Total revenues	139,281	276,760

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

Legacy records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Legacy has existing internal controls in place for its estimation process, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the three months ended June 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

During the six months ended June 30, 2018, Legacy divested certain individually immaterial oil and natural gas assets for net cash proceeds of $29.2 million. These dispositions were treated as asset sales and resulted in a gain on disposition of assets of $21.5 million during the period.

(6)	Related Party Transactions

Blue Quail Energy Services, LLC (“Blue Quail”), a company specializing in water transfer services, is an affiliate of Moriah Energy Services LLC, an entity which Cary D. Brown and Dale A. Brown, both directors of Legacy, are principals. Legacy has contracted with Blue Quail to provide water transfer services and paid $120,241 and $9,758 in the six month periods ended June 30, 2018 and 2017, respectively, to Blue Quail for such services. Blue Quail charged Legacy prices consistent with that of other vendors for services rendered.

(7)	Commitments and Contingencies

On March 28, 2018, a purported holder of the Partnership’s Preferred Units filed a putative class action challenging the Merger against the Partnership, LRGPLLC and New Legacy (the “Doppelt Action”). The Doppelt Action contains two causes of action challenging the Merger, including breach of the Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") and breach of the implied covenant of good faith and fair dealing. The plaintiff in the Doppelt Action seeks injunctive relief prohibiting consummation of the Merger or, in the event the Merger is consummated, rescission or rescissory damages, as well as reasonable attorneys’ and experts’ fees and expenses. Additionally, on April 4, 2018, a motion to expedite was filed in connection with the Doppelt Action, by which the plaintiff sought a hearing on a motion for a preliminary injunction prior to the close of the Merger and requested that the court set an expedited discovery schedule prior to any such hearing. The plaintiff in the Doppelt Action also filed a lawsuit against the Partnership and the LRGPLLC in 2017 for breach of the Partnership Agreement based on the treatment of the accrued but unpaid preferred distributions as “guaranteed payments” for tax purposes. A second putative class action lawsuit challenging the Merger was filed on April 3, 2018 against the Partnership, the LRGPLLC and New Legacy (the “Chammah Ventures Action”). The Chammah Ventures Action contains the same causes of action and that plaintiff seeks substantially the same relief as the plaintiff in the Doppelt Action. On April 13, 2018, the Court issued an order consolidating the Doppelt and Chammah actions (together, the "Consolidated Actions") and appointing Plaintiff Doppelt as lead plaintiff and his counsel as lead counsel for the putative class action. On April 13, 2018, the Court also granted the motion to expedite the consolidated action. On April 23, 2018 Plaintiff Doppelt filed an Amended Complaint, adding an additional count for breach of the Partnership Agreement. A hearing on Plaintiff's motion for a preliminary injunction and Legacy's motion to dismiss occurred on June 4, 2018.

On June 22, 2018, the Partnership, New Legacy, LRGPLLC and the plaintiff in the Consolidated Action reached an agreement in principle to settle the Consolidated Action. The parties submitted a Settlement Agreement to the Court on July 6, 2018. The Court has entered a scheduling order setting September 12, 2018 as the date for a hearing for consideration of the Settlement Agreement. See Note 1 and Note 14 for further discussion of the Settlement Agreement.

A third putative class action lawsuit challenging the Merger was filed against the Partnership, LRGPLLC, New Legacy and Merger Sub on April 27, 2018 by Patrick Irish in the District Court in Midland County, Texas (the “Irish Action”). The Irish Action contains the same general causes of action as the initial complaint filed in the Doppelt Action and the Chammah Ventures Action and seeks the same relief. The Partnership, LRGPLLC, New Legacy and the plaintiff’s counsel in the Consolidated Action have agreed to coordinate efforts to obtain a dismissal of the Irish Action following the consummation of the Merger.

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

Legacy has employment agreements with its officers and retention bonus agreements with certain other employees. The employment agreements with its officers specify that if the officer is terminated by Legacy for other than cause or following a change in control, the officer shall receive severance pay ranging from 24 to 36 months salary plus bonus and COBRA benefits, respectively. The retention bonus agreements provide for fixed bonus amounts to be paid to employees contingent upon various criteria including their continuous employment or a change in control.

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

Fair Value on a Recurring Basis

The following tables summarize (i) the valuation of each of Legacy’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the financial instruments are subject to netting arrangements and qualify for net presentation in the Legacy’s consolidated balance sheets at June 30, 2018 and December 31, 2017. Legacy nets the fair value of derivative instruments by counterparty in its consolidated balance sheets.

	June 30, 2018
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Assets:
Current
Commodity derivatives	$—	$12,703	$30,134	$42,837	$(12,703)	$30,134
Interest rate derivatives	—	2,300	—	2,300	—	2,300
Noncurrent
Commodity derivatives	—	7,701	1,482	9,183	(4,388)	4,795
Interest rate derivatives	—	784	—	784	—	784

Liabilities:
Current
Commodity derivatives	—	(44,830)	—	(44,830)	12,703	(32,127)
LTIP liability	—	(25,840)	—	(25,840)	—	(25,840)
Noncurrent
Commodity derivatives	—	(6,682)	—	(6,682)	4,388	(2,294)

Net fair value instruments	$—	$(53,864)	$31,616	$(22,248)	$—	$(22,248)

(a)	See Note 12 for further discussion on unit-based compensation expenses and the related Long-Term Incentive Plan ("LTIP") liability for certain grants accounted for under the liability method.

	December 31, 2017
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Assets:
Current
Commodity derivatives	$—	$19,792	$—	$19,792	$(7,204)	$12,588
Interest rate derivatives	—	837	—	837	(1)	836
Noncurrent
Commodity derivatives	—	14,278	—	14,278	(1,460)	12,818
Interest rate derivatives	—	1,281	—	1,281		1,281

Liabilities:
Current
Commodity derivatives	—	(21,027)	(4,191)	(25,218)	7,204	(18,014)
Interest rate derivatives	—	(1)	—	(1)	1	—
LTIP liability	—	(1,947)	—	(1,947)		(1,947)
Noncurrent
Commodity derivatives	—	(1,637)	(897)	(2,534)	1,460	(1,074)

Net fair value instruments	$—	$11,576	$(5,088)	$6,488	$—	$6,488

(a)	See Note 12 for further discussion on unit-based compensation expenses and the related Long-Term Incentive Plan ("LTIP") liability for certain grants accounted for under the liability method.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
	(In thousands)
Beginning balance	$9,909	$1,666	$(5,088)	$8
Total gains (losses)	26,356	(747)	40,416	492
Settlements, net	(4,649)	(289)	(3,712)	130
Ending balance	$31,616	$630	$31,616	$630
Gains (losses) included in earnings relating to derivatives still held as of June 30, 2018 and 2017	$23,158	$(631)	$34,232	$89

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

Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; measurements of oil and natural gas property impairments; and the initial recognition of asset retirement obligations ("ARO") for which fair value is used. These ARO estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, Legacy has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of Legacy’s asset retirement obligation is presented in Note 10.

Nonrecurring fair value measurements of proved oil and natural gas properties during the six-month period ended June 30, 2018 consist of:

	Fair Value Measurements During the Six Months Ended June 30, 2018 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Impairment (a)	$—	$—	$26,195

(a)
Legacy periodically reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the six-month period ended June 30, 2018, Legacy incurred impairment charges of $35.4 million as oil and natural gas properties with a net cost basis of $61.6 million were written down to their fair value of $26.2 million. In order to determine whether the carrying value of an asset is recoverable, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The carrying amount of the revolving long-term debt of $508 million as of June 30, 2018 approximates fair value because Legacy's current borrowing rate does not materially differ from market rates for similar bank borrowings. Legacy has classified the revolving debt as a Level 2 item within the fair value hierarchy. The carrying amount of the second lien term loan debt under Legacy’s Second Lien Term Loan Credit Agreement approximates fair value because Legacy’s current borrowing rate does not materially differ from market rates for similar borrowings. Legacy has classified the Second Lien Term Loans as a Level 2 item within the fair value hierarchy. As of June 30, 2018, the fair values of the 2020 Senior Notes and the 2021 Senior Notes were $195.1 million and $196.5 million, respectively. As these valuations are based on unadjusted quoted prices in an active market, the fair values are classified as Level 1 items within the fair value hierarchy.

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

The following table sets forth a reconciliation of the changes in fair value of Legacy's commodity derivatives for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
	(In thousands)
Beginning fair value of commodity derivatives	$7,409	$43,131	$6,318	$12,698
Total gain (loss) - oil derivatives	(7,082)	7,776	(7,824)	22,776
Total gain (loss) - natural gas derivatives	(2,233)	6,740	(3,195)	26,409
Crude oil derivative cash settlements paid (received)	6,309	(3,559)	11,203	(6,698)
Natural gas derivative cash settlements received	(3,895)	(3,012)	(5,994)	(4,109)
Ending fair value of commodity derivatives	$508	$51,076	$508	$51,076

As of June 30, 2018, Legacy had the following NYMEX West Texas Intermediate ("WTI") crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Time Period	Volumes (Bbls)	Price per Bbl	Range per Bbl
July-December 2018	1,527,200	$54.76	$51.20	-	$63.68
2019	2,190,000	$58.88	$57.15	-	$61.20

As of June 30, 2018, Legacy had the following Midland-to-Cushing crude oil differential swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

		Average	Price
Time Period	Volumes (Bbls)	Price per Bbl	Range per Bbl
July-December 2018	2,024,000	$(1.13)	$(1.25)	-	$(0.80)
2019	730,000	$(1.15)	$(1.15)

As of June 30, 2018, Legacy had the following NYMEX WTI crude oil costless collars that combine a long put with a short call as indicated below:

		Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Call Price per Bbl
July-December 2018	782,000	$47.06	$60.29

As of June 30, 2018, Legacy had the following NYMEX WTI crude oil enhanced swap contracts that combine a short put and long put with a fixed-price swap as indicated below:

		Average Long	Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
July-December 2018	64,400	$57.00	$82.00	$90.50

As of June 30, 2018, Legacy had the following NYMEX Henry Hub natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Time Period	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
July-December 2018	18,160,000	$3.23	$3.04	-	$3.39
2019	25,800,000	$3.36	$3.29	-	$3.39

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

Legacy does not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
	(In thousands)
Beginning fair value of interest rate swaps	$2,983	$1,025	$2,117	$183
Total gain on interest rate swaps	372	(334)	1,315	90
Cash settlements (received) paid	(271)	249	(348)	667
Ending fair value of interest rate swaps	$3,084	$940	$3,084	$940

The table below summarizes the interest rate swap position as of June 30, 2018:

	Weighted Average			Estimated Fair Value at
Notional Amount	Fixed Rate	Effective Date	Maturity Date	June 30, 2018
(Dollars in thousands)
$235,000	1.363%	9/1/2015	9/1/2019	$3,084

(10)	Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the six months ended June 30, 2018 and year ended December 31, 2017:

	June 30, 2018	December 31, 2017
	(In thousands)
Asset retirement obligation - beginning of period	$274,686	$272,148
Liabilities incurred with properties acquired	156	62
Liabilities incurred with properties drilled	39	39
Liabilities settled during the period	(812)	(1,891)
Liabilities associated with properties sold	(16,107)	(8,464)
Current period accretion	6,283	12,792
Asset retirement obligation - end of period	$264,245	$274,686

(11)	Partners' Deficit

Preferred Units

As of June 30, 2018, 2,300,000 of Legacy's 8% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series A Preferred Units") were outstanding.

As of June 30, 2018, 7,200,000 of Legacy's 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units" and, together with the Series A Preferred Units, the "Preferred Units") were outstanding

Distributions on the Preferred Units are cumulative from the date of original issue and will be payable monthly in arrears on the 15th day of each month of each year, when, as and if declared by the board of directors of the Partnership's general partner. Distributions on the Series A Preferred Units will be payable from, and including, the date of the original issuance to, but not including April 15, 2024 at an initial rate of 8.00% per annum of the stated liquidation preference. Distributions on the Series B

Preferred Units will be payable from, and including, the date of the original issuance to, but not including June 15, 2024 at an initial rate of 8.00% per annum of the stated liquidation preference. Distributions accruing on and after April 15, 2024 for the Series A Preferred Units and June 15, 2024 for the Series B Preferred Units will accrue at an annual rate equal to the sum of (a) three-month LIBOR as calculated on each applicable date of determination and (b) 5.24% for Series A and 5.26% for Series B, based on the $25.00 liquidation preference per preferred unit.

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

The Series A Preferred Units and the Series B Preferred Units trade on NASDAQ under the symbols "LGCYP" and "LGCYO,” respectively.

On January 21, 2016, Legacy announced that its general partner suspended monthly cash distributions for both its Series A Preferred Units and its Series B Preferred Units. As of June 30, 2018, $4.92 of distributions per unit were in arrears, representing a total cumulative arrearage of approximately $46.7 million.

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

In addition, the vested and outstanding Incentive Distribution Units held by WPX may be converted by Legacy, subject to applicable conversion factors, into units on a one-for-one basis at any time when Legacy has made a distribution in respect of its units for each of the four full fiscal quarters prior to the delivery of its conversion notice, and the amount of the distribution in respect of the units for the full quarter immediately preceding delivery of its conversion notice was equal to at least $0.90 per unit; and the amount of all distributions during each quarter within the four-quarter period immediately preceding delivery of its conversion notice did not exceed the adjusted operating surplus, as defined in Legacy's Partnership Agreement, for such quarter. Further, WPX also has the ability to similarly convert any of its vested Incentive Distribution Units. WPX may not transfer any of the Incentive Distribution Units it holds to any person that is not a controlled affiliate of WPX.

Income (loss) per unit

The following table sets forth the computation of basic and diluted income per unit:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss)	$(50,709)	$(11,077)	$13,673	$5,295
Distributions to preferred unitholders	(4,750)	(4,750)	(9,500)	(9,500)
Net income (loss) attributable to unitholders	$(55,459)	$(15,827)	4,173	(4,205)
Weighted average number of units outstanding - basic	76,725	72,354	76,539	72,229
Effect of dilutive securities:
Restricted and phantom units	—	—	894	—
Weighted average number of units outstanding - diluted	76,725	72,354	77,433	72,229
Basic & diluted income (loss) per unit	$(0.72)	$(0.22)	$0.05	$(0.06)

For the three months ended June 30, 2018, 135,089 restricted units and 1,424,114 phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect. For the six months ended June 30, 2018, 57,625 restricted units and 607,488 phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect. For the three and six months ended June 30, 2017, 324,604 restricted units and 1,389,773 phantom units were excluded from the calculation of diluted income per unit due to their anti-dilutive effect.

(12)	Unit-Based Compensation

Long-Term Incentive Plan

On March 15, 2006, the LTIP for Legacy was implemented for its employees, consultants and directors, its affiliates and its general partner. On June 12, 2015, the unitholders of Legacy approved an amendment to the LTIP to provide for an increase in the number of units available for issuance from 2,000,000 to 5,000,000. The awards under the LTIP may include unit grants, restricted units, phantom units, unit options and unit appreciation rights ("UARs"). As of June 30, 2018, grants of awards net of forfeitures and, in the case of phantom units, historical exercises covering 3,459,197 units had been made, comprised of 266,014 unit option awards, 988,207 restricted unit awards, 1,424,114 phantom unit awards and 780,862 unit awards. The UAR awards and certain phantom unit awards granted under the LTIP may only be settled in cash, and therefore are not included in the aggregate number of units granted under the LTIP. The LTIP is administered by the compensation committee (the “Compensation Committee”) of the board of directors of LRGPLLC.

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

Legacy did not issue UARs to employees during the year ended December 31, 2017 or the six-month period ended June 30, 2018.

For the six-month periods ended June 30, 2018 and 2017, Legacy recorded $1.5 million and $(0.1) million, respectively, of compensation (benefit) expense due to the change in liability from December 31, 2017 and 2016, respectively, based on its use of the Black-Scholes model to estimate the June 30, 2018 and 2017 fair value of these UARs (see Note 7). As of June 30, 2018, there was a total of approximately $0.1 million of unrecognized compensation costs related to the unexercised and non-vested portion of these UARs. At June 30, 2018, this cost was expected to be recognized over a weighted-average period of approximately 0.22 years. Compensation expense is based upon the fair value as of June 30, 2018 and is recognized as a percentage of the service period satisfied. Based on historical data, Legacy has assumed a volatility factor of approximately 92% and employed the Black-Scholes model to estimate the June 30, 2018 fair value to be realized as compensation cost based on the percentage of service period satisfied. Based on historical data, Legacy has assumed an estimated forfeiture rate of 5.6%. Legacy will adjust the estimated forfeiture rate based upon actual experience. Legacy has assumed no annual distribution.

A summary of UAR activity for the six months ended June 30, 2018 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	722,021	$20.13	2.99	$—
Exercised	(2,667)	4.80
Expired & Forfeited	(22,167)	28.21
Outstanding at June 30, 2018	697,187	$19.93	2.87	$225,371

UARs exercisable at June 30, 2018	579,853	$22.81	2.60	$60,370

The following table summarizes the status of Legacy’s non-vested UARs since January 1, 2018:

	Non-Vested UARs
	Number of Units	Weighted-Average Exercise Price
Non-vested at January 1, 2018	129,499	$5.97
Vested	(9,988)	8.95
Forfeited	(2,167)	5.66
Non-vested at June 30, 2018	117,344	$5.72

Legacy has used a weighted-average risk-free interest rate of 2.6% in its Black-Scholes calculation of fair value, which approximates the U.S. Treasury interest rates at June 30, 2018 whose terms are consistent with the expected life of the UARs. Expected life represents the period of time that UARs are expected to be outstanding and is based on Legacy’s best estimate. The following table represents the weighted-average assumptions used for the Black-Scholes option-pricing model.

Six Months Ended
June 30, 2018
Expected life (years)	2.87
Risk free interest rate	2.6%
Annual distribution rate per unit	$0.00
Volatility	91.7%

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

Compensation expense related to the phantom units was $23.2 million and $1.9 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was a total of $38.6 million of unrecognized compensation expense remaining. This cost is expected to be recognized over a weighted average period of approximately 2.2 years.

Restricted Units

Legacy did not issue restricted units to any employees during the year ended December 31, 2017 or the six-month period ended June 30, 2018. Compensation expense related to restricted units was $0.4 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was a total of $0.4 million of unrecognized compensation expense related to the unvested portion of these restricted units. At June 30, 2018, this cost was expected to be recognized over a weighted-average period of 1.7 years. Pursuant to the provisions of ASC 718, Legacy’s issued units, as reflected in the accompanying consolidated balance sheet at June 30, 2018, do not include 135,089 units related to unvested restricted unit awards.

Board Units

On May 16, 2017, Legacy granted and issued 47,847 units to each of the six non-employee directors who receive compensation for their service on Legacy's board of directors. The value of each unit was $2.04 at the time of issuance.

On May 15, 2018, Legacy granted and issued 12,019 units to four non-employee directors who are anticipated to serve on the Board of Directors of New Legacy and 6,010 units to two non-employee directors who are not anticipated to serve on the Board of Directors of New Legacy. The value of each unit was $8.69 at the time of issuance.

(13) Subsidiary Guarantors

The Partnership's 2020 Senior Notes were issued in a private offering on December 4, 2012 and were subsequently registered through a public exchange offer that closed on January 8, 2014. The Partnership's 2021 Senior Notes were issued in two separate private offerings on May 28, 2013 and May 8, 2014. $250 million aggregate principal amount of our 2021 Senior Notes were subsequently registered through a public exchange offer that closed on March 18, 2014. The remaining $300 million of aggregate principal amount of Legacy's 2021 Senior Notes were subsequently registered through a public exchange offer that closed on February 10, 2015. The 2020 Senior Notes and the 2021 Senior Notes are guaranteed by Legacy's 100% owned subsidiaries Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP, Legacy Reserves Services, Inc., Legacy Reserves Energy Services LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC, which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation, and certain other future subsidiaries (the “Guarantors”, together with any future 100% owned subsidiaries that guarantee the Partnership's 2020 Senior Notes and 2021 Senior Notes, the “Subsidiaries”). The Subsidiaries are 100% owned, directly or indirectly, by the Partnership and the guarantees by the Subsidiaries are full and unconditional, except for customary release provisions described in “—Footnote 2—Debt.” The Partnership has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. The guarantees constitute joint and several obligations of the Guarantors.

(14) Subsequent Events

On June 22, 2018, the Partnership, New Legacy, LRGPLLC and the plaintiff in the Consolidated Action reached an agreement in principle to settle the Consolidated Action. The parties submitted the Settlement Agreement to the Court on July 6, 2018 and, on July 11, 2018, the Court entered a scheduling order for consideration of the Settlement Agreement (the “Scheduling Order”). The Scheduling Order sets September 12, 2018 as the date for the hearing at which the Court will consider (i) the fairness of the Settlement Agreement; (ii) whether a judgment should be entered dismissing the Consolidated Action with prejudice; (iii) the plaintiff’s counsel’s application for fees and expenses; and (iv) any objections to the Settlement Agreement. The Settlement Agreement, if approved by the Court, will grant holders of Series A Preferred Units and Series B Preferred Units approximately 10,730,000 shares of common stock in New Legacy in addition to the approximately 16,913,592 shares those holders would collectively receive pursuant to the exchange ratios that were included in the Initial Merger Agreement. In exchange, the class of holders of Preferred Units (dating back to January 21, 2016 through the consummation of the Merger) have agreed to release the Partnership, LRGPLLC and New Legacy, and any of their parent entities, controlling persons, associates, affiliates, including any person or entity owning, directly or indirectly, any portion of LRGPLLC, or subsidiaries and each and all of their respective officers, directors, stockholders, employees, representatives, advisors, consultants and other released parties, from liability for any claims related to or arising out of the rights inhering to the Preferred Units (subject to limited exceptions related to tax liabilities), including all claims brought in the Consolidated Action. As part of the Settlement Agreement, the lawsuit filed against the Partnership and LRGPLLC by the Plaintiff in the Doppelt Action based on the treatment of the accrued but unpaid preferred distributions as "guaranteed payments" for tax purposes will be dismissed. Each of the administrative agent for the Current Credit Agreement and the majority lenders under the Second Lien Term Loan Credit Agreement have consented to the terms of the Settlement Agreement, as required pursuant to the terms of the Current Credit Agreement and the Second Lien Term Loan Credit Agreement, respectively.

On July 9, 2018, New Legacy, the Partnership, LRGPLLC and Merger Sub entered into the A&R Merger Agreement.  The A&R Merger Agreement amends the Initial Merger Agreement to provide, among other things, that (i) with respect to the Series A Preferred Units, each Series A Preferred Unit will be converted into the right to receive 2.92033118 shares of common stock in New Legacy, (ii) with respect to the Series B Preferred Units, each Series B Preferred Unit will be converted into the right to receive 2.90650421 shares of common stock in New Legacy, (iii) for the purposes of clarification, phantom units that settle in units representing limited partner interests in the Partnership are included in the definition of “Restricted Unit”, and (iv) the board of directors of LRGPLLC shall take all necessary actions to allow the Partnership’s unitholders to vote at the Special Meeting on the Classified Board Proposal.

On July 31, 2018, the lenders for the Current Credit Agreement agreed to waive the Partnership’s compliance with the ratio of consolidated current assets to consolidated current liabilities covenant contained in the Current Credit Agreement for the fiscal quarter ended June 30, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This document contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•our ability to consummate the Corporate Reorganization (as defined below);

•	the outcome of any legal proceedings that may have been instituted against the Partnership relating to the Corporate Reorganization;

•our business strategy;

•the amount of oil and natural gas we produce;

•the price at which we are able to sell our oil and natural gas production;

•	our ability to identify, acquire, exploit and appropriately finance additional oil and natural gas properties at economically attractive prices;

•	our ability to replace reserves and increase reserve value;

•our drilling locations and our ability to continue our development activities at economically attractive costs;

•	the level of our lease operating expenses, general and administrative costs and finding and development costs, including payments to our general partner;

•the level of our capital expenditures;

•	our ability to comply with, renegotiate or receive waivers of debt covenants under our Revolving Credit Agreement and our Term Loan Credit Agreement (as defined below);

•	our ability to engage in lending and capital markets activity which may include debt refinancings or extensions, exchanges or repurchases or debt or equity issuances;

•	our ability to divest non-core assets at economically attractive prices;

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

Recent Developments

On March 26, 2018, the Partnership announced its intent to consummate a transaction pursuant to an Agreement and Plan of Merger (the "Initial Merger Plan") that would result in the Partnership and its general partner, Legacy Reserves GP, LLC, a Delaware limited liability company (the “General Partner”), becoming subsidiaries of a newly formed Delaware corporation, Legacy Reserves Inc. (“New Legacy”), and the Partnership’s unitholders and preferred unitholders becoming common stockholders of New Legacy (such transaction referred to herein collectively as the “Corporate Reorganization”). Upon the consummation of the Corporate Reorganization:

•
New Legacy, which is currently a wholly owned subsidiary of the General Partner, will acquire all of the issued and outstanding limited liability company interests in the General Partner and will become the sole member of the General Partner; and

•
the Partnership will merge with Legacy Reserves Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of New Legacy ("Merger Sub"), with the Partnership continuing as the surviving entity and as a subsidiary of New Legacy (the "Merger"), the limited partner interests of the Partnership other than the incentive distribution units in the Partnership being exchanged for New Legacy common stock and the General Partner interest remaining outstanding.

On June 22, 2018, the Partnership, New Legacy, the General Partner and the plaintiff in a consolidated class action challenging the Merger that was filed in the Court of Chancery of the State of Delaware (the “Court”) reached an agreement in principal to settle the consolidated action. The parties submitted a stipulation and agreement of settlement (the “Settlement Agreement”) to the Court on July 6, 2018. The Court has entered a scheduling order setting September 12, 2018 as the date for a hearing for consideration of the Settlement Agreement. The Settlement Agreement, if approved by the Court, will grant holders of Series A Preferred Units and Series B Preferred Units approximately 10,730,000 shares of common stock in New Legacy in addition to the approximately 16,913,592 shares those holders would collectively receive pursuant to the exchange ratios that were included in the Initial Merger Agreement.

On July 9, 2018, New Legacy, the Partnership, the General Partner and Merger Sub entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”).  The A&R Merger Agreement amends the Initial Merger Agreement to provide, among other things, that (i) with respect to the 8% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units of the Partnership (the “Series A Preferred Units”), each Series A Preferred Unit will be converted into the right to receive 2.92033118 shares of common stock in New Legacy, (ii) with respect to the 8% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units of the Partnership (the “Series B Preferred Units”), each Series B Preferred Unit will be converted into the right to receive 2.90650421 shares of common stock in New Legacy, (iii) for the purposes of clarification, phantom units that settle in units representing limited partner interests in the Partnership are included in the definition of “Restricted Unit”, and (iv) the board of directors of the General Partner shall take all necessary actions to allow the Partnership’s unitholders to vote at a special meeting of the unitholders (the “Special Meeting”) on a proposal to approve the classification of the board of directors of New Legacy, to be in effect following the closing of the A&R Merger Agreement (the “Classified Board Proposal”).

Overview

The oil and natural gas industry is in a challenging environment, especially over the past four years, as evidenced by volatility in the crude oil prices that ranged from over $100 per barrel in early 2014 to less than $30 per barrel in 2016 with 2017 bringing a recovery off the lows experienced in 2016 but below levels seen in 2014. As crude oil prices have strengthened through 2018, development activity in the Permian Basin has created certain basin-wide operational challenges. Crude oil and associated natural gas production growth has strained existing takeaway capacity and caused widening basis differentials in the Permian Basin relative to benchmark crude oil and natural gas prices, which affect the prices we realize for our crude oil and natural gas production. The narrowing of these basis differentials is largely dependent on the construction of new takeaway capacity and other factors beyond our control. While we believe that a significant number of these projects will be completed in 2019, there is no guarantee that these projects will be completed on time or at all. In addition, the availability of services related to drilling, completion and other well site activity is becoming tighter. We do not have the ability to control the supply of these services and if we are unable to find adequate services for our operations at economic prices, there could be a material adverse impact on our financial condition. Also, production from our horizontal development within the Permian Basin has, from time to time, been temporarily shut-in or constrained due to proximate development operations. We cannot control or accurately forecast the timing, duration or other operational impositions associated with such well interference but the impacts could have a material adverse effect on our financial condition. Our development capital expenditures are expected to be approximately $225 million in 2018 and will be focused on the development of our Permian Basin horizontal assets. We intend to continue to prudently manage our historical low-decline proved developed producing oil and gas properties to support the development of our high return prospects as we pursue additional cash flow and increase oil and natural gas reserves. To illustrate the sensitivity of our proved reserves to fluctuations in commodity prices, we recalculated our proved reserves as of December 31, 2017, using the five-year average forward price as of June 30, 2018 for both WTI oil and NYMEX natural gas. While this 5-year NYMEX forward strip price is not necessarily indicative of our overall outlook on future commodity prices, this commonly used methodology may help provide investors with an understanding of the impact of a volatile commodity price environment. Under such assumptions, we estimate the cumulative projected production from our year-end proved reserves would decrease by approximately 0.4% to 179.2 MMBoe from the reported 180.0 MMBoe, which is calculated as required by the SEC.

We may breach certain financial covenants under our $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto as amended most recently by the Ninth Amendment thereto (as amended, the “Revolving Credit Agreement”) and our second lien term loan credit agreement (as amended, our “Term Loan Credit Agreement”), which would constitute a default under our Revolving Credit Agreement or our Term Loan Credit Agreement. Such default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our Revolving Credit Agreement or our Term Loan Credit Agreement or foreclosure on our oil and natural gas properties. Certain payment defaults or acceleration under our Revolving Credit Agreement or our Term Loan Credit Agreement could cause a cross-default or cross-acceleration of all of our indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to date will be viewed positively by our lenders. For further discussion on the consequences of a breach of such covenants, including a potential cross-default of all our existing indebtedness, please read “Risk Factors-Risks Related to Our Business-Continued low commodity prices may impact our ability to comply with debt covenants” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Considering the current environment for the oil and natural gas industry, our goals for the remainder of 2018 are to:

•	efficiently develop our horizontal inventory in the Permian Basin to meaningfully grow oil production and total company cash flow and reserve value;

•	minimize production declines and operating costs through efficient operations; and

•
reposition our balance sheet by (i) consummating the Corporate Reorganization and (ii) evaluating and opportunistically pursuing alternatives to materially reduce our outstanding indebtedness and restructure our near term maturity indebtedness.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
	(In thousands, except per unit data)
Revenues:
Oil sales	$99,799	$46,096	$193,210	$95,238
Natural gas liquids (NGL) sales	5,735	4,921	13,131	9,971
Natural gas sales	33,747	41,830	70,419	87,185
Total revenue	$139,281	$92,847	$276,760	$192,394
Expenses:
Oil and natural gas production, excluding ad valorem taxes	$46,882	$42,262	$92,467	$91,490
Ad valorem taxes	2,549	2,540	4,931	4,529
Total oil and natural gas production	$49,431	$44,802	$97,398	$96,019
Production and other taxes	$7,658	$4,145	$14,984	$8,304
General and administrative, excluding transaction costs and LTIP	$8,003	$7,046	$17,505	$15,669
Transaction costs	1,607	52	3,389	84
LTIP expense	12,886	1,483	25,692	3,380
Total general and administrative	$22,496	$8,581	$46,586	$19,133
Depletion, depreciation, amortization and accretion	$38,139	$27,689	$74,686	$56,485
Commodity derivative cash settlements:
Oil derivative cash settlements (paid) received	$(6,309)	$3,559	$(11,203)	$6,698
Natural gas derivative cash settlements received	$3,895	$3,012	$5,994	$4,109
Production:
Oil (MBbls)	1,629	1,044	3,176	2,081
Natural gas liquids (MGal)	11,332	8,514	20,576	16,167
Natural gas (MMcf)	14,555	15,604	28,835	31,196
Total (MBoe)	4,325	3,847	8,472	7,665
Average daily production (Boe/d)	47,527	42,275	46,807	42,348
Average sales price per unit (excluding derivative cash settlements):
Oil price (per Bbl)	$61.26	$44.15	$60.83	$45.77
Natural gas liquids price (per Gal)	$0.51	$0.58	$0.64	$0.62
Natural gas price (per Mcf)	$2.32	$2.68	$2.44	$2.79
Combined (per Boe)	$32.20	$24.13	$32.67	$25.10
Average sales price per unit (including derivative cash settlements):
Oil price (per Bbl)	$57.39	$47.56	$57.31	$48.98
Natural gas liquids price (per Gal)	$0.51	$0.58	$0.64	$0.62
Natural gas price (per Mcf)	$2.59	$2.87	$2.65	$2.93
Combined (per Boe)	$31.65	$25.84	$32.05	$26.51
Average WTI oil spot price (per Bbl)	$68.07	$48.10	$65.55	$49.85
Average Henry Hub natural gas spot price (per MMbtu)	$2.85	$3.08	$2.96	$3.05
Average unit costs per Boe:
Oil and natural gas production, excluding ad valorem taxes	$10.84	$10.99	$10.91	$11.94
Ad valorem taxes	$0.59	$0.66	$0.58	$0.59
Production and other taxes	$1.77	$1.08	$1.77	$1.08
General and administrative excluding transaction costs and LTIP	$1.85	$1.83	$2.07	$2.04
Total general and administrative	$5.20	$2.23	$5.50	$2.50
Depletion, depreciation, amortization and accretion	$8.82	$7.20	$8.82	$7.37

Results of Operations

Three-Month Period Ended June 30, 2018 Compared to Three-Month Period Ended June 30, 2017

Our revenues from the sale of oil were $99.8 million and $46.1 million for the three-month periods ended June 30, 2018 and 2017, respectively. Our revenues from the sale of NGLs were $5.7 million and $4.9 million for the three-month periods ended June 30, 2018 and 2017, respectively. Our revenues from the sale of natural gas were $33.7 million and $41.8 million for the three-month periods ended June 30, 2018 and 2017, respectively. The $53.7 million increase in oil revenues reflects an increase in production of 585 MBbls (56%) and an increase in the average realized price of $17.11 per Bbl (39%). The increase in production is due to our Permian horizontal drilling program and increased working interests under our amended and restated development agreement with an affiliate of TPG Sixth Street Partners (the "Amended and Restated Development Agreement"). The increase in oil revenues also reflects the increase in average realized price due to an increase in the average West Texas Intermediate (“WTI”) crude oil price of $19.97 per Bbl partially offset by widening regional differentials. The $0.8 million increase in NGL sales reflects increased ethane recoveries in our Piceance Basin properties partially offset by a decrease in the realized NGL price of approximately $0.07 per Gal (12%). The $8.1 million decrease in natural gas revenues reflects lower realized natural gas prices and a decrease in production. Average realized natural gas prices decreased by $0.36 per Mcf (13%) during the three months ended June 30, 2018 compared to the same period in 2017. Realized prices decreased due to lower NYMEX Henry Hub prices, widening regional differentials and $0.12 attributable to our adoption of ASC 606. For further discussion of our adoption of ASC 606 and its effect on our financial statements, please see "—Footnote 3—Impact of ASC 606 Adoption" in the Notes to Consolidated Financial Statements. Our natural gas production decreased by approximately 1,049 MMcf (7%) primarily due to natural production declines and individually immaterial divestitures partially offset by increased working interests under our Amended and Restated Development Agreement.

For the three-month period ended June 30, 2018, we recorded $9.3 million of net losses on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net losses recognized during the three-month period ended June 30, 2018 are primarily due to unfavorable cash settlements on our oil derivatives and a decrease in the value of our derivative positions resulting from an increase in commodity prices during the quarter. This decrease was partially offset by an increase in the value of our Mid-Cush differential swaps and favorable cash settlements on our Mid-Cush and natural gas derivatives. For the three-month period ended June 30, 2017, we recorded $14.5 million of net gains on oil and natural gas derivatives. Settlements of such contracts resulted in cash (payments) receipts of $(2.4) million and $6.6 million during the three months ended June 30, 2018 and 2017, respectively.

Our oil and natural gas production expenses, excluding ad valorem taxes, increased to $46.9 million ($10.84 per Boe) for the three-month period ended June 30, 2018 from $42.3 million ($10.99 per Boe) for the three-month period ended June 30, 2017. This increase is primarily attributable to costs associated with increased production related to our Permian horizontal drilling program, as well as increased working interests under our Amended and Restated Development Agreement. Our ad valorem tax expense remained consistent at $2.5 million for the three-month period ended June 30, 2018 compared to $2.5 million or the three-month period ended June 30, 2017.

Our production and other taxes were $7.7 million and $4.1 million for the three-month periods ended June 30, 2018 and 2017, respectively. Production and other taxes increased due to the increase in our weighted average product price and increased production.

Our general and administrative expenses were $22.5 million and $8.6 million for the three-month periods ended June 30, 2018 and 2017, respectively. General and administrative expenses increased due to a $11.4 million increase in LTIP expense related to the recent increase in our unit price, a $1.6 million increase in transaction costs and general cost increases.

We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $38.1 million and $27.7 million for the three-month periods ended June 30, 2018 and 2017, respectively. DD&A increased $10.5 million due primarily to increased horizontal Permian production.

In the three-month period ended June 30, 2018, we recognized impairment expense of $35.4 million on seven separate producing fields primarily related to the decline in natural gas futures prices during the period since December 31, 2017. In the three-month period ended June 30, 2017, we recognized impairment expense of $1.8 million on four separate producing fields primarily related to increased operating expenses.

We recorded (gains) losses on disposal of assets of $(1.1) million and $11.0 million for the three-month periods ended June 30, 2018 and 2017, respectively. The gains in 2018 were primarily related to the disposition of marginal oil and natural gas assets. The losses in 2017 were primarily related to the disposition of oil and natural gas assets operated under a CO2 flood.

We recorded interest expense of $28.6 million and $20.6 million for the three-month periods ended June 30, 2018 and 2017, respectively. Interest expense increased period over period due to additional expenses associated with new borrowings under our Second Lien Term Loan Credit Agreement and increased interest expense on our revolving credit facility partially offset by lower bond interest following our 2018 repurchase of Senior Notes.

As a result of the items described above, Legacy recorded net losses of $50.7 million and $11.1 million for the three-month periods ended June 30, 2018 and 2017, respectively.

Six-Month Period Ended June 30, 2018 Compared to Six-Month Period Ended June 30, 2017

Our revenues from the sale of oil were $193.2 million and $95.2 million for the six-month periods ended June 30, 2018 and 2017, respectively. Our revenues from the sale of NGLs were $13.1 million and $10.0 million for the six-month periods ended June 30, 2018 and 2017, respectively. Our revenues from the sale of natural gas were $70.4 million and $87.2 million for the six-month periods ended June 30, 2018 and 2017, respectively. The $98.0 million increase in oil revenues reflects an increase in oil production of 1,095 MBbls (53%) due to our Permian horizontal drilling program and increased working interests under the Amended and Restated Development Agreement. The increase in oil revenues also reflects the increase in average realized price of $15.06 per Bbl (33%) due to an increase in average WTI crude oil prices of $15.70 per Bbl partially offset by widening regional differentials. The $3.2 million increase in NGL sales reflects increased ethane recoveries in our Piceance Basin properties and an increase in the realized NGL price of approximately $0.02 per Gal (3%) due to higher commodity prices. The $16.8 million decrease in natural gas revenues reflects lower realized natural gas prices and a decrease in natural gas production. Average realized natural gas prices decreased by $0.35 per Mcf (13%) during the six months ended June 30, 2018 compared to the same period in 2017 due to widening regional differentials, the decrease in average NYMEX Henry Hub natural gas prices of $0.09 per Mcf and $0.11 attributable to our adoption of ASC 606. For further discussion of our adoption of ASC 606 and its effect on our financial statements, please see "—Footnote 3—Impact of ASC 606 Adoption" in the Notes to Consolidated Financial Statements. Our natural gas production decreased by approximately 2,361 MMcf (8%) due to natural production declines and individually immaterial divestitures partially offset by increased working interests under our Amended and Restated Development Agreement.

For the six-month period ended June 30, 2018, we recorded $11.0 million of net losses on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net losses recognized during the six-month period ended June 30, 2018 are primarily due to the increase in commodity prices during 2018 and unfavorable cash settlements on our oil derivatives. This decrease was partially offset by an increase in the value of our Mid-Cush differential swaps and favorable cash settlements on our Mid-Cush and natural gas derivatives. For the six-month period ended June 30, 2017, we recorded $49.2 million of net gains on oil and natural gas derivatives. Settlements of such contracts resulted in cash (payments) receipts of $(5.2) million and $10.8 million during the six months ended June 30, 2018 and 2017, respectively.

Our oil and natural gas production expenses, excluding ad valorem taxes, increased to $92.5 million for the six-month period ended June 30, 2018 from $91.5 million for the six-month period ended June 30, 2017. This increase is primarily attributable to increased well count due to our Permian horizontal drilling program and increased working interests under our Amended and Restated Development Agreement partially offset by general cost reduction efforts. Our ad valorem tax expense increased to $4.9 million ($0.58 per Boe) for the six-month period ended June 30, 2018 compared to $4.5 million ($0.59 per Boe) for the six-month period ended June 30, 2017 primarily due to increased well count and increased working interests under our Amended and Restated Development Agreement, resulting in a larger taxable asset base.

Our production and other taxes were $15.0 million and $8.3 million for the six-month periods ended June 30, 2018 and 2017, respectively. Production and other taxes increased due to the increase in our weighted average product price and increased production.

Our general and administrative expenses were $46.6 million and $19.1 million for the six-month periods ended June 30, 2018 and 2017, respectively. General and administrative expenses increased due to a $21.8 million increase in LTIP expense related to the recent increase in our unit price, a $3.3 million increase in transaction costs, and general cost increases.

We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $74.7 million and $56.5 million for the six-month periods ended June 30, 2018 and 2017, respectively. DD&A increased $18.2 million due primarily to increased horizontal Permian production.

Impairment expense was $35.4 million and $9.9 million for the six-month periods ended June 30, 2018 and 2017, respectively. In the six-month period ended June 30, 2018, we recognized $35.4 million of impairment expense on seven separate producing fields related to the decline in natural gas futures prices during the period since December 31, 2017. Impairment expense for the six-month period ended June 30, 2017 was recognized on 11 separate producing fields primarily related to the further decline in oil and natural gas futures prices during the period and increased expenses.

We recorded (gains) losses on disposal of assets of $(21.5) million and $5.5 million for the six-month periods ended June 30, 2018 and 2017, respectively. The gains in 2018 were primarily related to the disposition of marginal oil and natural gas assets. The losses in 2017 were primarily related to the disposition of oil and natural gas assets operated under a CO2 flood.

We recorded interest expense of $56.0 million and $40.7 million for the six-month periods ended June 30, 2018 and 2017, respectively. Interest expense increased approximately $15.2 million primarily due to additional interest expense associated with new borrowings under our Second Lien Term Loan Credit Agreement and increased interest expense on our revolving credit facility partially offset by lower bond interest expense following our 2018 repurchase of Senior Notes.

As a result of the items described above, Legacy recorded net income of $13.7 million and $5.3 million for the six-month periods ended June 30, 2018 and 2017, respectively.

Non-GAAP Financial Measure

Our management uses Adjusted EBITDA as a tool to provide additional information and metrics relative to the performance of our business. Our management believes that Adjusted EBITDA is useful to investors because this measure is used by many companies in the industry as a measure of operating and financial performance and is commonly employed by financial analysts and others to evaluate the operating and financial performance of the Partnership from period to period and to compare it with the performance of other publicly traded partnerships within the industry. Adjusted EBITDA may not be comparable to a similarly titled measure of other publicly traded limited partnerships or limited liability companies because all companies may not calculate Adjusted EBITDA in the same manner.The following presents a reconciliation of “Adjusted EBITDA,” which is a non-GAAP measure, to its nearest comparable GAAP measure. Adjusted EBITDA should not be considered as an alternative to GAAP measures, such as net income, operating income, cash flow from operating activities, or any other GAAP measure of financial performance. Adjusted EBITDA is defined as net income (loss) plus:

•	Interest expense;

•	Gain on extinguishment of debt;

•	Income tax expense;

•	Depletion, depreciation, amortization and accretion;

•	Impairment of long-lived assets;

•	(Gain) loss on disposal of assets;

•	Equity in (income) loss of equity method investees;

•	Unit-based compensation expense related to LTIP unit awards accounted for under the equity or liability methods;

•	Minimum payments earned in excess of overriding royalty interest;

•	Net (gains) losses on commodity derivatives;

•	Net cash settlements (paid) received on commodity derivatives;

•	Transaction costs.

The following table presents a reconciliation of our consolidated net income to Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss)	$(50,709)	$(11,077)	$13,673	$5,295
Plus:
Interest expense	28,589	20,614	55,957	40,747
Gain on extinguishment of debt	—	—	(51,693)	—
Income tax expense	130	150	617	571
Depletion, depreciation, amortization and accretion	38,139	27,689	74,686	56,485
Impairment of long-lived assets	35,381	1,821	35,381	9,883
(Gain) loss on disposal of assets	(1,145)	11,049	(21,540)	5,525
Equity in income of equity method investees	(3)	(1)	(20)	(12)
Unit-based compensation expense	12,886	1,483	25,692	3,380
Minimum payments earned in excess of overriding royalty interest(a)	334	470	856	915
Net (gains) losses on commodity derivatives	9,315	(14,516)	11,019	(49,185)
Net cash settlements (paid) received on commodity derivatives	(2,414)	6,571	(5,209)	10,807
Transaction costs	1,607	52	3,389	84
Adjusted EBITDA	$72,110	$44,305	$142,808	$84,495
____________________

(a)
A portion of minimum payments earned in excess of overriding royalties earned under a contractual agreement expiring December 31, 2019. The remaining amount of the minimum payments are recognized in net income.

For the three months ended June 30, 2018 and 2017, respectively, Adjusted EBITDA increased 63% to $72.1 million from $44.3 million. For the six months ended June 30, 2018 and 2017, Adjusted EBITDA increased 69% to $142.8 million from $84.5 million. These increases are attributable to the increase in realized commodity prices, increased oil production from our Permian horizontal drilling program and increased working interests under our Amended and Restated Development Agreement.

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

Based upon current oil and natural gas price expectations and our commodity derivatives positions, we anticipate that our cash flow from operations, commodity hedge realizations and borrowings under our Revolving Credit Agreement and Term Loan Credit Agreement will provide us sufficient liquidity to fund our operations in 2018. However, we could breach certain financial covenants under our Revolving Credit Agreement or our Term Loan Credit Agreement, which would constitute a default under our Revolving Credit Agreement or our Term Loan Credit Agreement. Such a default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and potential subsequent acceleration of all amounts outstanding under our Revolving Credit Agreement or our Term Loan Credit Agreement or foreclosure on our oil and natural gas properties. Certain payment defaults or acceleration under our Revolving Credit Agreement could cause a cross-default or cross-acceleration of all of our other indebtedness. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness. Our Revolving Credit Agreement and Term Loan Credit Agreement contain covenants that currently prevent us from making distributions to our limited partners, including holders of our preferred units, unless we meet certain financial criteria, which, as of June 30, 2018, we do not meet. Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to operate or to maintain planned levels of capital expenditures. Please see “—Cash Flow from Financing Activities—Credit Facility.”

Our Revolving Credit Agreement became a current liability as of April 1, 2018 as the credit facility matures on April 1, 2019. We expect to refinance or extend the maturity of this obligation prior to its expiration date and we believe that the consummation of the Corporate Reorganization will improve our ability to do so; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing Revolving Credit Agreement. If the Corporate Reorganization is not consummated, we believe our ability to refinance or extend the maturity of the Revolving Credit Facility will be limited. We anticipate that the Corporate Reorganization will close in late September of 2018, but there is no assurance of any timing, if at all.

The amounts available for borrowing under our Revolving Credit Agreement are subject to a borrowing base, which is currently set at $575 million following our spring 2018 redetermination. As of July 31, 2018, we had $52.2 million available for borrowing under our Revolving Credit Agreement. Our lenders redetermine the borrowing base semi-annually, with the next redetermination scheduled on or about October 1, 2018, subject to the parties' rights to have additional redeterminations between scheduled redeterminations.

As of July 31, 2018, we had $61.4 million available for borrowing under our term loan credit agreement. Please see “—Cash Flow from Financing Activities—Second Lien Term Loan Credit Agreement.”

Our commodity derivatives position, which we use to mitigate commodity price volatility and (if positive) support our borrowing capacity, resulted in $5.2 million of unfavorable settlements in the six months ended June 30, 2018.

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

Cash Flow from Operations

Our net cash provided by operating activities was $115.0 million and $35.1 million for the six-month periods ended June 30, 2018 and 2017, respectively. The 2018 period was impacted primarily by higher realized oil prices.

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

Cash Flow from Investing Activities

We invested $118.3 million of capital for the six-month period ended June 30, 2018, which consisted of $114.7 million for development projects, exclusive of accrued capital expenditures, individually immaterial acquisitions of oil and natural gas properties and prospective acreage as well as adjustments to prior period acquisitions. We received $29.2 million of proceeds net of costs related to the divestiture of various oil and natural gas properties in individually immaterial transactions and post-close adjustments. We invested $61.9 million of capital for the six-month period ended June 30, 2017, which consisted of $48.3 million for development projects, $13.6 million of individually immaterial acquisitions of oil and natural gas properties and prospective acreage as well as adjustments to prior period acquisitions. We paid $0.2 million of costs net of proceeds related to the divestiture of various oil and natural gas properties in individually immaterial transactions and post close adjustments.

Our annual capital expenditure budget for 2018, which predominantly consists of drilling, recompletion and well stimulation projects, is set at $225 million. During the six months ended June 30, 2018, we incurred $140.4 million of such capital expenditures inclusive of the effect of accrued capital expenditures. We anticipate that we will have sufficient sources of working capital, including our cash flow from operations and available borrowing capacity under our revolving credit facility and our term loan credit agreement to meet our cash obligations including our remaining planned capital expenditures. Our remaining borrowing capacity under our revolving credit facility is $52.2 million as of July 31, 2018. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. We may defer a portion of our planned capital expenditures until later periods. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, non-operated capital requirements and internally generated cash flow. Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. We use derivatives to offset price volatility of oil and natural gas prices. For the six-month periods ended June 30, 2018 and 2017, we (paid) received settlements of $(2.4) million and $6.6 million, respectively, related to our commodity derivatives.

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

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of July 31, 2018, covering the period from July 1, 2018 through December 31, 2019. We use derivatives, including swaps, enhanced swaps and three-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are mostly settled based upon the monthly average closing price of the front-month NYMEX WTI oil, the price on the last trading day of front-month NYMEX Henry Hub natural gas.

Oil Swaps:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
July-December 2018	1,527,200	$54.76	$51.20	-	$63.68
2019	2,190,000	$58.88	$57.15	-	$61.20

Natural Gas Swaps:

Time Period	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
July-December 2018	18,160,000	$3.23	$3.04	-	$3.39
2019	25,800,000	$3.36	$3.29	-	$3.39

We have entered into regional crude oil differential swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) crude oil price less a fixed-price differential. As noted above, we receive a discount to the NYMEX WTI crude oil price at the point of sale. Due to refinery downtime and limited takeaway capacity that has impacted the Permian Basin, the difference between the WTI-ARGUS (Midland) price, which is the price we receive on almost all of our Permian crude oil production, and the WTI-ARGUS (Cushing) price reached historic highs in late 2012 and early 2013 and again in late 2014. We entered into these differential swaps to negate a portion of this volatility. The following table summarizes the oil differential contracts currently in place as of July 31, 2018, covering the period from July 1, 2018 through December 31, 2019:

		Average
Time Period	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
July-December 2018	2,024,000	$(1.13)	$(1.25)	-	$(0.80)
2019	730,000	$(1.15)	$(1.15)

We have also entered into multiple NYMEX WTI crude oil costless collar contracts. Each contract combines a long put option or "floor" with a short call option or "ceiling." At an annual WTI market price of $40.00, $50.00 and $65.00, the summary positions below would result in a net price of $47.06, $50.00 and $60.29 for 2018. The following table summarizes the costless oil collar contracts currently in place as of July 31, 2018, covering the period from July 1, 2018 through December 31, 2018:

		Average Long	Average Short
Time Period	Volumes (Bbls)	Put Price per Bbl	Call Price per Bbl
July-December 2018	782,000	$47.06	$60.29

We have also entered into multiple NYMEX WTI crude oil derivative enhanced swap contracts. The enhanced swap contract combines buying a lower-priced put, selling a higher-priced put, and using the net proceeds from these positions to simultaneously obtain a swap at above market prices (“enhanced swap price”). If the market price is at or above the higher-priced short put, this contract allows us to settle at the enhanced swap price. If the market price is below the higher-priced short put but above the lower-priced long put, this contract allows us to settle for the market price plus the spread between the enhanced swap price and the higher-priced short put. If the market price is at or below the lower-priced long put, this contract allows us to settle for the lower-priced long put plus the spread between the enhanced swap price and the higher-priced short put. For example, at an annual average WTI market price of $40.00, $50.00 and $65.00, the summary positions below would result in a net price of $65.50, $65.50 and $73.50 for 2018. The following table summarizes this type of enhanced swap contracts currently in place as of July 31, 2018, covering the period from July 1, 2018 to December 31, 2018:

		Average Long	Average Short	Average
Time Period	Volumes (Bbls)	Put Price per Bbl	Put Price per Bbl	Swap Price per Bbl
July-December 2018	64,400	$57.00	$82.00	$90.50

Cash Flow from Financing Activities

Our net cash used in financing activities was $15.9 million for the six months ended June 30, 2018, compared to cash provided by financing activities of $14.9 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, total net borrowings under our revolving credit facility were $9.0 million and net borrowings under our Second Lien Term Loans were $133.6 million. Further, we used borrowings under our Term Loan Credit Agreement to repurchase $187.1 million of Senior Notes for $132.1 million, inclusive of accrued but unpaid interest.

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

As of June 30, 2018, our ratio of consolidated current assets to consolidated current liabilities was less than 1.0 to 1.0, in violation of a covenant contained in our Revolving Credit Agreement. On July 31, 2018, we received a waiver with respect to compliance with such covenant for the fiscal quarter ended June 30, 2018. Except with respect compliance with the financial covenant that has been waived, as of June 30, 2018, we were in compliance with all covenants of the Revolving Credit Agreement. Depending on future oil and natural gas prices, we could breach certain financial covenants under our Revolving Credit Agreement, which would constitute a default under our Revolving Credit Agreement. Such default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our Revolving Credit Agreement and potential foreclosure on our oil and natural gas properties. As previously noted, if the lenders under our Revolving Credit Agreement were to accelerate, subject to certain limitations, the indebtedness under our Revolving Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness, and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to date, which include the suspension of distributions to our unitholders and holders of our preferred units, as well as asset sales completed and anticipated as of the date of this filing, will be viewed positively by our lenders. If an event of default would occur and were continuing, we would be unable to make borrowings under the Revolving Credit Agreement, may be unable to make distributions to our unitholders and our financial condition and liquidity would be adversely affected. The

Revolving Credit Agreement contains a covenant that currently prohibits us from paying distributions to our limited partners, including holders of our preferred units. For further information related to our Revolving Credit Agreement, please refer to "—Footnote 2—Debt" in the Notes to Condensed Consolidated Financial Statements.

As of June 30, 2018, we had approximately $508.0 million drawn under the Revolving Credit Agreement at a weighted average interest rate of 4.76%, leaving approximately $66.2 million of availability under the Revolving Credit Agreement. For the six-month period ended June 30, 2018, we paid in cash $12.7 million of interest expense on the Revolving Credit Agreement.

As part of our routine spring redetermination, our borrowing base was reaffirmed at $575.0 million, leaving approximately $52.2 million of availability under the Revolving Credit Agreement as of July 31, 2018.

We periodically enter into interest rate swap transactions to mitigate the volatility of interest rates. As of June 30, 2018, we had interest rate swaps on notional amounts of $235 million with a weighted average fixed rate of 1.36%. These swaps mature in September 2019.

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

Second Lien Term Loan Credit Agreement

On October 25, 2016, we entered into the Term Loan Credit Agreement. The term loans under the Term Loan Credit Agreement are issued with an upfront fee of 2% and bear interest at a rate of 12.00% per annum payable quarterly in cash or, prior to the 18 month anniversary of the Term Loan Credit Agreement, Legacy may elect to pay in kind up to 50% of the interest payable. GSO Capital Partners LP ("GSO") and certain funds and accounts managed, advised or sub-advised, by GSO are the initial lenders thereunder. The Term Loan Credit Agreement is secured on a second lien priority basis by the same collateral that secures our Revolving Credit Agreement and are unconditionally guaranteed on a joint and several basis by the same wholly owned subsidiaries of ours that are guarantors under the Revolving Credit Agreement. As of June 30, 2018, we were in compliance with all covenants of the Term Loan Credit Agreement. The Term Loan Credit Agreement matures on August 31, 2020. The Term Loan Credit Agreement contains a covenant that currently prohibits us from paying distributions to our unitholders and holders of our preferred units. For further information related to our Term Loan Credit Agreement, please refer to "—Footnote 2—Debt" in the Notes to Condensed Consolidated Financial Statements.

As of July 31, 2018, Legacy had approximately $338.6 million drawn under the Second Lien Term Loan Credit Agreement. On October 30, 2017 Legacy entered into the Second Amendment to the Term Loan Credit Agreement which, among other things, extends the availability of undrawn principal under our term loan credit agreement ($61.4 million as of July 31, 2018) to October 25, 2018, with any borrowing being subject to approval by each lender thereunder.

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

As of June 30, 2018, we were in compliance with all financial and other covenants of the 2020 Senior Notes. As previously noted, if the lenders under our Revolving Credit Agreement were to accelerate the indebtedness under our Revolving Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. For further information related to our 2020 Senior Notes please refer to "—Footnote 2—Debt" in the Notes to Condensed Consolidated Financial Statements.

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

As of June 30, 2018, we were in compliance with all financial and other covenants of the 2021 Senior Notes. As previously noted, if the lenders under our Revolving Credit Agreement were to accelerate the indebtedness under our Revolving Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. For further information related to our 2021 Senior Notes, please refer to "—Footnote 2—Debt" in the Notes to Condensed Consolidated Financial Statements.

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

As of June 30, 2018, with the exception of the adoption of ASC 606 as discussed in "—Footnote 3—Impact of ASC 606 Adoption" in the Notes to Condensed Consolidated Financial Statements, our critical accounting policies were consistent with those discussed in our Annual Report on Form 10-K for the period ended December 31, 2017.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is currently required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available.

In January 2018, the FASB issued an Exposure Draft titled “Leases (Topic 842): Targeted Improvements,” which includes a proposed amendment to ASU 2016-02 allowing entities an additional transition method to the existing requirements. Under this additional transition method, an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption.

We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements. Our ASU 2016-02 implementation approach includes educating key stakeholders within the organization, analyzing systems reports to identify the types and volume of contracts that may meet the definition of a lease under ASU 2016-02 and performing a detailed review of material contracts identified through that analysis. Based on the results obtained, we will assess what impacts ASU 2016-02 could have on our financial statements and disclosures, existing accounting policies and internal controls, as well as whether a financial lease accounting system solution will need to be implemented to comply.

We are also in the process of evaluating ASU 2016-02’s currently available and proposed practical expedients upon transition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than speculative trading. These derivative instruments are discussed in "Item 1. Financial Statements—Notes to Consolidated Financial Statements —Footnote 9—Derivative Financial Instruments."

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

As of June 30, 2018, the fair value of our commodity derivative positions was a net asset of $0.5 million based on NYMEX futures prices from July 2018 to December 2019 for both oil and natural gas. As of December 31, 2017, the fair market value of our commodity derivative positions was a net asset of $6.3 million based on NYMEX futures prices from January 2017 to December 2019 for both oil and natural gas. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from July 2018 through December 2019, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flow from Investing Activities.”

Interest Rate Risks

At June 30, 2018, we had debt outstanding under our Revolving Credit Agreement of $508.0 million, which incurred interest at floating rates in accordance with our revolving credit facility. The average annual interest rate incurred by us under our Revolving Credit Agreement for the six-month period ended June 30, 2018 was 4.90%. A 1% increase in LIBOR on our outstanding debt under our revolving credit facility as of June 30, 2018 would result in an estimated $2.7 million increase in annual interest expense assuming our current interest rate hedges remain in place and do not expire. We have entered into interest rate swaps with a weighted-average fixed rate of 1.36% to mitigate the volatility of interest rates on notional amounts of $235 million of floating rate debt.

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

Our management, with the participation of our general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation and subject to the foregoing, our general partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

During the first quarter of 2018, we added internal control processes over financial reporting as a result of the adoption of the new revenue recognition standard (ASC 606). There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 28, 2018, a purported holder of the Partnership’s Preferred Units filed a putative class action challenging the Merger against the Partnership, the General Partner and New Legacy (the “Doppelt Action”). The Doppelt Action contains two causes of action challenging the Merger, including breach of the Fifth Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) and breach of the implied covenant of good faith and fair dealing. The plaintiff in the Doppelt Action seeks injunctive relief prohibiting consummation of the Merger or, in the event the Merger is consummated, rescission or rescissory damages, as well as reasonable attorneys’ and experts’ fees and expenses. Additionally, on April 4, 2018, a motion to expedite was filed in connection with the Doppelt Action, by which the plaintiff sought a hearing on a motion for a preliminary injunction prior to the close of the Merger and requested that the court set an expedited discovery schedule prior to any such hearing. The plaintiff in the Doppelt Action also filed a lawsuit against the Partnership and the General Partner in 2017 for breach of the Partnership Agreement based on the treatment of the accrued but unpaid preferred distributions as “guaranteed payments” for tax purposes (the "Doppelt Tax Action"). A second putative class action lawsuit challenging the Merger was filed on April 3, 2018 against the Partnership, the Partnership GP and New Legacy (the “Chammah Ventures Action”). The Chammah Ventures Action contains the same causes of action and that plaintiff seeks substantially the same relief as the plaintiff in the Doppelt Action. On April 13, 2018, the Court issued an order consolidating the Doppelt and Chammah actions (together, the "Consolidated Action") and appointing Plaintiff Doppelt as lead plaintiff and his counsel as lead counsel for the putative class action. On April 13, 2018, the Court also granted the motion to expedite the consolidated action. On April 23, 2018 Plaintiff Doppelt filed an Amended Complaint, adding an additional count for breach of the Partnership Agreement. A hearing on Plaintiff's motion for a preliminary injunction and Legacy's motion to dismiss occurred on June 4, 2018.

On June 22, 2018, the Partnership, New Legacy, the General Partner and the plaintiff in the Consolidated Action reached an agreement in principle to settle the Consolidated Action. The parties submitted the Settlement Agreement to the Court on July 6, 2018 and, on July 11, 2018, the Court entered a scheduling order for consideration of the Settlement Agreement (the “Scheduling Order”). The Scheduling Order sets September 12, 2018 as the date for the hearing at which the Court will consider (i) the fairness of the Settlement Agreement; (ii) whether a judgment should be entered dismissing the Consolidated Action with prejudice; (iii) the plaintiff’s counsel’s application for fees and expenses; and (iv) any objections to the Settlement Agreement. The Settlement Agreement, if approved by the Court, will grant holders of Series A Preferred Units and Series B Preferred Units approximately 10,730,000 shares of common stock in New Legacy in addition to the approximately 16,913,592 shares those holders would collectively receive pursuant to the exchange ratios that were included in the Initial Merger Agreement. In exchange, the class of holders of Preferred Units (dating back to January 21, 2016 through the consummation of the Merger) have agreed to release the Partnership, the General Partner and New Legacy, and any of their parent entities, controlling persons, associates, affiliates, including any person or entity owning, directly or indirectly, any portion of the General Partner, or subsidiaries and each and all of their respective officers, directors, stockholders, employees, representatives, advisors, consultants and other released parties, from liability for any claims related to or arising out of the rights inhering to the Preferred Units (subject to limited exceptions related to tax liabilities), including all claims brought in the Consolidated Action. As part of the Settlement Agreement, the Doppelt Tax Action will be dismissed. Each of the administrative agent for the Revolving Credit Agreement and the majority lenders under the Term Loan Credit Agreement have consented to the terms of the Settlement Agreement, as required pursuant to the terms of the Current Credit Agreement and the Term Loan Credit Agreement, respectively.

A third putative class action lawsuit challenging the Merger was filed against the Partnership, the General Partner, New Legacy and Merger Sub on April 27, 2018 by Patrick Irish in the District Court in Midland County, Texas (the “Irish Action”). The Irish Action contains the same general causes of action as the initial complaint filed in the Doppelt Action and the Chammah Ventures Action and seeks the same relief. The Partnership, the General Partner, New Legacy and the plaintiff’s counsel in the Consolidated Action have agreed to coordinate efforts to obtain a dismissal of the Irish Action following the consummation of the Merger.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this report, you should carefully consider the risk factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Relating to the Corporate Reorganization

The Partnership and New Legacy are subject to litigation related to the Merger.

The Partnership and New Legacy are subject to litigation related to the Merger.  The Partnership, the General Partner and New Legacy have entered into the Settlement Agreement related to the Merger, which is subject to final court approval. There can be no assurances that final court approval will be obtained. In addition, it is possible that additional claims beyond those which have already been filed will be brought in an effort to enjoin the Merger or seek monetary relief from the Partnership or New Legacy. The Partnership and New Legacy cannot predict the outcome of this existing or potential litigation, nor can they predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation concerning the Merger could delay or prevent its consummation. In addition, the costs of defending the litigation, even if resolved in the Partnership’s or New Legacy’s favor, could be substantial and such litigation could distract the Partnership and New Legacy from pursuing the consummation of the Merger and other potentially beneficial business opportunities. The administrative agent for the Revolving Credit Agreement and the majority lenders under the Term Loan Credit Agreement each have consent rights relating to the settlement of certain litigation which may also limit the Partnership and New Legacy’s ability to resolve any litigation in order to consummate the Merger and the Corporate Reorganization.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of units purchased	Price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value of units) that may yet be purchased under the plans or programs
May 18, 2018	666(1)	$8.01	—	—
May 19, 2018	24,160(2)	$8.01	—	—
(1) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $8.01 per unit, the closing price of Legacy's units on the NASDAQ Global Market on May 18, 2018.
(2) These units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at a price of $8.01 per unit, the closing price of Legacy's units on the NASDAQ Global Market on May 18, 2018.

Item 6.  Exhibits.

The following documents are filed as a part of this Quarterly Report on Form 10-Q or incorporated by reference:

Exhibit Number	Description
2.1
Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2018, by and among Legacy Reserves Inc., Legacy Reserves Merger Sub LLC, Legacy Reserves LP and Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed on July 12, 2018, Exhibit 2.1)

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
3.4
Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 3.4)

3.5
First Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.6)

3.6
Second Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC (Incorporated by reference to Legacy Reserves LP's Quarterly Report on Form 10-Q (File No. 001-33249) filed May 4, 2012, Exhibit 3.7)

3.7
Third Amendment to Amended and Restated Limited Liability Company Agreement of Legacy Reserves GP, LLC. (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed March 26, 2018, Exhibit 3.1)

4.1
Second Supplemental Indenture, dated as of April  2, 2018, by and among Legacy Reserves LP, Legacy Reserves Inc., Legacy Reserves GP, LLC, Legacy Reserves Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (related to 8% Senior Notes due 2020) (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed April 2, 2018, Exhibit 4.1)

4.2
Second Supplemental Indenture, dated as of April  2, 2018, by and among Legacy Reserves LP, Legacy Reserves Inc., Legacy Reserves GP, LLC, Legacy Reserves Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (related to 6.625% Senior Notes due 2021) (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed April 2, 2018, Exhibit 4.2)

10.1
Stipulation and Agreement of Settlement, dated July 6, 2018, by and among Legacy Reserves Inc., Legacy Reserves LP, Legacy Reserves GP, LLC, the other released parties thereto, plaintiff Jeffrey Doppelt, the members of the Settlement Class (as defined therein), and the other releasing parties thereto (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed on July 12, 2018, Exhibit 10.1)

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

LEGACY RESERVES LP By: Legacy Reserves GP, LLC, its General Partner

August 7, 2018	By:	/s/ James Daniel Westcott
James Daniel Westcott
President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)